Form 10-K
period 2019-12-28
RCM TECHNOLOGIES INC
filed 2020-03-05
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ........... to ...........

Commission file number 1-10245

RCM TECHNOLOGIES, INC. (Exact Name of Registrant as Specified in its Charter)

Nevada		95-1480559
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey		08109-4613
(Address of Principal Executive Offices)		(Zip Code)

Registrant's telephone number, including area code:		(856) 356-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered

Common Stock, par value $0.05 per share	RCMT	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:		None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $25.1 million based upon the closing price of $4.00 per share of the registrant’s common stock on June 28, 2019 on The NASDAQ Global Market.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than 5% of the Common Stock of the Company as affiliates.

The number of shares of registrant’s common stock (par value $0.05 per share) outstanding as of March 5, 2020: 13,120,970.

Documents Incorporated by Reference
Portions of the definitive proxy statement for the registrant’s 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K.  If the 2020 Proxy Statement is not filed by April 27, 2020 (the first business day following the day that is 120 days after the last day of the registrant’s 2019 fiscal year), an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

RCM TECHNOLOGIES, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the Company’s strategic and business initiatives and growth strategies; and the outcome of litigation (at both the trial and appellate levels) and arbitrations, or other business disputes, involving the Company.  Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from such statements.  Such risks and uncertainties include, without limitation:  (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company’s ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company’s ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) the Company’s relationships with and reliance upon significant customers, and ability to collect accounts receivable from such customers; (v) risks associated with foreign currency fluctuations and changes in exchange rates, particularly with respect to the Canadian dollar; (vi) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vii) the adverse effect a potential decrease in the trading price of the Company’s common stock would have upon the Company’s ability to acquire businesses through the issuance of its securities; (viii) the Company’s ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company’s ability to remain competitive in the markets that it serves; (xi) the Company’s ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company’s ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xiv) the risk of cyber attacks on our information technology systems or those of our third party vendors; (xv) the Company’s ability to remain in compliance with federal and state wage and hour laws and regulations; (xvi) uncertainties in predictions as to the future need for the Company’s services; (xvii) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (xviii) the costs of conducting and the outcome of litigation, arbitrations and other business disputes involving the Company, and the applicability of insurance coverage with respect to any such litigation; (ixx) the results of, and costs relating to, any interactions with shareholders of the Company who may pursue specific initiatives with respect to the Company’s governance and strategic direction, including without limitation a contested proxy solicitation initiated by such shareholders, or any similar such interactions; and (xx) other economic, competitive, health and governmental factors affecting the Company’s operations, markets, products and services.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required by law, the Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

RCM consists of three operating segments: Engineering, Specialty Health Care and Information Technology Services.  RCM’s Engineering segment provides engineering and design, engineering analysis, technical writing and technical support services, process and industrial, Engineer, Procure and Construction Management (“EPC”) as well as Demand Side Management/Energy Conservation Services.   The Company’s Specialty Health Care Services segment provides the staffing of health care professionals, primarily health information management professionals, nurses, paraprofessionals, physicians and therapists.  The Company’s Information Technology, or IT, segment provides enterprise business solutions, application services, infrastructure solutions, competitive advantage & productivity solutions, life sciences solutions and other selected vertical market specific offerings.

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

During the fiscal year ended December 28, 2019, approximately 35.5% of RCM’s total revenues were derived from Engineering services, 46.8% from Specialty Health Care services, and the remaining 17.7% from IT services.

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

The Company’s Engineering group continues to focus on areas of growth within the energy, aerospace and commercial building industries as well as the industrial and oil and gas industries.  In recent years, many businesses have been adversely impacted by oil prices and other energy-related costs and developments, and for that reason as well as the concern of climate change, there has been growing sentiment around the world for the development of alternative sources of energy.

In the health care services industry, a shortage of nurses and other medical personnel in the United States has led to increases in business activity for health care service companies, including the Company’s Specialty Health Care Services group.  Due in part to an aging population and improved medical technology, the demand for selected health care professionals is expected to continue over the next several years.  In addition, public educational institutions are outsourcing their requirements for school nurses, therapists and paraprofessionals to lower their costs and it is expected that this will continue and grow.  Medical coding standards have become increasingly complex and this is driving increased demand among hospitals for consulting services regarding hospital information managements system, which also is expected to continue into the future.

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

Centralize Administrative Functions
The Company continues to improve its operational efficiencies by integrating general and administrative functions at the corporate or regional level and reducing or eliminating redundant functions formerly performed at smaller branch offices.  This enables the Company to realize savings and synergies and to control and monitor its operations efficiently, as well as to quickly integrate new acquisitions.  It also allows local branches to focus more on growing their local operations.

To accomplish this, the Company’s financial reporting and accounting systems are centralized in the Company’s operational headquarters in Parsippany, NJ.  The systems have been configured to perform all back office functions, including payroll, project cost accounting, billing, human resource administration and financial reporting and consolidation.  The Company utilizes third-party software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its financial reporting and accounting system at some point in the future and anticipates a comprehensive review of the system may take place during fiscal 2020. The Company has not determined when this contemplated replacement may be necessary. The Company estimates this upgrade or replacement of their financial reporting and accounting system will cost somewhere between $0.5 million and $1.0 million.  These estimates are subject to change.

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

As of December 28, 2019, the Company assigned approximately 460 engineering and technical personnel to its customers.

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

As of December 28, 2019, the Company assigned approximately 2,470 specialty health care services personnel to its customers.

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

The RCM Enterprise Business Solutions Group’s core business mission is to continue its strategic transformation designed to focus the Company on developing proprietary customized solutions and methodologies by bundling software, systems, tools and services into integrated business and technology solutions.  Invoices on projects whereby the Company sold its own proprietary software were not material for the fiscal year ended December 28, 2019.

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

As of December 28, 2019, the Company assigned approximately 250 information technology personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices

The Company’s organization consists of 29 branch offices located in the United States, Canada, Puerto Rico and Serbia.  The locations and services of each of the branch offices are set forth in the table below.

LOCATION	NUMBER OF OFFICES	SERVICES PROVIDED(1)
UNITED STATES
California	2	HC
Connecticut	2	E
Delaware	1	HC
Florida	2	HC
Hawaii	1	HC
Illinois	1	HC
Maryland	1	IT
Massachusetts	1	IT
Missouri	1	HC
New Jersey	3	E, IT
New York	4	E, HC, IT
Ohio	1	E
Pennsylvania	1	E
Rhode Island	1	E
	22

CANADA	3	E, IT

PUERTO RICO	1	E, IT

SERBIA	3	E, IT

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

The Company’s larger recognizable customers include ADP, Alstom Grid, American Electric Power, Amgen, AMN Healthcare, Atlantic City Electric Company, Atrium Medical, Aya Healthcare, Baltimore Gas & Electric, Bimbo Bakeries, Black and McDonald, Bruce Power Limited Partnership (“Bruce Power”), Bruckner Supply Company, Chicago Public Schools, Chrysler Corporation, Con Edison, Covanta, Entergy, Cross Country, Eversource Energy, Equifax, Exelon, First Energy, FlightSafety International, Granges Americas, Hamilton Sundstrand, Hawaii Department of Education, Hawaii Department of Public Safety, Hawaii State Hospital, Heartland Corn Products, ImClone Systems, Immucor, Johnson and Johnson, Lilly del Caribe, Lockheed Martin, New York City Board of Education, New York Power Authority, Ontario Power Generation, Pfizer, Pratt and Whitney, Praxair, PSE&G, Regeneron Pharmaceuticals, Remedy Partners, Right Sourcing, School District of Philadelphia, Scope Infotech, Sikorsky Aircraft, SNC Lavalin, United Health Group, United Technologies Corporation, Verizon, Vermont Yankee Nuclear Power, WE Energies and Western Alliance Bank.  The Company serves Fortune 1000 companies and many middle market clients.  The Company’s relationships with these customers are typically formed at the customers’ local or regional level and from time to time, when appropriate, at the corporate level for national accounts.

ITEM 1. BUSINESS (CONTINUED)

Sales and Marketing (Continued)

During the fiscal year ended December 28, 2019, New York City Board of Education and Hawaii Department of Education represented 17.6% and 11.1% of the Company’s revenues, respectively.  No other client accounted for 10% or more of total revenues during the year.   The Company’s five, ten and twenty largest customers accounted for approximately 43.5%, 57.0% and 69.2%, respectively, of the Company’s revenues for the fiscal year ended December 28, 2019.

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

The Company has enhanced its ERP hardware, Application and Operating system to accommodate its growing needs.  The branch offices of the Company are networked to the corporate offices via private circuits, which enable the ERP application to be accessed securely at all operational locations.  The ERP system supports Company-wide operations such as payroll, billing, human resources, project systems, accounts receivable, accounts payable, all general ledger accounting, budgeting and consolidation reporting functionality.  The Company believes that it will become necessary to upgrade or replace its financial reporting and accounting system at some point in the future and anticipates a comprehensive review of the system may take place during fiscal 2020. The Company has not determined when this contemplated replacement may be necessary. The Company estimates this upgrade or replacement of their financial reporting and accounting system will cost somewhere between $0.5 million and $1.0 million.  These estimates are subject to change.

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

Workforce

As of December 28, 2019, the Company employed an administrative, sales, recruiting and management staff of approximately 230 people, including licensed engineers and certified IT specialists who, from time to time, participate in engineering design and IT projects undertaken by the Company.  As of December 28, 2019, there were approximately 460 engineering and technical personnel, 2,470 specialty health care services personnel and 250 information technology personnel assigned by the Company to work on client projects or assignments for various periods.  None of the Company’s employees are party to a collective bargaining agreement.

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

Global Epidemics

Our business could be adversely impacted by the effects of epidemic outbreaks such as the recent Coronavirus outbreak in Asia and throughout the world, including North America. Such an epidemic could harm the global economy in general. We may experience impacts to certain of our customers or internal operations as a result of a health epidemic or other outbreak occurring in one or more locations, which in turn may materially and adversely affect our business, financial condition and results of operations.

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

Seasonality of Business

As described in “Item 1. Business,” our operating results are subject to seasonal fluctuations, with reduced demand often occurring during the first quarter of the year when clients are finalizing their engineering and IT budgets, and also during periods in which there are a substantial amount of holidays and season vacations.  In particular, one of the largest customers in our Specialty Health Care group, the New York City Department of Education, significantly reduces activity during the third quarter, when schools are closed for summer recess.  Our operating results for any given period may fluctuate as a result of the timing of holidays, vacations and other events, and if we were to experience unfavorable performance during periods in which we would otherwise expect to have high seasonal demand, we may have limited ability to make up for such performance during periods of seasonally lower demand.

ITEM 1A. RISK FACTORS (CONTINUED)

Events Affecting Significant Customers

As disclosed in “Item 1. Business,” the Company’s five, ten and twenty largest customers accounted for approximately 43.5%, 57.0% and 69.2%, respectively, of revenues for the fiscal year ended December 28, 2019.  During the fiscal year ended December 28, 2019, New York City Board of Education and Hawaii Department of Education represented 17.6% and 11.1% of the Company’s revenues, respectively.  No other client accounted for 10% or more of total revenues during the year.  The Company’s customers may be affected by the current state of the economy or developments in the credit markets or may engage in mergers or similar transactions.  In addition, customers may choose to reduce the business they do with RCM for other reasons or no reason.  The Company could also be materially impacted by actions of prime contractors whereby the Company derives revenues through a subcontractor relationship.  Should any significant customers experience a downturn in their business that weakens their financial condition or merge with another company or otherwise cease independent operation, or limit their relationship with us, it is possible that the business that the customer does with the Company would be reduced or eliminated, which could adversely affect the Company’s business, financial condition and results of operations.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of December 28, 2019 and December 29, 2018, the total amount of outstanding receivables from this customer on these disputed projects was $14.1 million and $8.9 million, respectively, subject to potential upward adjustment in damages claimed in arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter-claims. While the total amount of asserted counter-claims is unknown as of December 28, 2019, the total amount of such counter-claims is anticipated to be at least $10.3 million.  The Company believes these counter-claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any counter-claims.  The Company believes these counter-claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude prior to reporting its first quarter of fiscal 2020 financial results.  While the Company believes the customer’s counter-claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such counter-claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

Revolving Credit Facility and Liquidity

If the Company were unable to borrow under its Revolving Credit Facility (see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities”), it may adversely affect liquidity, results of operations and financial condition.  The Company’s liquidity depends on its ability to generate sufficient cash flows from operations and, from time to time, borrowings under the Revolving Credit Facility with the Company’s agent lender Citizens Bank of Pennsylvania. The Company believes that Citizens Bank is liquid and is not aware of any current risk that they will become illiquid.  At December 28, 2019, the Company had $34.8 million in borrowings under the Revolving Credit Facility outstanding and $1.6 million outstanding under letters of credit, with availability for additional borrowings under the Revolving Credit Facility of $8.6 million.

The Revolving Credit Facility contains various financial and non-financial covenants.  At December 28, 2019, the Company was in compliance with the covenants and other provisions of the Credit Facility. Any failure to be in compliance could have a material adverse effect on liquidity, results of operations and financial condition.

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

ITEM 1A. RISK FACTORS (CONTINUED)

International Operations

The Company operates its business in Canada and, to a less significant extent, in Puerto Rico and Serbia. For the fiscal year ended December 28, 2019, approximately 12.7% of the Company’s revenues were generated outside the United States. There are certain risks inherent in conducting business internationally including: the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws (including without limitation the U.S. Foreign Corrupt Practices Act), changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, complex and uncertain employment environments, political instability and potentially adverse tax consequences. To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company provides specialty professional consulting services, principally performed at various client locations, through 29 administrative and sales offices located in the United States, Puerto Rico, Canada and Serbia.  The majority of the Company’s offices typically consist of 1,000 to 15,000 square feet and are typically leased by the Company for terms of one to five years.  Offices in larger or smaller markets may vary in size from the typical office.  The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

The Company’s executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 11,100 square feet and are leased at a rate of approximately $15.00 per square foot per annum for a term ending on June 30, 2020.

The Company’s operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054-1271.  These premises consist of approximately 9,200 square feet and are leased at a rate of approximately $24.45 per square foot per annum for a term ending on January 31, 2024.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $10.3 million in damages (as further described below) as of December 28, 2019.  As of December 28, 2019, the Company did not have an accrual for any such liabilities.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of December 28, 2019 and December 29, 2018, the total amount of outstanding receivables from this customer on these disputed projects was $14.1 million and $8.9 million, respectively, subject to potential upward adjustment in damages claimed in arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter-claims. While the total amount of asserted counter-claims is unknown as of December 28, 2019, the total amount of such counter-claims is anticipated to be at least $10.3 million.  The Company believes these counter-claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any counter-claims.  The Company believes these counter-claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude prior to reporting its first quarter of fiscal 2020 financial results.  While the Company believes the customer’s counter-claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such counter-claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

Holders

As of February 14, 2020, the approximate number of holders of record of the Company’s Common Stock was 313 and the number of beneficial owners of its Common Stock was approximately 1,795.

Dividends

No dividends were declared in fiscal 2019 or fiscal 2018.  All restricted share units contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock unit grant date and ultimate share distribution date.  Total accrued dividends as of December 28, 2019 were $40,000 and are eligible to be paid in fiscal 2020.  Dividends on any forfeited restricted share units will be forfeited.

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

The majority of the Company’s services are provided under purchase orders.  Contracts are utilized on certain of the more complex assignments where the engagements are for longer terms or where precise documentation on the nature and scope of the assignment is necessary.  Although contracts normally relate to longer-term and more complex engagements, they do not obligate the customer to purchase a minimum level of services and are generally terminable by the customer on 60 to 90 days’ notice.  The Company, from time to time, enters into contracts requiring the completion of specific deliverables.  Typically, these contracts are for less than one year.  In certain instances, the Company recognizes revenue when invoiced at the time certain milestones are reached, as defined in the contract.  The Company may also recognize revenue between milestones when costs are incurred using the percentage of completion method.

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
RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. In our condensed consolidated financial statements, estimates are used for, but not limited to, accounts receivable and allowance for doubtful accounts, goodwill, long-lived intangible assets, accounting for stock options and restricted stock units, insurance liabilities, accounting for income taxes and accrued bonuses.

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

The following table presents our revenues disaggregated by revenue source for the fifty-two week periods ended December 28, 2019 and December 29, 2018:

	December 28, 2019	December 29, 2018
Engineering:
Time and Material	$55,195	$71,639
Fixed Fee	12,678	14,424
Permanent Placement Services	-	15
Total Engineering	$67,873	$86,078

Specialty Health Care:
Time and Material	$88,057	$82,153
Permanent Placement Services	1,291	1,510
Total Specialty Health Care	$89,348	$83,663

Information Technology:
Time and Material	$33,384	$30,361
Permanent Placement Services	495	250
Total Information Technology	$33,879	$30,611
	$191,100	$200,352

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Deferred revenue was $0.4 million and $0.2 million at December 28, 2019 and December 29, 2018, respectively and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at those dates.  Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet.  For the fifty-two week period ended December 28, 2019, the Company recognized revenue of $0.2 million that was included in deferred revenue at the beginning of the reporting period.

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

There was no goodwill impairment in fiscal 2019 or 2018.  During all periods presented, the Company determined that the existing qualitative factors did not suggest that an impairment of goodwill exists.  There can be no assurance that future indicators of impairment and tests of goodwill impairment will not result in impairment charges for both its Engineering and Specialty Healthcare segments.

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

Accounting for Restricted Stock Units

The Company uses restricted stock units to attract, retain and reward employees for long-term service.  The Company follows Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) Topic 718 “Compensation – Stock Compensation” which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements.  This compensation cost is measured based on the fair value of the equity or liability instruments issued.  The Company measures stock-based compensation cost using the Black-Scholes option pricing model for stock options and the fair value of the underlying common stock at the date of grant for restricted stock units.

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
RESULTS OF OPERATIONS (CONTINUED)

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of December 28, 2019, the Company had both domestic and foreign net deferred tax net liabilities of $0.4 million.   The domestic long term deferred tax net liability includes $1.2 million in deferred assets offset by $1.6 million in deferred tax liabilities. The domestic deferred tax assets consist of a net operating loss carryforward of $0.3 million and various deferred expense accruals and reserves of $0.9 million. The deferred tax liabilities consist of prepaid expenses of $0.7 million, acquisition amortization of $0.6 million and advance depreciation deductions of $0.3 million.  The realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  If actual results differ from these estimates and assessments, valuation allowances may be required.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Puerto Rico and Serbia. The Company and its subsidiaries file a consolidated United States Federal income tax return and file in various states. The Company’s federal income tax returns have been examined through 2012.  The Internal Revenue Service is currently examining fiscal tax years 2013, 2015, 2016 and 2017.  The State of New Jersey is currently examining fiscal tax years 2009 through 2012.  Except for New Jersey and other limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2015.  The Company is no longer subject to audit in Canada for the tax years prior to tax year 2015.  The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2009.

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
RESULTS OF OPERATIONS (CONTINUED)

Performance-Based Restricted Stock Units

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
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 28, 2019 Compared to Fiscal Year Ended December 29, 2018

A summary of operating results for the fifty-two week periods ended December 28, 2019 and December 29, 2018 is as follows (in thousands):

	Fiscal Years Ended
	December 28, 2019		December 29, 2018
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$191,100	100	$200,352	100.0
Cost of services	142,508	74.6	151,042	75.4
Gross profit	48,592	25.4	49,310	24.6

Selling, general and administrative	40,390	21.1	40,386	20.2
Depreciation and amortization of property and equipment	1,261	0.7	1,442	0.7
Amortization of acquired intangible assets	327	0.2	125	0.1
Severance, professional fees, office closures and other charges	-	-	1,571	0.7
Tax credit professional fees	47	0.0	371	0.2
Operating costs and expenses	42,025	22.0	43,895	21.9

Operating income	6,567	3.4	5,415	2.7
Other expense, net and foreign currency transactions	(1,745)	(0.9)	(1,507)	(0.7)

Income before income taxes	4,822	2.5	3,908	2.0
Income tax expense	764	0.4	1,193	0.6

Net income	$4,058	2.1	$2,715	1.4

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal years ended December 28, 2019 (fiscal 2019) and December 29, 2018 (fiscal 2018) consisted of fifty-two weeks each.

Revenue.  Revenue decreased 4.6%, or $9.3 million, for the fifty-two week period ended December 28, 2019 as compared to the fifty-two week period ended December 29, 2018 (the “comparable prior year period”).  Revenue decreased $18.2 million in the Engineering segment, increased $5.7 million in the Specialty Health Care segment and increased $3.3 million in the Information Technology segment.  See Segment Discussion for further information on revenue changes.

The Company has material operations in Canada, primarily from the Company’s Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the “Exchange Rate”). For the fifty-two week period ended December 28, 2019, the Company generated total revenue from its Canadian clients of $16.8 million in U.S. dollars at an Exchange Rate of 75.3% as compared to $27.9 million in U.S. dollars at an Exchange Rate of 77.3% for the comparable prior year period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 28, 2019 Compared to Fiscal Year Ended December 29, 2018

Cost of Services and Gross Profit.  Cost of services decreased 5.7%, or $8.5 million, for the fifty-two week period ended December 28, 2019 as compared to the comparable prior year period. Cost of services decreased due to the decrease in revenue.  Cost of services as a percentage of revenue for the fifty-two week periods ended December 28, 2019 and December 29, 2018 were 74.6% and 75.4%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $40.4 million for both the fifty-two week periods ended December 28, 2019 and December 29, 2018.  As a percentage of revenue, SGA expenses were 21.1% for the fifty-two week period ended December 28, 2019 and 20.2% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Severance, Professional Fees and Other Charges. The Company did not incur any comparative severance, professional fees and other charges for the fifty-two week period ended December 28, 2019 as compared to $1.6 million for the fifty-two week period ended December 29, 2018.  The fiscal 2018 charges include severance accrued for the Company’s former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, totaling approximately $0.9 million.  The additional charges of $0.7 million incurred related to transactional financial advisory fees, legal fees associated with defending a frivolous lawsuit by a competitor of the Company, professional fees associated with the acquisition of Thermal Kinetics and search fees associated with hiring a senior executive.

Tax Credit Professional Fees. The Company incurred de minimis tax credit professional fees in the fifty-two week period ended December 28, 2019 as compared to $0.4 million in the comparable prior year period.

Other Expense.  Other expense consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income imputed interest on contingent consideration and gains and losses on foreign currency transactions.  Other expense, net increased to $1.7 million as compared to $1.5 million for the comparable prior year period.  The primary component of the increase was interest expense which increased due to increased borrowings under the Company’s line of credit.  The primary reason for the increased borrowing was to fund the Company’s increase in accounts receivable during the fifty-two week period ended December 28, 2019, as compared to the comparable prior year period.

Income Tax Expense.  The Company recognized $0.8 million of income tax expense for the fifty-two week period ended December 28, 2019, as compared to $1.2 million for the comparable prior year period.  The Company recognized a tax benefit of $0.7 million in fiscal 2019 due to settlements with the U.S. Internal Revenue Service and state New Jersey regarding research and development tax credits generated in prior years. Otherwise, the consolidated effective income tax rate for the current period was 29.6% as compared to 30.5% for the comparable prior year period. Not including the research and development tax credits and other discrete tax adjustments in fiscal 2018, the Company has income tax rates as of December 28, 2019 of approximately 28.0%, 26.5% and 15.0% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 28, 2019 Compared to Fiscal Year Ended December 29, 2018 (Continued)

Segment Discussion
Engineering
Engineering revenues of $67.9 million for the fifty-two week period ended December 28, 2019 decreased 21.1%, or $18.2 million, as compared to the comparable prior year period.  The decrease was principally due to a decrease of $7.7 million from the Company’s Energy Services Group, a decrease of $7.7 million from the Company’s Canadian Power Systems Group, and a decrease of $2.8 million from the Company’s Aerospace Group, partially offset by an increase of $1.9 million from the TKE acquisition.  The Company attributes these revenue declines to decreased spending on the part of its Canadian Power Systems and Aerospace clients, increased competition from other vendors to its Canadian Power Systems clients, and timing of large projects from the Company’s Energy Services clients. Gross profit decreased by 18.2%, or $4.1 million, as compared to the comparable prior year period. Gross profit decreased primarily because of the decrease in revenue. Gross margin of 27.2% for the current period increased from 26.2% for the comparable prior year period. The increase in gross margin was primarily due to a concerted effort to improve utilization of the Engineering segment’s billable consultants.  The Engineering segment operating income decreased by $1.7 million to $3.7 million for the fifty-two week period ended December 28, 2019, as compared to $5.4 million for the comparable prior year period. The decrease in operating income was primarily due to the decreases in revenue and gross profit and offset by a decrease of $2.4 million to SGA expense. The decrease in SGA expense was primarily due to a concerted effort to reduce expenses to an efficient level commensurate with current revenue and gross profit and a lower allocation of corporate-generated SGA expense relative to the Company’s other two segments.

Specialty Health Care

Specialty Health Care revenue of $89.3 million for the fifty-two week period ended December 28, 2019 increased 6.8%, or $5.7 million, as compared to the comparable prior year period.  The increase was primarily driven by increases of $7.2 million from the New York City office, and $3.2 million from the Honolulu office, offset by decreases of $2.2 million from the travel nursing staffing group, $0.7 million from the Chicago office, $0.6 million from the HIM practice, $0.5 million from the Locum Tenens Group and $0.2 million from the Permanent Placement Group. The primary reason for revenue increases in New York City and Hawaii was the incremental addition of paraprofessionals billed on school contracts. The Company primarily attributes the decline in revenue from its travel nursing staffing group to increased competition from large national competitors. The Specialty Health Care segment’s gross profit increased by 11.1%, or $2.1 million, to $20.9 million for the fifty-two week period ended December 28, 2019, as compared to $18.8 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenue. Gross profit margin for the fifty-two week period ended December 28, 2019 increased to 23.4% as compared to 22.5% for the comparable prior year period. The Company primarily attributes the increase in gross profit margin to bill rate increases on certain major school contracts. Specialty Health Care experienced operating income of $2.9 million for the fifty-two week period ended December 28, 2019, as compared to $1.9 million for the comparable prior year period. The primary reason for the increase in operating income was the increase to revenue and gross profit.  SGA expense increased by $1.1 million to $17.6 million, as compared to $16.5 million in the comparable prior year period. The increase in SGA expense was primarily due to the need to increase SGA infrastructure expense to support the increased activity levels associated with higher revenue and a higher allocation of corporate-generated SGA expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 28, 2019 Compared to Fiscal Year Ended December 29, 2018 (Continued)

Segment Discussion (Continued)

Information Technology

Information Technology revenue of $33.9 million for the fifty-two week period ended December 28, 2019 increased 10.7%, or $3.3 million, as compared to $30.6 million for the comparable prior year period. The Company experienced increases to revenue from most of its Information Technology business lines. The Company attributes these increases to investments in management and sales personnel. Gross profit of $9.2 million for the fifty-two week period ended December 28, 2019 increased 16.6%, or $1.3 million, as compared to $7.9 million for the comparable prior year period. The increase in gross profit was primarily due to the increase in revenue.  The Information Technology gross profit margin for the fifty-two week period ended December 28, 2019 was 27.2% as compared to 25.9% for the comparable prior year period.  The Company attributes the gross margin increase to higher utilization of the Information Technology’s fixed labor consultants. SGA expense increased by $1.3 million to $9.1 million. The increase in SGA expense was primarily due to increased investments in management and sales personnel and a higher allocation of corporate-generated SGA expense. The Information Technology segment experienced a negligible increase to operating income as the increase in gross profit approximately offset the increase in SGA expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 28, 2019 Compared to Fiscal Year Ended December 29, 2018 (Continued)
Supplemental Operating Results on a Non-GAAP Basis

The following non-GAAP measures, which adjust for the categories of expenses described below, primarily changes in contingent consideration as a result of re-measurement in the amount of contingent consideration we expect to pay with respect to past acquisitions, are non-GAAP financial measures.  Our management believes that these non-GAAP financial measures (“EBITDA” and “Adjusted EBITDA”) are useful information for investors, shareholders and other stakeholders of our company in gauging our results of operations on an ongoing basis and to enhance investors’ overall understanding of our current financial performance and period-to-period comparisons.  We believe that both EBITDA and Adjusted EBITDA are performance measures and not liquidity measures, and therefore a reconciliation between net income and EBITDA and Adjusted EBITDA has been provided.  Neither EBITDA nor Adjusted EBITDA should be considered as an alternative to net income as an indicator of performance.  In addition, neither EBITDA nor Adjusted EBITDA takes into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows.  We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP.  These non-GAAP measures should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

The following unaudited table presents the Company's GAAP Net Income measure and the corresponding adjustments used to calculate “EBITDA” and “Adjusted EBITDA” for the fifty-two week periods ended December 28, 2019 and December 29, 2018.

	Fifty-Two Week Periods Ended
	December 28, 2019	December 29, 2018
GAAP net income	$4,058	$2,715
Income tax expense	764	1,193
Interest expense	1,695	1,367
Imputed interest on contingent consideration	61	104
Depreciation of property and equipment	1,261	1,442
Amortization of acquired intangible assets	327	125
EBITDA (non-GAAP)	$8,166	$6,946

Adjustments
Severance, professional fees, office closures and other charges	-	1,571
Tax credit professional fees	47	371
Loss on foreign currency transactions	(11)	36
Adjusted EBITDA (non-GAAP)	$8,202	$8,924

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows
($ in thousands):

	Fiscal Years Ended
	December 28, 2019	December 29, 2018
Cash (used in) provided by:
Operating activities	($4,778)	($64)
Investing activities	($363)	($2,583)
Financing activities	$6,627	$346

Operating Activities

Operating activities used $4.8 million of cash for the fifty-two week period ended December 28, 2019 as compared to $0.1 million in the comparable prior year period.  The major components of cash used in or provided by operating activities in the fifty-two week period ended December 28, 2019 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

Net income for the fifty-two week period ended December 28, 2019 was $4.1 million as compared to $2.7 million for the comparable prior year period.  An increase in accounts receivables in the fifty-two week period ended December 28, 2019 used $7.6 million of cash as compared to $7.7 million in the comparable prior year period. The Company attributes the increase in accounts receivables for the fifty-two week period ended December 28, 2019 to several different clients in both its Engineering and Specialty Health Care segments that experienced temporary delays in its approval and payment processes.  The Company anticipates that its accounts receivable balance relative to revenue will improve during the first quarter of fiscal 2020.

The Company’s transit accounts payable usually exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net receivable of $0.3 million as of December 28, 2019 and negligible as of December 29, 2018, using $0.3 million of cash during the fifty-two week period ended December 28, 2019.  The net of transit accounts payable and transit accounts receivable was a net receivable of $0.1 million and a net payable of $1.7 million as of December 29, 2018 and December 30, 2017, respectively, the cash impact during the fifty-two week period ended December 29, 2018 used $1.8 million in cash.

Prepaid expenses and other current assets used $0.6 million of cash for the fifty-two week period ended December 28, 2019 as compared to using $0.2 million of cash for the comparable prior year period.  The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business.

A decrease in accounts payable and accrued expenses used $3.1 million for the fifty-two week period ended December 28, 2019 as compared to providing $1.0 million of cash for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Changes in accrued payroll and related costs used $1.3 million for the fifty-two week period ended December 28, 2019 as compared to providing $1.3 million for the fifty-two week period December 29, 2018.  There are three primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; and 3) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.  The Company’s last major payroll for the fifty-two week period ended December 28, 2019 was paid on December 20, 2019.  Additionally, the Company accrued $0.8 million as of December 29, 2018 for severance and other benefits for its former CEO that terminated in fiscal 2018.  The entire balance was paid in fiscal 2019.

Investing Activities

Investing activities used cash of $0.4 million and $2.6 million for the fifty-two week periods ended December 28, 2019 and December 29, 2018, respectively.  Investing activities included expenditures for property and equipment of $0.4 million and $1.5 million for the current and comparable prior year period, respectively. The decrease was due to an abnormally high outlay for software in fiscal 2018. The Company spent $1.1 million on the TKE acquisition in fiscal 2018 and did not make any acquisitions in fiscal 2019.

Financing Activities

Financing activities provided $6.7 million of cash for the fifty-two week period ended December 28, 2019 as compared to $0.3 million in the comparable prior year period.  The Company made net borrowings under its line of credit of $7.2 million during the fifty-two week period ended December 28, 2019 as compared to net borrowings of $0.3 million in the comparable prior year period.  The primary reason for net borrowings during the fifty-two week period ended December 28, 2019 was to fund the $7.6 million increase in accounts receivable. The Company generated cash of $0.3 million from sales of shares from its equity plans for the current period and $0.4 million for the comparable prior year period.  The Company paid $0.6 million in contingent consideration during the fifty-two week period ended December 28, 2019, as compared to $0.3 million in the comparable prior year period.

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on October 18, 2019.  As amended and restated, the Revolving Credit Facility provides for a $45.0 million revolving credit facility, has no sub-limit for letters of credit, and expires on August 8, 2023.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the fifty-two week period ended December 28, 2019 was 4.4%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  As of December 28, 2019, the Company was in compliance with all covenants contained in the Revolving Credit Facility.

Borrowings under the line of credit as of December 28, 2019 and December 29, 2018 were $34.8 million and $27.5 million, respectively.  At December 28, 2019 and December 29, 2018 there were letters of credit outstanding for $1.6 million.  At December 28, 2019, the Company had availability for additional borrowings under the Revolving Credit Facility of $8.6 million.

Dividends

All restricted share units contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock unit grant date and ultimate share distribution date.  Total accrued dividends as of December 28, 2019 were $40,000 and are eligible to be paid in fiscal 2020.  Dividends on any forfeited restricted share units will be forfeited.

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

Liquidity and Capital Resources (Continued)

Commitments and Contingencies (Continued)
The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of December 28, 2019 and December 29, 2018, the total amount of outstanding receivables from this customer on these disputed projects was $14.1 million and $8.9 million, respectively, subject to potential upward adjustment in damages claimed in arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter-claims. While the total amount of asserted counter-claims is unknown as of December 28, 2019, the total amount of such counter-claims is anticipated to be at least $10.3 million.  The Company believes these counter-claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any counter-claims.  The Company believes these counter-claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude prior to reporting its first quarter of fiscal 2020 financial results.  While the Company believes the customer’s counter-claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such counter-claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its SAP financial reporting and accounting system at some point in the future and anticipates a comprehensive review of the system may take place during fiscal 2020.  The Company has not determined when this contemplated replacement may be necessary.  The Company estimates this upgrade or replacement of their financial reporting and accounting system will cost between $0.5 million and $1.0 million.  These estimates are subject to material change.

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

Maturities of lease liabilities are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases
2020	$2,334	$322
2021	1,760	169
2022	1,301	23
2023	886	-
Thereafter	186	-

Total lease payments	6,467	514
Less: imputed interest	(412)	(10)
Total	$6,055	$504

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

As of December 28, 2019, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018 the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at December 28, 2019 as follows:

Fiscal Year Ending	Total
January 2, 2021	$344
January 1, 2022	1,438
December 31, 2022	1,276
Estimated future contingent consideration payments	$3,058

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after December 28, 2019 are capped at a cumulative maximum of $6.3 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of December 28, 2019.  During the fifty-two week period ended December 28, 2019, the Company measured the intangibles acquired at fair value on a non-recurring basis.  Contingent consideration related to acquisitions are recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

Significant employment agreements are as follows:

Executive Severance Agreements

The Company is a party to an Executive Severance Agreement (the “Executive Severance Agreement”) with each of Bradley S. Vizi, the Company's Executive Chairman and President (dated as of June 1, 2018), and Kevin Miller, the Company’s Chief Financial Officer (dated as of February 28, 2014, as amended) which sets forth the terms and conditions of certain payments to be made by the Company to executive in the event that, while employed by the Company, (a) the Executive experiences a termination of employment unrelated to a “Change in Control” (as defined therein) or (b) there occurs a Change in Control and either (i) the Executive’s employment is terminated for a reason related to the Change in Control or (ii) in the case of Mr. Miller, Mr. Miller remains continuously employed with the Company for three months following the Change in Control.

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
RESULTS OF OPERATIONS (CONTINUED)

New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities.   In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of December 28, 2019, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company’s variable-rate line of credit balances during the fifty-two week period ended December 28, 2019, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.4 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 28, 2019 based upon criteria in Internal Control-Integrated Framework issued and updated in fiscal 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the company’s internal control over financial reporting was effective as of December 28, 2019, based on the criteria in Internal Control-Integrated Framework issued by COSO.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 shall be included in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 shall be included in the 2020 Proxy Statement and is incorporated herein by reference.

The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s shareholders and that have not been approved by the Company’s shareholders.

Plan category	Number of securities to be potentially issued upon realization of restricted stock units	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	391,725(1)	N/A	268,326
Equity compensation plans not approved by security holders	____________________	____________________	____________________
Total	391,725(1)	N/A	268,326

(1)  Includes time-based stock units of 151,725 and performance-based restricted stock units of 240,000, none of which have an exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 shall be included in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the 2020 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. and 2. Financial Statement Schedules -- See “Index to Financial Statements and Schedules” on F-1.

3. See Item (b) below.

(b)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report (unless otherwise indicated, the file number with respect to each filed document is 1-10245):

	+	2(a)
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

(3)(a)
Articles of Incorporation, as amended; incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 1994, filed with the Securities and Exchange Commission on January 4, 1995.

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

		(4)	Description of Common Stock. (Filed herewith)

	*	(10)(a)
RCM Technologies, Inc. 2000 Employee Stock Incentive Plan, dated January 6, 2000; incorporated by reference to Exhibit A to the Registrant’s Proxy Statement, dated March 3, 2000, filed with the Securities and Exchange Commission on February 28, 2000.

	*	(10)(b)
The RCM Technologies, Inc. 2007 Omnibus Equity Compensation Plan; incorporated by reference to Annex A to the Registrant’s Proxy Statement, dated April 20, 2007, filed with the Securities and Exchange Commission on April 19, 2007.

	*	(10)(c)
Executive Severance Agreement between RCM Technologies, Inc. and Kevin Miller dated December 27, 2012; incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 27, 2012, filed with the Securities and Exchange Commission on December 28, 2012.

	*	(10)(d)
Amendment No. 1 to Executive Severance Agreement between RCM Technologies, Inc. and Kevin Miller dated December 26, 2017; incorporated by reference to Exhibit 10(x) to the Registrant’s Annual Report on Form 10-K for this fiscal year ended December 29, 2018, filed with the Securities and Exchange Commission on March 8, 2018.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

	*	(10)(e)
RCM Technologies, Inc. Amended and Restated 2014 Omnibus Equity Compensation Plan; incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement for the 2016 Annual Meeting filed with the Securities and Exchange Commission on October 28, 2016.

	*	(10)(f)	Form of Stock Unit Agreement; incorporated by reference to Exhibit 99.2 to the December 2014 8-K.

	*	10(g)
RCM Technologies, Inc. Change in Control Plan for Selected Executive Management (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2015 and incorporated herein by reference).

	*	10(h)
Amendment 2015-3 to the RCM Technologies, Inc. 2001 Employee Stock Purchase Plan; incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting filed with the Securities and Exchange Commission on October 30, 2015.

	*	10(i)
Amendment 2018-4 to the RCM Technologies, Inc. 2001 Employee Stock Purchase Plan; incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2018.

	*	10(j)
Executive Severance Agreement, dated as of June 1, 2018, by and between the Company and Bradley S. Vizi; incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018.

10(k)
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

(10)(l)
First Amendment to Third Amended and Restated Loan Agreement, dated as of August 9, 2018, by and among the Company and all of its subsidiaries, and Citizens Bank, N.A., a national banking association (as successor by merger to Citizens Bank of Pennsylvania), in its capacities as lender and as administrative agent and arranger; incorporated by reference to Exhibit 99 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2019.

		(21.1)	Subsidiaries of the Registrant. (Filed herewith)

		(23.1)	Consent of Macias, Gini & O’Connell, LLP. (Filed herewith)

		(23.2)	Consent of EisnerAmper LLP. (Filed herewith)

		(31.1)	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

		(31.2)	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

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

RCM Technologies, Inc.

Date: March 5, 2020	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: March 5, 2020	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 5, 2020	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: March 5, 2020	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: March 5, 2020	By:	/s/ Roger H. Ballou
Roger H. Ballou
Director

Date: March 5, 2020	By:	/s/ Richard A. Genovese
Richard A. Genovese
Director

Date: March 5, 2020	By:	/s/ Swarna Kakodkar
Swarna Kakodkar
Director

Date: March 5, 2020	By:	/s/ Leon Kopyt
Leon Kopyt
Founder and Chairman Emeritus

Date: March 5, 2020	By:	/s/ S. Gary Snodgrass
S. Gary Snodgrass
Director

RCM TECHNOLOGIES, INC.

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 28, 2019 and December 29, 2018 (Amounts in thousands, except share and per share amounts, unless otherwise indicated)

	December 28,	December 29,
	2019	2018

Current assets:
Cash and cash equivalents	$1,847	$482
Accounts receivable, net	59,760	52,335
Transit accounts receivable	4,906	2,569
Prepaid expenses and other current assets	4,144	3,425
Total current assets	70,657	58,811

Property and equipment, net	2,717	3,485

Other assets:
Deposits	209	214
Goodwill	16,354	17,532
Operating right of use asset	5,820	-
Intangible assets, net	416	743
Deferred tax assets, net, domestic	-	725
Total other assets	22,799	19,214

Total assets	$96,173	$81,510

Current liabilities:
Accounts payable and accrued expenses	$6,220	$9,969
Transit accounts payable	4,552	2,506
Accrued payroll and related costs	7,713	9,028
Finance lease payable	315	-
Income taxes payable	130	97
Operating right of use liability	2,134	-
Liability for contingent consideration from acquisitions	344	1,588
Total current liabilities	21,408	23,188

Deferred tax liability, foreign	382	398
Deferred tax liability, net, domestic	395	-
Finance lease payable	189	-
Liability for contingent consideration from acquisitions	2,714	3,185
Operating right of use liability	3,921	-
Borrowings under line of credit	34,761	27,540
Total liabilities	63,770	54,311

Commitments and contingencies (note 16)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
15,826,891 shares issued and 13,003,719 shares outstanding at December 28, 2019 and 15,578,345 shares issued and 12,755,173 shares outstanding at December 29, 2018	791	778
Additional paid-in capital	108,452	107,326
Accumulated other comprehensive loss	(2,748)	(2,755)
Accumulated deficit	(59,105)	(63,163)
Treasury stock (2,823,172 shares at December 28, 2019 and at December 29, 2018) at cost	(14,987)	(14,987)
Stockholders’ equity	32,403	27,199

Total liabilities and stockholders’ equity	$96,173	$81,510

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended December 28, 2019 and December 29, 2018
(Dollars in thousands, except per share amounts, unless otherwise indicated)

	December 28, 2019	December 29, 2018

Revenues	$191,100	$200,352
Cost of services	142,508	151,042
Gross profit	48,592	49,310

Operating costs and expenses
Selling, general and administrative	40,390	40,386
Depreciation and amortization of property and equipment	1,261	1,442
Amortization of acquired intangible assets	327	125
Severance, professional fees and other charges	-	1,571
Tax credit professional fees	47	371
Operating costs and expenses	42,025	43,895

Operating income	6,567	5,415

Other (expense) income
Interest expense and other, net	(1,695)	(1,367)
Imputed interest on contingent consideration	(61)	(104)
Gain (loss) on foreign currency transactions	11	(36)
Other expense, net	(1,745)	(1,507)

Income before income taxes	4,822	3,908
Income tax expense	764	1,193

Net income	$4,058	$2,715

Basic and diluted net income per share	$0.31	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Fiscal Years Ended December 28, 2019 and December 29, 2018 (Dollars in thousands unless otherwise indicated)

	December 28,	December 29,
	2019	2018

Net income	$4,058	$2,715
Other comprehensive income (loss)	7	(360)
Total comprehensive income	$4,065	$2,355

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Amounts in thousands, except share amounts, unless otherwise indicated)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 30, 2017	15,017,522	$751	$104,540	($2,395)	($65,878)	2,823,172	($14,987)	$22,031

Issuance of stock under employee stock purchase plan	90,877	4	381	-	-	-	-	385
Translation adjustment	-	-	-	(360)	-	-	-	(360)
Issuance of stock upon vesting of restricted share units	29,195	1	(1)	-	-	-	-	-
Share based compensation expense	-	-	544	-	-	-	-	544
Accrued dividends forfeited	-	-	6	-	-	-	-	6
Common stock issued for acquisition	440,751	22	1,856	-	-	-	-	1,878
Net income	-	-	-	-	2,715	-	-	2,715

Balance, December 29, 2018	15,578,345	$778	$107,326	($2,755)	($63,163)	2,823,172	($14,987)	$27,199

Issuance of stock under employee stock purchase plan	118,526	6	315	-	-	-	-	321
Translation adjustment	-	-	-	7	-	-	-	7
Issuance of stock upon vesting of restricted share units	130,020	7	(7)	-	-	-	-	-
Share based compensation expense	-	-	806	-	-	-	-	806
Accrued dividends forfeited	-	-	12	-	-	-	-	12
Net income	-	-	-	-	$4,058	-	-	$4,058

Balance, December 28, 2019	15,826,891	$791	$108,452	($2,748)	($59,105)	2,823,172	($14,987)	$32,403

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Fiscal Years Ended December 28, 2019 and December 29, 2018 (Dollars in thousands unless otherwise indicated)

	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net income	$4,058	$2,715

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,588	1,567
Changes in contingent consideration	61	47
Share-based compensation expense	806	544
Provision for losses on accounts receivable	322	1,106
Deferred income tax (benefit) expense	1,104	1,430
Changes in assets and liabilities:
Accounts receivable	(7,626)	(7,681)
Transit accounts receivable	(2,311)	392
Prepaid expenses and other current assets	(645)	(170)
Accounts payable and accrued expenses	(3,085)	1,021
Transit accounts payable	2,018	(2,108)
Accrued payroll and related costs	(1,342)	1,335
Right of use assets and liabilities	236	-
Income taxes payable	38	(262)
Total adjustments	(8,836)	(2,779)
Net cash used in operating activities	(4,778)	(64)

Cash flows from investing activities:
Property and equipment acquired	(367)	(1,518)
Decrease in deposits	4	1
Cash payments for business acquired	-	(1,066)
Net cash used in investing activities	(363)	(2,583)

Cash flows from financing activities:
Borrowings under line of credit	95,554	90,329
Repayments under line of credit	(88,332)	(90,068)
Issuance of stock for employee stock purchase plan	321	385
Payments of finance lease obligations	(318)	-
Contingent consideration paid	(598)	(300)
Net cash provided by financing activities	6,627	346
Effect of exchange rate changes on cash and cash equivalents	(121)	(68)
Increase (decrease) in cash and cash equivalents	1,365	(2,369)
Cash and cash equivalents at beginning of period	482	2,851

Cash and cash equivalents at end of period	$1,847	$482

Supplemental cash flow information:
Cash paid for:
Interest	$1,657	$1,160
Income taxes	$290	$350
Non-cash investing activities:
Contingent consideration relating to acquisitions	$ -	$2,935
Value of shares issued pursuant to acquisition	$ -	$1,878
Net liabilities assumed pursuant to acquisition	$ -	$750
Non-cash financing activities:
Dividend forfeited on unvested restricted share units	$ 12	$ 6
Vesting of restricted share units	$436	$109
Equipment purchases under finance leases	$126	$ -

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
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

Cash and Cash Equivalents

The Company considers its holdings of highly liquid money-market instruments and certificates of deposits to be cash equivalents if the securities mature within 90 days from the date of acquisition.  These investments are carried at cost, which approximates fair value.  The Company’s cash balances are maintained in accounts held by major banks and financial institutions.  The majority of these balances may exceed federally insured amounts.  The Company held $56 and $32 of cash and cash equivalents in Canadian banks as of December 28, 2019 and December 29, 2018, respectively, which was held principally in Canadian dollars.  The Company held $129 and $61 of cash and cash equivalents in Serbian banks as of December 28, 2019 and December 29, 2018, respectively, which was held in various currencies.

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
Fiscal Years Ended December 28, 2019 and December 29, 2018
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

Transit Receivables and Transit Payables

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  In certain circumstances, the Company may acquire equipment as a purchasing agent for the client for a fee.  Pursuant to these agreements, the Company: a) may engage subcontractors to provide construction or other services or contracts with manufacturers on behalf of the Company’s clients to procure equipment or fixtures; b) typically earns a fixed percentage of the total project value or a negotiated mark-up on subcontractor or procurement charges as a fee; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of FASB ASC 606 “Revenue from Contracts with Customers” and therefore recognizing revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.

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

The transit accounts receivable was $4.9 million and related transit accounts payable was $4.6 million, for a net receivable of $0.3 million, as of December 28, 2019.  The transit accounts receivable was $2.6 million and related transit accounts payable was $2.5 million, for a net receivable of $0.1 million, as of December 29, 2018.

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
Fiscal Years Ended December 28, 2019 and December 29, 2018
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

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with FASB ASC 350 “Intangibles - Goodwill and Other.”  The Company tests goodwill for impairment on an annual basis as of the last day of the Company’s fiscal December each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company has three reporting units.  The Company uses a market-based approach to determine the fair value of the reporting units.  This approach uses earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as measures of fair value of our reporting units. The Company adopted Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” effective December 29, 2018 which has eliminated Step 2 from the goodwill impairment test. Under this update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.

The Company did not record a goodwill impairment charge in fiscal years ended December 28, 2019 and December 29, 2018.  There can be no assurance that future indicators of impairment and tests of goodwill impairment will not result in an impairment charge.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
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

Software

In accordance with FASB ASC 350-40 “Accounting for Internal Use Software,” certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software.  During the fiscal years ended December 28, 2019 and December 29, 2018, the Company capitalized approximately $139 and $1,150, respectively, for software costs.  The net balance after accumulated depreciation for all software costs capitalized as of December 28, 2019 and December 29, 2018 was $1,726 and $2,255, respectively.

Income Taxes

The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings.  These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance.  The Company evaluated the deferred tax assets and determined on the basis of objective factors that the net assets will be realized through future years’ taxable income.  In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.  The Company did not have any valuation allowance as of December 28, 2019 or December 29, 2018.

The Company accounts for income taxes in accordance with FASB ACS 740 “Income Taxes” (FASB ASC 740) which requires an asset and liability approach of accounting for income taxes.  FASB ASC 740 requires assessment of the likelihood of realizing benefits associated with deferred tax assets for purposes of determining whether a valuation allowance is needed for such deferred tax assets.  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Tax Cuts and Jobs Act, which was enacted in December 2017, includes a number of changes to existing United States tax laws, most notably the reduction of the United States corporate income tax rate from up to 35% to 21%, beginning in 2018. The Company measures its deferred tax assets and liabilities using the tax rates that the Company believes will apply in the years in which the temporary differences are expected to be recovered or paid. As a result, the Company remeasured its deferred tax assets and deferred tax liabilities to reflect the reduction in the United States corporate income tax rate, resulting in a $1.0 million decrease in the Company’s income tax benefit (or increase in income tax expense) for the fiscal year ended December 29, 2018. The Company and its wholly owned United States subsidiaries file a consolidated federal income tax return.  The Company also files tax returns in Canada, Puerto Rico and Serbia.

The Company also follows the provisions of FASB ASC 740 which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.  The Company’s policy is to record interest and penalty, if any, as interest expense.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
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

The following table presents our revenues disaggregated by revenue source for the fifty-two week periods ended December 28, 2019 and December 29, 2018:

	December 28, 2019	December 29, 2018
Engineering:
Time and Material	$55,195	$71,639
Fixed Fee	12,678	14,424
Permanent Placement Services	-	15
Total Engineering	$67,873	$86,078

Specialty Health Care:
Time and Material	$88,057	$82,153
Permanent Placement Services	1,291	1,510
Total Specialty Health Care	$89,348	$83,663

Information Technology:
Time and Material	$33,384	$30,361
Permanent Placement Services	495	250
Total Information Technology	$33,879	$30,611
	$191,100	$200,352

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
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

Permanent Placement Services
The Company earns permanent placement fees from providing permanent placement services.  Fees for placements are recognized at the time the candidate commences employment.  The Company guarantees its permanent placements on a prorated basis for 90 days.  In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate.  In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client.  An allowance for refunds, based upon the Company’s historical experience, is recorded in the financial statements.  Permanent placement revenue was $1.8 million for both the fiscal years ended December 28, 2019 and December 29, 2018.

The deferred revenue balance as of December 28, 2019 was $0.4 million, as compared to $0.2 million as of December 29, 2018. These amounts are included in accounts payable and accrued expense in the accompanying consolidated balance sheets at that date.  Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence.  For the fifty-two week periods ended December 28, 2019 and December 29, 2018, the Company recognized revenue of $0.2 million and $0.6 million, respectively, that was included in deferred revenue at the beginning of the reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Transit Receivables and Transit Payables
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $4.9 million and related transit accounts payable was $4.6 million, for a net receivable of $0.3 million, as of December 28, 2019.  The transit accounts receivable was $2.6 million and related transit accounts payable was $2.5 million, for a net receivable of $0.1 million, as of December 29, 2018.

Concentration

During the fiscal year ended December 28, 2019, New York City Board of Education and Hawaii Department of Education represented 17.6% and 11.1% of the Company’s revenues, respectively.  No other client accounted for 10% or more of total revenues during the year.  As of December 28, 2019, the following clients represented more than 10.0% of the Company’s accounts receivable, net: New York Power Authority was 24.6%, New York City Board of Education was 17.6% and Hawaii Department of Education was 12.7%.  As of December 28, 2019, New York Power Authority total accounts receivable balance (including transit accounts receivable) was 27.3% of the total of accounts receivable, net and transit accounts receivable.  No other customer accounted for 10% or more of the Company’s accounts receivable, net or total accounts receivable balance (including transit accounts receivable). The Company’s five, ten and twenty largest customers accounted for approximately 43.5%, 57.0% and 69.2%, respectively, of the Company’s revenues for the fiscal year ended December 28, 2019.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration (Continued)

During the fiscal year ended December 29, 2018, New York City Board of Education represented 13.0% of the Company’s revenues.  No other client accounted for 10% or more of total revenues during the year.  As of December 29, 2018, the following clients represented more than 10.0% of the Company’s accounts receivable, net: New York Power Authority was 22.7% and New York City Board of Education was 16.0%.  As of December 29, 2018, New York Power Authority total accounts receivable balance (including transit accounts receivable) was 23.3% of the total of accounts receivable, net and transit accounts receivable.  No other customer accounted for 10% or more of the Company’s accounts receivable, net or total accounts receivable balance (including transit accounts receivable). The Company’s five, ten and twenty largest customers accounted for approximately 40.9%, 54.6% and 67.4%, respectively, of the Company’s revenues for the fiscal year ended December 29, 2018.

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
Fiscal Years Ended December 28, 2019 and December 29, 2018
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

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $855 and $671 for the fiscal years ended December 28, 2019 and December 29, 2018, respectively.

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

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.  These classifications had no effect on the previously reported results of operations.

2.	FISCAL YEAR

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  Both of the fiscal years ended December 28, 2019 (fiscal 2019) and December 29, 2018 (fiscal 2018) were 52-week reporting years.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
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

4.	ACCOUNTS RECEIVABLE, TRANSIT ACCOUNTS RECEIVABLE AND TRANSIT ACCOUNTS PAYABLE

The Company’s accounts receivable are comprised as follows:

	December 28, 2019	December 29, 2018
Billed	$29,214	$32,323
Accrued and unbilled	13,824	10,383
Work-in-progress	4,352	2,252
Accounts receivable subject to arbitration	14,095	8,820
Allowance for sales discounts and doubtful accounts	(1,725)	(1,443)

Accounts receivable, net	$59,760	$52,335

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
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

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $4.9 million and related transit accounts payable was $4.6 million, for a net receivable of $0.3 million, as of December 28, 2019.  The transit accounts receivable was $2.6 million and related transit accounts payable was $2.5 million, for a net receivable of $0.1 million, as of December 29, 2018.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of December 28, 2019 and December 29, 2018, the total amount of outstanding receivables from this customer on these disputed projects was $14.1 million and $8.9 million, respectively, subject to potential upward adjustment in damages claimed in arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter-claims. While the total amount of asserted counter-claims is unknown as of December 28, 2019, the total amount of such counter-claims is anticipated to be at least $10.3 million.  The Company believes these counter-claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any counter-claims.  The Company believes these counter-claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude prior to reporting its first quarter of fiscal 2020 financial results.  While the Company believes the customer’s counter-claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such counter-claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

5. PROPERTY AND EQUIPMENT (CONTINUED)

Property and equipment are comprised of the following:

	December 28, 2019	December 29, 2018
Equipment and furniture	$319	$600
Computers and systems	5,628	7,200
Leasehold improvements	308	743
	6,255	8,543

Less: accumulated depreciation and amortization	3,538	5,058

Property and equipment, net	$2,717	$3,485

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $2,781 and $947 during the fiscal years ended December 28, 2019 and December 29, 2018, respectively.  For the fiscal years ended December 28, 2019 and December 29, 2018, depreciation and amortization expense for property and equipment was $1,261 and $1,442, respectively.

6. ACQUISITIONS

The purchase method of accounting in accordance with FASB ASC 805, “Business Combination,” was applied for all acquisitions.  This requires the cost of an acquisition to be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition with the excess cost accounted for as goodwill.  Goodwill arising from the acquisitions is attributable to expected sales synergies from combining the operations of the acquired business with those of the Company.

Future Contingent Payments
As of December 28, 2019, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at December 28, 2019 as follows:

Fiscal Year Ending	Total
January 2, 2021	$344
January 1, 2022	1,438
December 31, 2022	1,276
Estimated future contingent consideration payments	$3,058

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after December 28, 2019 are capped at a cumulative maximum of $6.3 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of December 28, 2019.  During the fifty-two week period ended December 28, 2019, the Company measured the intangibles acquired at fair value on a non-recurring basis.  Contingent consideration related to acquisitions are recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
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

The Company paid contingent consideration of $0.6 million and $0.3 million during the fifty-two week periods ended December 28, 2019 and December 29, 2018, respectively.

The changes in the liability for contingent consideration from acquisitions for the fifty-two week periods ended December 28, 2019 and December 29, 2018 are as follows:

Balance as of December 30, 2017	$2,091

Contingent payments made	(300)
Increase to contingent payment estimates	2,935
Other changes in contingent payments	47

Balance as of December 29, 2018	$4,773

Contingent payments made	(598)
Reduction in final purchase price recorded	(1,178)
Other changes in contingent consideration	61

Balance as of December 28, 2019	$3,058

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
Fiscal Years Ended December 28, 2019 and December 29, 2018
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

The results of operations of TKE have been included in the consolidated statement of operations as of the effective date of acquisition. The following revenue and operating loss of TKE are included in the Company’s consolidated results of operations:

	Year Ended	Year Ended
	December 28, 2019	December 29, 2018
Revenues	$4,469	$2,575
Operating income	($55)	$463

The following table represents the pro forma revenue and earnings for the year ended December 29, 2018:

	Year Ended December 29, 2018
	Historical	Pro Forma Combined (Unaudited)
Revenues	$200,352	$205,732
Operating income	$5,415	$6,333
Diluted net income per share	$0.22	$0.26

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6. ACQUISITIONS (CONTINUED)

The combined pro forma revenue and operating income for the fiscal year ended December 29, 2018 was prepared as though the TKE Acquisition had occurred as of January 1, 2018. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of TKE. This summary is not necessarily indicative of what the results of operations would have been had the TKE Acquisition occurred during such period, nor does it purport to represent results of operations for any future periods.

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

The changes in the carrying amount of goodwill for the fifty-two week periods ended December 28, 2019 and December 29, 2018 are as follows:

	Engineering	Specialty Health Care	Information Technology	Total
Balance as of December 30, 2017	$7,249	$2,398	$2,038	$11,685

Goodwill recorded, TKE acquisition	5,847	-	-	5,847

Balance as of December 29, 2018	$13,096	$2,398	$2,038	$17,532

Adjustment to final TKE purchase price	(1,178)	-	-	(1,178)

Balance as of December 28, 2019	$11,918	$2,398	$2,038	$16,354

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

8. INTANGIBLE ASSETS (CONTINUED)

Details of intangible assets by class at December 28, 2019 and December 29, 2018:

	December 28, 2019	December 29, 2018
Restricted covenants	$28	$51
Customer relationships	388	692

Total intangible assets	$416	$743

Amortization of acquired intangible assets for the fifty-two week periods ended December 28, 2019 and December 29, 2018 was $327 and $125, respectively.

Estimated future amortization expense, by fiscal years, for these intangibles assets are as follows:

2020	$321
2021	95

Total	$416

9.	LINE OF CREDIT

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on October 18, 2019.  As amended and restated, the Revolving Credit Facility provides for a $45.0 million revolving credit facility, has no sub-limit for letters of credit, and expires on August 8, 2023.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the fifty-two week periods ended December 28, 2019 and December 29, 2018 were 4.4% and 4.0%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  As of December 28, 2019, the Company was in compliance with all covenants contained in the Revolving Credit Facility.

Borrowings under the line of credit as of December 28, 2019 and December 29, 2018 were $34.8 million and $27.5 million, respectively.  At December 28, 2019 and December 29, 2018 there were letters of credit outstanding for $1.6 million.  At December 28, 2019, the Company had availability for additional borrowings under the Revolving Credit Facility of $8.6 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

10.  PER SHARE DATA

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings per share for the fiscal years ended December 28, 2019 and December 29, 2018 was determined as follows:

	Fiscal Years Ended
	December 28, 2019	December 29, 2018
Basic weighted average shares outstanding	12,913,912	12,326,847
Dilutive effect of outstanding restricted share units	58,241	30,744

Weighted average dilutive shares outstanding	12,972,153	12,357,591

Unissued shares of common stock were reserved for the following purposes:

	December 28, 2019	December 29, 2018
Time-based restricted stock units outstanding	151,725	147,372
Performance-based restricted stock units outstanding	240,000	200,000
Future grants of options or shares	268,326	442,699
Shares reserved for employee stock purchase plan	267,877	386,403

Total	927,928	1,176,474

For the years ended December 28, 2019 and December 29, 2018, there were no anti-dilutive shares not included in the calculation of common stock equivalents.

11. SHARE BASED COMPENSATION

At December 28, 2019, the Company had two share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company expenses performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense of $806 and $544 was recognized for the fiscal years ended December 28, 2019 and December 29, 2018, respectively.  Share based compensation for the fiscal year ended December 28, 2019 included estimated expense of $228 for performance-based awards, and did not include any expense associated with performance-based awards for the fiscal year ended December 29, 2018.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11. SHARE BASED COMPENSATION (CONTINUED)

As of December 28, 2019, the Company had $0.3 million of total unrecognized compensation cost related to all time-based non-vested share-based awards and performance-based restricted stock units outstanding and deemed as likely to vest. The Company expects to recognize this expense over approximately two years.  These amounts do not include a) performance-based restricted stock units deemed unlikely to vest, b) the cost of any additional share-based awards granted in future periods or c) the impact of any potential changes in the Company’s forfeiture rate.

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

As of December 28, 2019, under the 2014 Plan, 151,725 time-based and 240,000 performance-based restricted share units were outstanding and 268,326 shares were available for awards thereunder.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  During the fiscal years ended December 28, 2019 and December 29, 2018, there were 118,526 and 90,877 shares issued under the Purchase Plan for net proceeds of $321 and $385, respectively.  As of December 28, 2019, there were 267,877 shares available for issuance under the Purchase Plan.  Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the fiscal years ended December 28, 2019 and December 29, 2018 was $91 and $103, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
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

To date, the Company has issued time-based restricted stock units only under its 2007 Omnibus Equity Compensation Plan and the 2014 Plan.  The 2007 Plan has expired and there are no time-based restricted stock units outstanding thereunder.  The following summarizes the activity in the time-based restricted stock units under the 2014 Plan during the fifty-two week period ended December 28, 2019:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 29, 2018	147,372	$4.46
Granted	99,225	$3.02
Vested	(82,872)	$4.04
Forfeited or expired	(12,000)	$5.84
Outstanding non-vested at December 28, 2019	151,725	$3.64

Based on the closing price of the Company’s common stock of $2.87 per share on December 27, 2019 (the last trading day prior to December 28, 2019), the intrinsic value of the time-based non-vested restricted stock units at December 28, 2019 was approximately $0.4 million.  As of December 28, 2019, there was approximately $0.3 million of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the vesting period of the restricted stock units.

Performance-Based Restricted Stock Units

From time-to-time the Company issues performance-based restricted stock units to its executives.  Performance-based restricted stock units are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee. These performance-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period on any stock units that actually vest, if any.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  As of December 28, 2019, there were no accrued dividends.  Dividends for performance-based restricted stock units that ultimately do not vest are forfeited.

To date, the Company has issued performance-based restricted stock units only under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during the fifty-two week period ended December 28, 2019:

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11. SHARE BASED COMPENSATION (CONTINUED)

Performance-Based Restricted Stock Units (Continued)

	Number of Performance-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 29, 2018	200,000	$4.94
Granted	167,148	$4.35
Vested	(47,148)	$3.68
Forfeited or expired	(80,000)	$4.85
Outstanding non-vested at December 28, 2019	240,000	$4.81

As of December 28, 2019, the Company considers the metrics related to 200,000 of the performance-based restricted stock units unlikely to be achieved, thus no performance condition is probable of achievement and no compensation cost has been recognized on these performance-based restricted stock units. As of December 28, 2019, the Company considers the metrics related to 40,000 of the performance-based restricted stock units likely to be achieved, and therefore $175 of compensation cost has been recognized on these likely to vest performance-based restricted stock units during the fiscal year 2019. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing additional compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period. If at a later measurement date the Company determines that performance-based restricted stock units deemed as likely to vest are deemed as unlikely to vest, the expense recognized will be reversed.  As of December 28, 2019, there was approximately $0.8 million of total unrecognized compensation cost related to performance-based restricted stock units deemed likely to vest.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 30, 2017	487,034	$5.24
Granted – time-based vesting	95,372	$4.05
Granted – performance-based vesting	240,000	$5.33
Vested	(29,195)	$6.85
Forfeited or expired	(445,839)	$5.32
Outstanding non-vested at December 29, 2018	347,372	$4.74
Granted – time-based vesting	99,225	$3.02
Granted – performance-based vesting	167,148	$4.35
Vested	(130,020)	$3.91
Forfeited or expired	(92,000)	$4.98
Outstanding non-vested at December 28, 2019	391,725	$4.36

Based on the closing price of the Company’s common stock of $2.87 per share on December 27, 2019, the intrinsic value of the non-vested time-based restricted share units at December 28, 2019 was $0.4 million.  This amount does not include any intrinsic value that may be associated with the performance-based restricted share units that are deemed unlikely to vest.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

12.	TREASURY STOCK TRANSACTIONS

For both the fifty-two week periods ended December 28, 2019 and December 29, 2018, the Company did not have an active stock purchase program and therefore did not purchase any treasury shares.

13.	NEW ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities.   In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company’s management system:

Fiscal Year Ended December 28, 2019	Engineering	Specialty Health Care	Information Technology	Corporate	Total

Revenue	$67,873	$89,348	$33,879	$ -	$191,100

Cost of services	49,395	68,464	24,649	-	142,508

Gross profit	18,478	20,884	9,230	-	48,592

Selling, general and administrative	13,648	17,643	9,099	-	40,390

Depreciation and amortization of property and equipment	841	336	84	-	1,261

Amortization of acquired intangible assets	327	-	-	-	327

Tax credit professional fees	-	-	-	47	47

Operating income (loss)	$3,662	$2,905	$47	($47)	$6,567

Total assets as of December 28, 2019	$52,342	$29,781	$8,178	$5,872	$96,173
Capital expenditures	$82	$121	$69	$95	$367

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14. SEGMENT INFORMATION (CONTINUED)

Fiscal Year Ended December 29, 2018	Engineering	Specialty Health Care	Information Technology	Corporate	Total

Revenue	$86,078	$83,663	$30,611	$ -	$200,352

Cost of services	63,488	64,860	22,694	-	151,042

Gross profit	22,590	18,803	7,917	-	49,310

Selling, general and administrative	16,073	16,500	7,813	-	40,386

Depreciation and amortization of property and equipment	961	383	98	-	1,442

Amortization of acquired intangibles	125	-	-	-	125

Severance, professional fees and other charges	-	-	-	1,571	1,571

Tax credit professional fees	-	-	-	371	371

Operating income (loss)	$5,431	$1,920	$6	($1,942)	$5,415

Total assets as of December 29, 2018	$47,837	$21,636	$7,577	$4,460	$81,510
Capital expenditures	$930	$222	$120	$246	$1,518

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenues by geographic area for the fiscal years ended December 28, 2019 and December 29, 2018 are as follows:

	Fiscal Year Ended
	December 28,	December 29,
	2019	2018
Revenues
United States	$166,750	$165,965
Canada	16,822	27,869
Puerto Rico	4,942	4,460
Serbia	2,586	2,058
	$191,100	$200,352

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14. SEGMENT INFORMATION (CONTINUED)

Total assets by geographic area as of the reported periods are as follows:

	Fiscal Year Ended
	December 28,	December 29,
	2019	2018
Total Assets
United States	$75,724	$61,417
Canada	13,770	14,230
Puerto Rico	2,066	1,954
Serbia	4,613	3,909
	$96,173	$81,510

15. INCOME TAXES

Generally, the Company’s relative income or loss generated in each of its jurisdictions can materially impact the consolidated effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income, versus United States pretax income.  The consolidated effective income tax rate for fiscal 2019 was 15.8% as compared to 30.5% for the comparable prior year period.  The Company’s United States Federal statutory tax rate for the fifty-two week period ended December 29, 2018 and the comparable prior year period, before any adjustments, was 21.0%.  The income tax provisions reconciled to the tax computed at the United States Federal statutory rate for both fiscal 2019 and 2018 are as follows:

	December 28, 2019	December 29, 2018
Federal statutory rate	21.0%	21.0%
Tax expense on taxable (loss) income at federal statutory rate	$1,013	$821
State and Puerto Rico income taxes, net of Federal income tax benefit	305	91
Prior year United States R&D tax credits in current year	(668)	(341)
Permanent differences	77	49
Foreign income tax rates	(101)	(173)
Adjustments to NOL and repatriation taxes	154	730
Other	(16)	16
Total income tax expense	$764	$1,193

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15. INCOME TAXES (CONTINUED)

The Company experienced the following significant adjustments for the 2019 fiscal year that impacted its net income tax expense of $0.8 million: prior year United States R&D tax credits of $0.7 million recognized in fiscal 2019, and expense from changes to its United States net operating loss carryforward and repatriation taxes of $0.2 million.

The Company experienced several adjustments for the 2018 fiscal year that impacted its net income tax expense of $1.2 million, including 1) prior year United States 179D deductions generated an income tax benefit of $0.3 million; 2) foreign income tax differences generated an income tax benefit of $0.2 million; and 3) changes to United States and Canadian net operating loss carryforward generated expense of $0.7 million, primarily from changes in 2018 as a result of new information upon completing the 2017 United States Federal tax return.

The components of income tax expense are as follows:

	Fiscal Years Ended
	December 28, 2019	December 29, 2018
Current
Federal	($688)	($198)
State and local	181	51
Foreign	166	(90)
	(341)	(237)

Deferred
Federal	892	1,399
State	229	64
Foreign	(16)	(33)
	1,105	1,430
Total	$764	$1,193

The Company completed its analysis of the Tax Cut and Jobs Act (“TCJA”) in fiscal 2018 and recorded a charge of $0.7 million due to the utilization of net operating loss carryforwards upon the filing of its 2017 federal income tax return.

The components of earnings before income taxes by United States and foreign jurisdictions were as follows:

	Fiscal Years Ended
	December 28, 2019	December 29, 2018
United States	$3,626	$3,671
Foreign Jurisdictions	1,196	237
	$4,822	$3,908

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15. INCOME TAXES (CONTINUED)

A reconciliation of the unrecognized tax benefits for the year December 28, 2019:

Unrecognized Tax Benefits

Balance as of December 29, 2018	$628
Charges for current year tax positions	(628)
Reserves for current year tax position	-

Balance as of December 28, 2019	$ -

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes and records such amounts to interest expense.  The Company recorded no expense for penalties or interest in the fiscal years ended December 28, 2019 and December 29, 2018.

At December 28, 2019 and December 29, 2018, deferred tax assets and liabilities consist of the following:

	December 28, 2019	December 29, 2018
Deferred tax assets:
Allowance for doubtful accounts	$432	$388
Federal and state net operating loss carryforward	330	1,253
Reserves and accruals	255	343
Other	185	125
Total deferred tax assets	1,202	2,109

Deferred tax liabilities:
Acquisition amortization, net	(569)	(403)
Prepaid expense deferral	(701)	(600)
Bonus depreciation to be reversed	(327)	(381)
Canada deferred tax liability, net	(382)	(398)
Total deferred tax liabilities	(1,979)	(1,782)
Total deferred tax (liabilities) asset, net	($777)	$327

The Company has gross net operating losses of $0.1 million and $5.0 million to be applied to the net income of future Federal and State tax returns, respectively. The Federal net operating loss will expire in 2037. The Company conducts business in many states. Net operating losses in these states expire at differing periods but the majority of these expire in 2037.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15. INCOME TAXES (CONTINUED)

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Puerto Rico and Serbia. The Company and its subsidiaries file a consolidated United States Federal income tax return and file in various states. The Company’s federal income tax returns have been examined through 2012.  The Internal Revenue Service is currently examining fiscal tax years 2013, 2015, 2016 and 2017.  The State of New Jersey is currently examining fiscal tax years 2009 through 2012.  Except for New Jersey and other limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2015.  The Company is no longer subject to audit in Canada for the tax years prior to tax year 2015.  The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2009.

16.	CONTINGENCIES

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made.  Asserted claims in these matters sought approximately $10.3 million in damages (as further described below) as of December 28, 2019.  As of December 28, 2019, the Company did not have an accrual for any such liabilities.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer has not paid the balance of accounts receivable the Company believes are owed for certain disputed projects.  As of December 28, 2019 and December 29, 2018, the total amount of outstanding receivables from this customer on these disputed projects was $14.1 million and $8.9 million, respectively, subject to potential upward adjustment in damages claimed in arbitration.  Additionally, as part of the arbitration process, the customer has asserted counter-claims. While the total amount of asserted counter-claims is unknown as of December 28, 2019, the total amount of such counter-claims is anticipated to be at least $10.3 million.  The Company believes these counter-claims are retaliatory in nature.  Prior to the Company asserting its claims, the customer had not asserted any counter-claims.  The Company believes these counter-claims asserted by its customer have no merit and were merely asserted as a strategy to reduce the Company’s own claims in any arbitration award or potential settlement agreement. The Company believes that its accounts receivable balance, subject to reserves, is fully collectible. Furthermore, the Company believes that this arbitration will conclude prior to reporting its first quarter of fiscal 2020 financial results.  While the Company believes the customer’s counter-claims to be frivolous and without merit, it can give no assurances that it will ultimately not have to pay all or a portion of such counter-claims.  The Company is continuing work on one of the engagements that have given rise to this dispute and also on several engagements from the same client that are not currently part of the arbitration.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

17. RETIREMENT PLANS

Profit Sharing Plans

The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees in the United States and other similar plans in Canada, Puerto Rico and Serbia (the “Retirement Plans”).  The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the Retirement Plans.  Contributions to the Retirement Plans charged to operations by the Company for the fiscal years ended December 28, 2019 and December 29, 2018 were $296 and $418, respectively.

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
Fiscal Years Ended December 28, 2019 and December 29, 2018
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

The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Amounts recognized as ROU assets related to finance leases are included in property and equipment, net, on the accompanying consolidated balance sheets.  As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also consists of any lease incentives received. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition. The Company has lease agreements which require payments for lease and non-lease components.  The Company has elected to account for these as a single lease component with the exception of its real estate leases.

The components of lease expense were as follows:

Fifty-Two Week Period Ended December 28, 2019

Operating lease cost	$2,314

Amortization of ROU assets	$305
Interest on lease liabilities	8
Total finance lease cost	$313

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18. COMMITMENTS (CONTINUED)

Leases (Continued)

Supplemental Cash Flow information related to leases was as follows:

Fifty-Two Week Period Ended December 28, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,290
Operating cash flows from finance leases	8
Financing cash flows from finance leases	310

Right of use assets obtained in exchange for lease obligations
Operating leases	7,894
Finance leases	126

Supplemental Balance Sheet information as of December 28, 2019 related to leases was as follows:

Operating leases
Operating lease right of use assets	$5,820

Other current liabilities	($2,134)
Operating lease liabilities	(3,921)
Total operating lease liabilities	($6,055)

Finance leases
Property and equipment - (ROU assets)	$985
Accumulated depreciation	(475)
Property and equipment, net	$510

Other current liabilities	($315)
Other long term liabilities	(189)
Total finance lease liabilities	($504)

Weighted average remaining lease term
Operating leases	2.54 Years
Finance leases	1.62 Years

Weighted average discount rate
Operating leases	4.11%
Finance leases	1.78%

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18. COMMITMENTS (CONTINUED)

Leases (Continued)

Maturities of lease liabilities are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases
2020	$2,334	$322
2021	1,760	169
2022	1,301	23
2023	886	-
Thereafter	186	-

Total lease payments	6,467	514
Less: imputed interest	(412)	(10)
Total	$6,055	$504

The Company, from time to time, subleases space to other tenants at various office locations under lease agreements.  During the fiscal years ended December 28, 2019 and December 29, 2018, payments of approximately $8 and $78, respectively, were received under these leasing arrangements.  The Company offsets these payments against its expense for reporting purposes.

Rent expense was $2,777 for the fiscal year ended December 29, 2018, which was recorded on a straight-line basis over the term of the lease in accordance with ASC 840, Leases.  Future minimum lease payments under non-cancellable leases as of December 31, 2018 as presented in accordance with ASC 840 were as follows:

Fiscal Years	Amount
2019	$2,485
2020	1,921
2021	1,406
2022	1,108
2023	782
2024	158
Total	$7,860

19. RELATED PARTY TRANSACTIONS

There have been no related party transactions during the time periods presented.

20. SEVERANCE, PROFESSIONAL FEES AND OTHER CHARGES

The Company did not incur severance, professional fees and other charges for the fifty-two week period ended December 28, 2019.  The Company recorded $1.6 million in severance, professional fees and other charges for the fifty-two week period ended December 29, 2018.  These charges include severance accrued for the Company’s former chief executive officer and related payroll taxes, continuation of certain benefits and professional fees, totaling approximately $0.9 million.  The additional charges of $0.7 million incurred related to transactional financial advisory fees, legal fees associated with defending an ongoing lawsuit with a competitor of the Company, professional fees associated with the acquisition of Thermal Kinetics and search fees associated with hiring a senior executive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
RCM Technologies, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. and Subsidiaries (the “Company") as of December 28, 2019, and the related consolidated statement of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes and the financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 28, 2019, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 18 to the consolidated financial statements, effective December 30, 2018, the Company changed its method of accounting for leases in fiscal year 2019 due to the adoption of Financial Accounting Statement Board Accounting Standards Codification 782, “Leases”.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ Macias, Gini & O’Connell LLP

We have served as the Company’s auditor since 2019.

Macias, Gini & O’Connell, LLP
Newport Beach, California
March 5, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
RCM Technologies, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of RCM Technologies, Inc. and Subsidiaries (a Nevada corporation) (the “Company") as of December 29, 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes and financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 29, 2018, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the United States federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.
We served as the Company’s auditor from 2010 to 2018.
/s/ EisnerAmper LLP

EISNERAMPER LLP
Iselin, New Jersey
March 11, 2019

SCHEDULE II

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Fiscal Years Ended December 28, 2019 and December 29, 2018
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction	Balance at End of Period

Fiscal Year Ended December 28, 2019

Allowance for doubtful accounts on trade receivables	$1,443	322	(40)	$1,725

Provision for contingencies for legal matters	$ -	-	-	$ -

Fiscal Year Ended December 29, 2018

Allowance for doubtful accounts on trade receivables	$967	1,106	(630)	$1,443

Provision for contingencies for legal matters	$125	-	125	$ -

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

Cataract, Inc.
PSR Engineering Solutions d.o.o. Beograd (Voždovac)
RCM Technologies Canada Corp.
RCM Technologies (USA), Inc.
RCM Technologies Netherlands B.V.
RCMT Delaware, Inc.
RCMT Europe Holdings, Inc.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements of RCM Technologies, Inc. and Subsidiaries on Form S-8 (No. 333-222151, 333-200826, No. 333-165482, No. 333-145904, No. 333-61306, No. 333-80590, No. 333-48089, No. 333-52206 and No. 333-52480) of our report dated March 5, 2020, on our audit of the consolidated financial statements and financial statement schedule as of December 28, 2019, and for the year then ended, which report is included in this Annual Report on Form 10-K.

/s/ Macias, Gini & O’Connell LLP

Macias, Gini & O’Connell LLP
Newport Beach, California
March 5, 2020

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements of RCM Technologies, Inc. and Subsidiaries on Form S-8 (No. 333-222151, 333-200826, No. 333-165482, No. 333-145904, No. 333-61306, No. 333-80590, No. 333-48089, No. 333-52206 and No. 333-52480) of our report dated March 11, 2019, on our audit of the consolidated financial statements and financial statement schedule as of December 29, 2018, and for the year then ended, which report is included in this Annual Report on Form 10-K.

/s/ EisnerAmper LLP

EISNERAMPER LLP
Iselin, New Jersey
March 5, 2020

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

Date: March 5, 2020	/s/	Bradley S. Vizi
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

Date: March 5, 2020	/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer and Secretary

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended December 28, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Bradley S. Vizi, Executive Chairman and President of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President March 5, 2020

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended December 28, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin D. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer and Secretary March 5, 2020

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.