Form 10-K/A
period 2019-12-28
RCM TECHNOLOGIES INC
filed 2020-04-22
CIK 700841

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

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of April 22, 2020: 13,135,970.

Documents Incorporated by Reference

None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

On March 5, 2020, RCM Technologies, Inc. (“Company,” “we,” “us,” “our” and “RCM”) filed its Annual Report on Form 10-K for the year ended December 28, 2019 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”).  The Company indicated that it would incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2020 annual meeting of stockholders.  Because the Company does not anticipate filing its definitive proxy statement by April 27, 2020, the Company is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

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

FORM 10-K/A

TABLE OF CONTENTS

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors
Roger H. Ballou, Director since 2013, age 69
Mr. Ballou currently serves as a director of Univest Financial Corporation of Pennsylvania (NASDAQ: UVSP), a Pennsylvania bank, and Alliance Data Systems Corporation (NYSE: ADS), a provider of transaction-based, data-driven marketing and loyalty solutions.  Until July 2016, Mr. Ballou served as Chairman of Fox Chase Bancorp, Inc.  Mr. Ballou previously served as the Chief Executive Officer and a director of CDI Corporation, a company that offers engineering, information technology and professional staffing solutions, from 2001 until 2011.  Mr. Ballou had served as Chairman and Chief Executive Officer of Global Vacation Group, Inc. from 1998 to 2000.  He was a senior advisor for Thayer Capital Partners from 1997 to 1998. From 1995 to 1997, Mr. Ballou served as Vice-Chairman and Chief Marketing Officer, then as President and Chief Operating Officer, of Alamo Rent A Car, Inc.  Before joining Alamo, for more than 16 years, he held several positions with American Express, culminating in his appointment as President of the Travel Services Group.
Mr. Ballou’s extensive public board and executive management experience and personal knowledge of the Company’s business segments, in particular its Engineering and Information Technology segments, allow him to make significant contributions in all facets of the business.
Rick Genovese, Director since 2018, age 65
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
Swarna Srinivas Kakodkar, Director since 2019, age 36
Ms. Srinivas Kakodkar is a seasoned technology executive with over 15 years of experience building and launching digital solutions that serve both enterprises and consumers.  Her experience includes investing in and advising numerous technology companies in software, digital media, consumer technology, and blockchain.  Ms. Srinivas Kakodkar currently leads product management teams at an enterprise software company and advises technology startups.  She was previously at Facebook, where she oversaw the development of digital advertising products and partnerships with some of Facebook’s largest customers.  Prior to joining Facebook, Ms. Srinivas Kakodkar worked at AOL Platforms, where she managed M&A activity and built technology partnership programs. Ms. Srinivas Kakodkar also has worked at DN Capital, where she invested in software and digital media companies, and was deeply engaged in the operations of portfolio companies.
Ms. Srinivas Kakodkar’s extensive experience developing enterprise solutions at leading technology companies allow her to make valuable contributions to all of the Company’s business segments.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Our Directors (Continued)
Leon Kopyt, Director since 1991, age 75
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
S. Gary Snodgrass, Director since 2010, age 68
Mr. Snodgrass retired from Exelon Corporation in 2007 after ten years of employment as Executive Vice President and Chief Human Resources and Security Officer.  Prior to joining Exelon, Mr. Snodgrass was employed by USG Corporation as Vice President of Human Resources from 1973 to 1997.  Since 2008, Mr. Snodgrass has been Managing Director of Snodgrass and Associates and Co-Founder and President of the Snodgrass Family Foundation.   He served as Mayor of the City of St. Augustine Beach, FL in 2012 and 2013, and City Commissioner from 2014 to 2017.  Mr. Snodgrass also served as an Adjunct Professor of Business for Flagler College in St. Augustine, FL.
Mr. Snodgrass’s extensive experience as a human resources executive facilitates his valuable insights in general and, more specifically, his contributions regarding human resources operational initiatives and issues.
Bradley S. Vizi, Director since 2013, age 36
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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Our Executive Officers
The following table lists our executive officers.  Our Board elects our executive officers annually for terms of one year and may remove any of our executive officers with or without cause.
Name	Age	Position
Bradley S. Vizi	36	Executive Chairman & President
Kevin D. Miller	53	Chief Financial Officer, Treasurer and Secretary
Michael Boyle	48	Division President, Information Technology Services
Frank Petraglia	64	Division President, Engineering Services
Michael Saks	63	Division President, Health Care Services

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

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

Committee
Board Member	Audit	Compensation	Nominating & Corporate Governance
Roger H. Ballou	X(1)	X	X
Richard A. Genovese	X	X	X(1)
Swarna Kakodkar			X
Leon Kopyt
S. Gary Snodgrass	X	X(1)	X
Bradley S. Vizi
____________
(1)	Chairman

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

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
As part of our ongoing effort to better align our leadership, corporate governance structure and compensation methodologies with the interests and perspectives of our stockholders, members of our Board of Directors and management team periodically speak with many of our more significant stockholders. Mindful of the input of these stockholders and motivated by our commitment to the implementation of best practices in corporate governance and compensation, the Compensation Committee and our Board have undertaken over the last several years a series of efforts with respect to compensation reform, including the following steps:
•	Limiting executive severance cash pay-outs to no more than 24 months’ base salary and bonus;
•	Prohibiting tax gross-ups in all future employment agreements;
•	Requiring future employment agreements to contain a “double trigger” with respect to executive change-in-control payments;
•	Adopting an incentive payment claw back policy for named executive officers; and
•	Developed the conceptual framework for a long term incentive plan containing performance-based stock units for the Company’s Chief Executive Officer and Chief Financial Officer.
In 2019, the Compensation Committee granted to Mr. Vizi a total target amount of 160,000 performance stock units (“PSUs”) to be earned based on the achievement of certain Company performance goals. The number of PSUs that could ultimately be earned and vested under this grant was subject to increase to up to 240,000 PSUs and was to be determined based on the level of achievement of certain performance goals tied to EBITDA (Earnings Before Interest, Taxes, Depreciation & Amortization) as measured over the performance periods (i) beginning on December 30, 2018 and ending on December 28, 2019 (with respect to 80,000 PSUs, subject to increase up to 120,000) and (ii) beginning on December 30, 2018 and ending on January 1, 2022 (with respect to 80,000 PSUs, subject to increase up to 120,000).  On January 16, 2020, the Compensation Committee certified the results under the portion of this grant relating to the performance period that began on December 30, 2018 and ended on December 28, 2019 and a total of 40,000 PSUs, valued at $175,200 based on grant date fair value, vested with respect to this portion of the award.

Additionally, on January 16, 2020, the Compensation Committee granted to Mr. Vizi a total of 150,000 restricted stock units (RSUs), which will become vested in three (3) equal annual installments of 50,000 RSUs on each anniversary of the date of grant, so long as Mr. Vizi remains continuously employed by the Company through such vesting dates, except vesting will be accelerated if his employment terminates prior to such vesting dates on account of death, disability or a covered termination following a change in control.

Mr. Miller’s and Mr. Saks’s non-equity incentive plan compensation for fiscal 2019 was payable in cash and was primarily paid based on achievement of targets set for operating income growth.  Mr. Saks earned a cash bonuses for fiscal 2019 of $244,678.  Mr. Miller has not yet received a bonus for 2019, but the Compensation Committee may consider making a payment to Mr. Miller during 2020 with regard to his services in 2019.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Summary Compensation Table

The following table lists, for our fiscal years ended December 28, 2019 and December 29, 2018, cash and other compensation paid to, or accrued by us, for our chief executive officer and each of the persons who, based upon total annual salary, annual incentive compensation and bonus, was one of our other two most highly compensated executives during the fiscal year ended December 28, 2019.

Name and Principal Position	Year	Salary	Stock Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total

Bradley S. Vizi(3)	2019	$250,000	$175,200	$ -	$4,890	$430,090
Executive Chairman & President	2018	$135,577	$331,955	$ -	$23,076	$490,608

Michael Saks	2019	$275,000	$ -	$244,678	$20,547	$540,225
President, Health Care Services	2018	$275,000	$ -	$175,000	$31,090	$481,090

Kevin Miller	2019	$370,000	$ -	$ -	$36,832	$406,832
Chief Financial Officer	2018	$370,000	34,200	$ -	$59,213	$463,413
____________

(1)
Mr. Vizi vested in 40,000 shares in January 2020, pursuant to a performance-based stock award based on fiscal 2019 performance metrics granted on March 6, 2019. Mr. Vizi vested in 47,148 shares in January 2019, pursuant to a performance-based stock award based on fiscal 2018 performance metrics granted on October 23, 2018. Mr. Vizi was also granted time-based restricted stock awards for 15,000 shares on June 1, 2018 and 20,000 shares on December 14, 2018. Mr. Miller was granted 10,000 shares in compensation for fiscal 2018.  These amounts are based upon the grant date fair value of the option awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 filed with the Commission.

(2)
This amount represents (i) premiums we paid during 2019 for medical, dental, vision, life and disability insurance on each of the officers named in this table as follows: Mr. Vizi: $4,890; Mr. Saks: $20,547; and Mr. Miller $36,832 and (ii) the following approximated amounts for Company leased automobiles or monthly automobile allowances and related expenses:  Mr. Saks: $1,246.

(3)	Mr. Vizi was appointed Executive Chairman and President on June 1, 2018.
During our 2019 and 2018 fiscal years, certain of the officers named in this table received personal benefits not reflected in the amounts of their respective annual salaries or bonuses.  The dollar amount of these benefits did not, for any individual in any fiscal year, exceed $10,000.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unvested restricted share units as of December 28, 2019.  No options to purchase common stock were outstanding on such date.

	Number of Shares or Units of Stock That Have	Market Value of Shares or Units of Stock That Have	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have
Name	Not Vested	Not Vested(1)	Not Vested(2)	Not Vested(1)

Bradley S. Vizi(3)	20,000	$57,400	160,000	$459,200

Michael Saks

Kevin Miller
____________

(1)
Calculated by multiplying the number of shares in the preceding column by $2.87, the closing price per share of the Company’s common stock on December 27, 2019, the last trading day of our last fiscal year.

(2)
Consists of performance-based restricted share units of 160,000 awarded to Mr. Vizi on March 6, 2019, assuming achievement of the applicable performance goals at the target level of achievement. Of this amount, 80,000 were to be earned based on achievement of the performance goals measured over the performance period beginning on December 30, 2018 and ending on December 28, 2019.  On January 16, 2020, the Compensation Committee certified the results under the portion of this grant and a total of 40,000 PSUs, with a grant date fair value of $175,200, vested with respect to this portion of the award.  This amount is reflected in the Summary Compensation Table.

(3)	Mr. Vizi was appointed Executive Chairman and President on June 1, 2018.

Compensation of Directors
Our employee directors do not receive any compensation for serving on our Board or its committees, other than the compensation they receive for serving as employees of RCM.
Non-employee members of the Board received compensation in accordance with the following structure, which was approved by our Compensation Committee on, and implemented effective, January 1, 2018:
•	Annual cash retainer of $45,000, payable in equal monthly installments.
•	No meeting fees.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Compensation of Directors (Continued)
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
The following table lists cash and other compensation paid to, or accrued by us for, our Board of Directors for our fiscal year ended December 28, 2019.

Non-Employee Director Compensation Table

Name and Principal Position	Fees Earned Or Paid In Cash	Equity Awards(1)	All Other Compensation	Total
Roger H. Ballou	$80,000	$45,000	-	$125,000
Richard A. Genovese	$50,000	$45,000		$95,000
Swarna Kakodkar(2)	$2,298	$45,000		$47,298
Leon Kopyt	$45,000	$45,000	-	$90,000
S. Gary Snodgrass	$55,000	$45,000	-	$100,000

(1)
These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 filed with the Commission.  As of December 28, 2019, Roger H. Ballou, Richard A. Genovese, Swarna Kakodkar, Leon Kopyt and S. Gary Snodgrass each had 15,845 unvested restricted share units outstanding.

(2)	Ms. Kakodkar was elected to the Board on December 13, 2019.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Executive Severance Agreement and Change in Control Agreement
The Company is a party to Executive Severance Agreements (the “Executive Severance Agreements”) with Mr. Vizi, dated as of June 1, 2018, and Mr. Miller, dated as of February 28, 2014, which set forth the terms and conditions of certain payments to be made by the Company to the executive in the event, while employed by the Company, the executive experiences (a) a termination of employment unrelated to a “Change in Control” (as defined therein) or (b) there occurs a Change in Control and either (i) the executive’s employment is terminated for a reason related to the Change in Control or (ii) in the case of Mr. Miller, Mr. Miller the executive remains continuously employed with the Company for three months following the Change in Control.
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
Under the terms of the Executive Severance Agreement, if a Change in Control occurs and (a) the executive experiences a Termination Related to a Change in Control on account of (i) an involuntary termination by the Company for any reason other than Cause, death, or Disability, (ii) an involuntary termination by the Company within a specified period of time following a Change in Control (12 months for Mr. Vizi and three months for Mr. Miller) on account of Disability or death, or (iii) a resignation by the executive with Good Reason; or (b) in the case of Mr. Miller, the executive resigns, with or without Good Reason, which results in a termination date that is the last day of the three month period following the Change in Control, then the executive will receive the following severance payments: (1) a lump sum payment equal to two times the sum of the executive’s (a) Annual Base Salary and (b) Bonus; and (2) a lump sum payment equal to 24 multiplied by the monthly COBRA premium cost, as in effect immediately prior to the executive’s termination date, for the executive to continue medical, dental and vision coverage, as applicable, in such Company plans for himself and, if applicable, his spouse and eligible dependents.   Upon the occurrence of a Change in Control, the Company shall establish an irrevocable rabbi trust and contribute to the rabbi trust the applicable amounts due under the Executive Severance Agreement.   If Mr. Miller receives the Change in Control Payment following his resignation at the end of the three month period following the Change in Control, he will not be eligible to receive any severance payments under his Executive Severance Agreement.
Mr. Saks, along with several other members of the Company’s senior management (not including Mr. Vizi and Mr. Miller), is covered by our Change in Control Plan for Selected Executive Management (the “CIC Plan”).
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists the persons we know to be beneficial owners of at least five percent of our common stock as of April 18, 2020.

Name and Address of Beneficial Owner	Number of Shares	Approximate Percentage of Outstanding Common Stock(1)

IRS Partners No. 19, L.P(2)	3,270,665	24.9%
515 S. Figueroa Street, Suite 1050
Los Angeles, CA 90071

Dimensional Fund Advisors LP(3)	826,298	6.3%
Building One
6300 Bee Cave Road
Austin, TX 78746

Renaissance Technologies LLC(4)	705,462	5.4%
800 Third Avenue
New York, NY 10022

(1)	Based on 13,135,970 shares outstanding as of April 18, 2020.
(2)
Based on Amendment No. 16 to Schedule 13D (the “Amendment”), filed with the Commission on January 17, 2020, by IRS Partnership No. 19, L.P. (“IRS 19”), The Leonetti/O’Connell Family Foundation (the “Foundation”), M2O, Inc. (“M2O”), The Michael F. O’Connell and Margo L. O’Connell Revocable Trust (the “Trust”), Michael O’Connell (“Mr. O’Connell” and, collectively with IRS 19, the Foundation, M2O and the Trust, the “O’Connell Entities”), Harvest Financial Corporation (“Harvest”) and Bradley Vizi (“Mr. Vizi”).  The Amendment states that IRS 19, M2O, the Trust and Mr. O’Connell may be deemed to have the shared voting and dispositive power over the 2,692,065 shares owned by IRS 19 and that the Foundation and Mr. O’Connell may be deemed to have shared voting and dispositive power over 266,074 shares owned by the Foundation.  The Amendment also states that Harvest exclusively manages IRS 19’s and the Foundation’s investment in the Common Shares pursuant to which Mr. Vizi on behalf of Harvest manages such investments.  In addition to the Schedule 13D, this amount reflects certain additional information known to the Company regarding Mr. Vizi’s share ownership.  As a result, Harvest and Mr. Vizi may be deemed to have shared dispositive power with respect to the 2,958,139 shares held by IRS 19 and the Foundation.  Mr. Vizi has sole voting and dispositive power over 84,526 shares.

(3)
Based on Amendment No. 19 to Schedule 13D filed with the Commission on February 12, 2020. The filing states that Dimensional Fund Advisors LP, a registered investment advisor, has sole voting power over 822,9443 of these shares and sole dispositive power as to all of these shares.

(4)
Based on Amendment No. 3 to Schedule 13D filed with the Commission on February 13, 2020. The filing states that Renaissance Technologies LLC has sole voting power over 700,909 of these shares and sole or shared dispositive power over all of these shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Security Ownership of Management

The following table lists the number of shares of our common stock beneficially owned, as of April 18, 2020, by each director and director nominee, each of our executive officers, certain members of our senior management, and by our directors, nominees and executive officers as a group.  In general, beneficial ownership includes those shares a person has the power to vote or transfer, as well as shares owned by immediate family members who live with that person.

Name	Number of Shares	Approximate Percentage of Outstanding Common Stock
Roger H. Ballou	73,062	*
Richard A. Genovese	11,968	*
Swarna Kakodkar	-	*
Leon Kopyt	584,702	4.5%
S. Gary Snodgrass	56,608	*
Bradley S. Vizi	162,526	1.2%
Michael Saks	83,343	*
Frank Petraglia	38,277	*
Kevin D. Miller	464,231	3.5%
Michael Boyle	10,000	*
All directors and executive officers as a group (10 persons)	1,484,717	11.3%
__________
*	Represents less than one percent of our outstanding common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
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
Independence of the Board of Directors
The Board of Directors has determined that Roger H. Ballou, Richard A. Genovese, Swarna Srinivas Kakodkar Kakodkar, Leon Kopyt, and S. Gary Snodgrass are “independent directors” as defined in Marketplace Rule 4200(a)(15) of the NASDAQ Stock Market LLC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee has selected Macias, Gini & O’Connell LLP (“MGO”) to act in the capacity of independent accountants for the current fiscal year ending January 2, 2021.
Fees Billed by MGO during fiscal 2019

Audit Fees.  Fees billed to the Company by MGO for audit services rendered by MGO for the audit of the Company's 2019 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by MGO in connection with statutory and regulatory filings or engagements, totaled approximately $150,000.

Audit-Related Fees.  Fees billed to the Company by MGO during 2019 for audit-related services that were reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the preceding paragraph totaled $0.

Tax Fees.  Fees billed to the Company by MGO during 2019 for professional services rendered for tax compliance, tax advice and tax planning totaled $0.

All Other Fees.  Other fees billed to the Company by MGO were $0 for 2019.  MGO does not audit the Company’s 401(k) plan.

The Audit Committee has considered whether MGO’s provision of services other than professional services rendered for the audit and review of our financial statements is compatible with maintaining MGO’s independence and has determined that it is so compatible.

All audit, audit-related, tax and other services were pre-approved by the Audit Committee pursuant to applicable regulations.  The Audit Committee currently pre-approves all engagements of the Company’s accountants to provide both audit and non-audit services and has not established formal pre-approval policies or procedures.  The Audit Committee did not approve any non-audit services pursuant to Rule 2-01 (c) (7) (i) (C) of Regulation S-X during 2019.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

	+	(2)(a)
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

		(4)	Description of Common Stock filed with the Securities and Exchange Commission on March 5, 2000.

	*	(10)(a)
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

	*	(10)(f)	Form of Stock Unit Agreement; incorporated by reference to Exhibit 99.2 to the December 2014 8-K.

	*	(10)(g)
RCM Technologies, Inc. Change in Control Plan for Selected Executive Management (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2015 and incorporated herein by reference).

	*	(10)(h)
Amendment 2015-3 to the RCM Technologies, Inc. 2001 Employee Stock Purchase Plan; incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting filed with the Securities and Exchange Commission on October 30, 2015.

	*	(10)(i)
Amendment 2018-4 to the RCM Technologies, Inc. 2001 Employee Stock Purchase Plan; incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2018.

	*	(10)(j)
Executive Severance Agreement, dated as of June 1, 2018, by and between the Company and Bradley S. Vizi; incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018.

(10)(k)
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

		(21.1)	Subsidiaries of the Registrant. (Previously filed)

		(23.1)	Consent of Macias, Gini & O’Connell, LLP. (Previously filed)

		(23.2)	Consent of EisnerAmper LLP. (Previously filed)

		(31.1)	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

		(31.2)	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

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

RCM Technologies, Inc.

Date: April 22, 2020	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: April 22, 2020	By:	/s/ Kevin D. Miller
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

Date: April 22, 2020	/s/ Bradley S. Vizi Bradley S. Vizi Executive Chairman and President

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

Date: April 22, 2020	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer