Form 10-Q
period 2020-03-28
RCM TECHNOLOGIES INC
filed 2020-05-12
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

Common Stock, $0.05 par value, 13,135,970 shares outstanding as of May 12, 2020.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statement. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing service to the healthcare industry; the impact of and future effects of the COVlD-19 pandemic or other potential pandemics; having a significant portion of our consolidated revenues contributed by a concentrated group of customer during the thirteen week period ended March 28, 2020; credit and collection risks; our claim experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing, the healthcare industry, our workforce and the services that we provide, including state and local regulations pertaining to the taxability of our services and other labor-related matters such a minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and Part II, Item 1A “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 28, 2020 and December 28, 2019
(In thousands, except share and per share amounts)

	March 28,	December 28,
	2020	2019
	(Unaudited)
Current assets:
Cash and cash equivalents	$642	$1,847
Accounts receivable, net	50,767	59,760
Transit accounts receivable	1,891	4,906
Prepaid expenses and other current assets	3,944	4,144
Total current assets	57,244	70,657

Property and equipment, net	2,493	2,717

Other assets:
Deposits	209	209
Deferred tax asset, net, domestic	1,799	-
Goodwill	16,354	16,354
Operating right of use asset	5,516	5,820
Intangible assets, net	336	416
Total other assets	24,214	22,799

Total assets	$83,951	$96,173

Current liabilities:
Borrowings under line of credit	$32,767	$ -
Accounts payable and accrued expenses	5,969	6,220
Transit accounts payable	2,507	4,552
Accrued payroll and related costs	6,373	7,713
Finance lease payable	309	315
Income taxes payable	149	130
Operating right of use liability	2,157	2,134
Liability for contingent consideration from acquisitions	344	344
Total current liabilities	50,575	21,408

Deferred tax liability, foreign	360	382
Deferred tax liability, net, domestic	-	395
Finance lease payable	115	189
Liability for contingent consideration from acquisitions	2,750	2,714
Operating right of use liability	3,615	3,921
Borrowings under line of credit	-	34,761
Total liabilities	57,415	63,770

Commitments and contingencies (note 16)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
15,944,142 shares issued and 13,120,970 shares outstanding at March 28, 2020 and 15,826,891 shares issued and 13,003,719 shares outstanding at December 28, 2019	797	791
Additional paid-in capital	108,655	108,452
Accumulated other comprehensive loss	(2,879)	(2,748)
Accumulated deficit	(65,050)	(59,105)
Treasury stock (2,823,172 shares at March 28, 2020 and
December 28, 2019) at cost	(14,987)	(14,987)
Stockholders’ equity	26,536	32,403

Total liabilities and stockholders’ equity	$83,951	$96,173

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Thirteen Week Periods Ended March 28, 2020 and March 30, 2019 (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019

Revenue	$45,033	$51,595
Cost of services	34,190	39,078
Gross profit	10,843	12,517

Operating costs and expenses
Selling, general and administrative	10,237	10,466
Depreciation and amortization of property and equipment	255	315
Amortization of acquired intangible assets	80	82
Write-off of receivables related to arbitration	8,047	-
Operating costs and expenses	18,619	10,863

Operating (loss) income	(7,776)	1,654

Other expense (income)
Interest expense and other, net	340	428
Imputed interest on contingent consideration	36	48
Loss (gain) on foreign currency transactions	33	(11)
Other expense, net	409	465

(Loss) income before income taxes	(8,185)	1,189
Income tax benefit	(2,240)	(274)

Net (loss) income	($5,945)	$1,463

Basic and diluted net (loss) earnings per share	($0.45)	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME Thirteen Week Periods Ended March 28, 2020 and March 30, 2019 (Unaudited) (In thousands)

	March 28, 2020	March 30, 2019

Net (loss) income	($5,945)	$1,463
Other comprehensive (loss) income	(131)	11
Comprehensive (loss) income	($6,076)	$1,474

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Thirteen Week Periods Ended March 28, 2020 and March 30, 2019
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 28, 2019	15,826,891	$791	$108,452	($2,748)	($59,105)	2,823,172	($14,987)	$32,403
Issuance of stock under employee stock purchase plan	57,251	3	137	-	-	-	-	140
Translation adjustment	-	-	-	(131)	-	-	-	(131)
Share-based compensation expense	-	-	69	-	-	-	-	69
Issuance of stock upon vesting of restricted stock units	60,000	3	(3)	-	-	-	-	-
Net loss	-	-	-	-	(5,945)	-	-	(5,945)

Balance, March 28, 2020	15,944,142	$797	$108,655	($2,879)	($65,050)	2,823,172	($14,987)	$26,536

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 29, 2018	15,578,345	$778	$107,326	($2,755)	($63,163)	2,823,172	($14,987)	$27,199
Issuance of stock under employee stock purchase plan	59,451	3	162	-	-	-	-	165
Translation adjustment	-	-	-	11	-	-	-	11
Share-based compensation expense	-	-	241	-	-	-	-	241
Issuance of stock upon vesting of restricted stock units	57,148	3	(3)	-	-	-	-	-
Net income	-	-	-	-	1,463	-	-	1,463

Balance, March 30, 2019	15,694,944	$784	$107,726	($2,744)	(61,700)	2,823,172	($14,987)	$29,079

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Thirteen Week Periods Ended March 28, 2020 and March 30, 2019 (Unaudited) (In thousands)

	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net (loss) income	($5,945)	$1,463

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	335	397
Imputed interest on contingent consideration	36	48
Share-based compensation expense	69	241
Provision for losses on accounts receivable	7,792	11
Deferred income tax (benefit) expense	(2,217)	36
Changes in assets and liabilities:
Accounts receivable	974	(6,264)
Prepaid expenses and other current assets	166	110
Net of transit accounts receivable and payable	973	45
Accounts payable and accrued expenses	(6)	(826)
Accrued payroll and related costs	(1,289)	(872)
Right of use assets and liabilities	20	266
Income taxes payable	21	(210)
Total adjustments	6,874	(7,018)
Net cash provided by (used in) operating activities	929	(5,555)

Cash flows from investing activities:
Property and equipment acquired	(35)	(101)
Decrease in deposits	-	(1)
Net cash used in investing activities	(35)	(102)

Cash flows from financing activities:
Borrowings under line of credit	22,279	27,422
Repayments under line of credit	(24,273)	(20,533)
Issuance of stock for employee stock purchase plan	140	165
Changes in finance lease obligations	(80)	73
Contingent consideration paid	-	(244)
Net cash (used in) provided by financing activities	(1,934)	6,883
Effect of exchange rate changes on cash and cash equivalents	(165)	(15)
(Decrease) increase in cash and cash equivalents	(1,205)	1,211
Cash and cash equivalents at beginning of period	1,847	482

Cash and cash equivalents at end of period	$642	$1,693

Supplemental cash flow information:
Cash paid for:
Interest	$420	$407
Income taxes	$43	$14

Non-cash financing activities:
Vesting of restricted stock units	$172	$217

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 28, 2019 included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen week period ended March 28, 2020 are not necessarily indicative of results that may be expected for the full year.

Fiscal Year
The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended December 28, 2019 (fiscal 2019) was a 52-week reporting year.  The current fiscal year ending January 2, 2021 (fiscal 2020) is a 53-week reporting year.  The fiscal quarters for the current year (fiscal 2020) and the prior year (fiscal 2019) align as follows:

Fiscal 2020 Quarters	Weeks	Fiscal 2019 Quarters	Weeks
March 28, 2020	Thirteen	March 30, 2019	Thirteen
June 27, 2020	Thirteen	June 29, 2019	Thirteen
September 26, 2020	Thirteen	September 28, 2019	Thirteen
January 2, 2021	Fourteen	December 28, 2019	Thirteen

Current Liquidity and Revolving Credit Facility

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, and meet the other general cash needs of our business. Our liquidity is impacted by general economic, financial, competitive, and other factors beyond our control. Our liquidity requirements consist primarily of funds necessary to pay our expenses, principally labor-costs, and other related expenditures. We generally satisfy our liquidity needs through cash provided by operations and, when necessary, our revolving line of credit from Citizens Bank. The Company expects to have positive cash flow over at least the next two quarters and has a great deal of flexibility to reduce its costs if it becomes necessary. The Company believes that it can satisfy its liquidity needs for at least the next twelve months.

The Company’s liquidity and capital resources as of March 28, 2020, included accounts receivable and total current asset balances of $50.8 million and $57.2 million, respectively. Current liabilities, including the revolving line of credit, were $50.6 million as of March 28, 2020, and were exceeded by total current assets by $6.7 million. Cash and accounts receivables, excluding prepaid assets, of $53.3 million also exceeded total current liabilities by $2.7 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation (Continued)

Current Liquidity and Revolving Credit Facility (Continued)

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations.  As of March 28, 2020, the Company was in compliance with all covenants contained in the Revolving Credit Facility, except its financial covenant for the ratio of debt to EBITDA (earnings before interest, depreciation, and amortization). The Company obtained an express waiver from Citizens Bank as of March 28, 2020. Historically, the Company has experienced numerous quarters whereby it was not in compliance with its debt to EBITDA covenant, and Citizens Bank has provided waivers or other amendments. Beginning with the fiscal quarter ending June 27, 2020, and continuing for the foreseeable future thereafter, the Company believes that it may not be in compliance with its debt to EBITDA covenant. While the Company believes that Citizens Bank will provide future waivers or make changes to its current agreement so that compliance with the current debt to EBDITA covenant is no longer applicable, the Company can give no assurance that this will occur.

In the event of future noncompliance with the Company’s revolving line of credit, Citizens Bank could demand different terms or repayment. While the Company believes any adverse decision by Citizens Bank is unlikely, the Company believes that it has several viable refinance options. These options include, but are not limited to, agreeing to different terms with Citizens Bank or another bank, under an unsecured or securitized (“asset-based”) loan. The Company believes that its accounts receivable and total current asset balances of $50.8 million and $57.2 million as of March 28, 2020, respectively, are sufficient to provide the Company many different financing options. The Company believes that banks often focus their credit decisions on the ratio of total current assets to total current liabilities, not including any borrowings. The Company’s total current assets of $57.2 million, including accounts receivable of $50.8 million, exceeds its total current liabilities, not including its revolving line of credit, of $17.8 million by $39.5 million. As a result, the Company believes that it is an attractive candidate for both unsecured or asset-based loans. Numerous frontline banks often approach the Company for different types of financing options.

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

The Company uses estimates to calculate an allowance for doubtful accounts on its accounts receivables, adequacy of reserves, goodwill impairment, if any, equity compensation, the tax rate applied and the valuation of certain assets and liability accounts.  These estimates can be significant to the operating results and financial position of the Company.  The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information, including the potential future effects of COVID-19.  Management regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.

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

The Company derives its revenue from several sources.  The Company’s Engineering Services and Information Technology Services segments perform consulting and project solution services.   The Healthcare segment specializes in long-term and short-term staffing and placement services to hospitals, schools and long-term care facilities amongst others.  All of the Company’s segments perform staff augmentation services and derive revenue from permanent placement fees.  The majority of the Company’s revenue is invoiced on a time and materials basis.

The following table presents our revenue disaggregated by revenue source for the thirteen week periods ended March 28, 2020 and March 30, 2019:

	Thirteen Week Periods Ended
	March 28, 2020	March 30, 2019
Engineering:
Time and Material	$12,827	$13,843
Fixed Fee	1,314	5,169
Permanent Placement Services	22	43
Total Engineering	$14,163	$19,055

Specialty Health Care:
Time and Material	$22,053	$23,907
Permanent Placement Services	144	264
Total Specialty Health Care	$22,197	$24,171

Information Technology:
Time and Material	$8,557	$8,308
Permanent Placement Services	116	61
Total Information Technology	$8,673	$8,369
	$45,033	$51,595

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

Deferred revenue was $0.6 million and $0.4 million at March 28, 2020 and December 28, 2019, respectively and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at those dates.  Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet.  For the thirteen week periods ended March 28, 2020 and March 30, 2019, the Company recognized revenue of $0.4 million and $0.1 million that was included in deferred revenue at the beginning of each respective reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised as follows:

	March 28, 2020	December 28, 2019
Billed	$29,703	$29,214
Accrued and unbilled	11,374	13,824
Work-in-progress	4,170	4,352
Accounts receivable subject to arbitration	7,387	14,095
Allowance for sales discounts and doubtful accounts	(1,867)	(1,725)

Accounts receivable, net	$50,767	$59,760

Unbilled receivables primarily represent revenue earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-progress primarily represents revenue earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $1.9 million and related transit accounts payable was $2.5 million, for a net payable of $0.6 million, as of March 28, 2020.  The transit accounts receivable was $4.9 million and related transit accounts payable was $4.6 million, for a net receivable of $0.3 million, as of December 28, 2019.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer did not pay the balance of accounts receivable the Company believes were owed for certain disputed projects.  As of December 28, 2019, the total amount of recorded receivables from this customer on these disputed projects was $14.1 million.  Additionally, as part of the arbitration process, the customer asserted counter-claims of $10.3 million. The arbitrator rendered a decision in this dispute in April 2020, awarding the Company $7.4 million. The counter-claims asserted against the Company of $10.3 million were denied in their entirety. For the thirteen week period ended March 28, 2020, the Company recorded a charge of $8.0 million, including $6.7 million constituting the portion of the accounts receivable relating to the disputed projects that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.4 million in professional fees related to the dispute and arbitration, and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.

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

Property and equipment are comprised of the following:

	March 28, 2020	December 28, 2019
Computers and systems	$4,852	$5,628
Equipment and furniture	275	319
Leasehold improvements	203	308
	5,330	6,255

Less: accumulated depreciation and amortization	2,837	3,538

Property and equipment, net	$2,493	$2,717

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $960 and $1,620 during the thirteen week periods ended March 28, 2020 and March 30, 2019, respectively.  Depreciation and amortization expense of property and equipment for the thirteen week periods ended March 28, 2020 and March 30, 2019 was $255 and $315, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future and if they do make acquisitions gives no assurance that such acquisitions will be successful.

Future Contingent Payments
As of March 28, 2020, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at March 28, 2020 as follows:

Fiscal Year Ending	Total
January 2, 2021 (after March 28, 2020)	$344
January 1, 2022	1,438
December 31, 2022	1,312
Estimated future contingent consideration payments	$3,094

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions (Continued)

Future Contingent Payments (Continued)

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after March 28, 2020 are capped at a cumulative maximum of $6.3 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of March 28, 2020.  During the thirteen week period ended March 28, 2020, the Company measured contingent consideration at fair value on a non-recurring basis.  Contingent consideration related to acquisitions are recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

For acquisitions that involve contingent consideration, the Company records a liability equal to the fair value of the estimated contingent consideration obligation as of the acquisition date. The Company determines the acquisition date fair value of the contingent consideration based on the likelihood of paying the additional consideration. The fair value is estimated using projected future operating results and the corresponding future earn-out payments that can be earned upon the achievement of specified operating objectives and financial results by acquired companies using Level 3 inputs and the amounts are then discounted to present value. These liabilities are measured quarterly at fair value, and any change in the fair value of the contingent consideration liability is recognized in the consolidated statements of comprehensive (loss) income. During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated statements of comprehensive (loss) income.

The Company did not pay contingent consideration during the thirteen week period ended March 28, 2020 and paid $0.2 million during the thirteen week period ended March 30, 2019.

7.	Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  The Company has determined that no indicators of impairment of goodwill existed during the thirteen week periods ended March 28, 2020 and March 30, 2019.  During the first quarter of 2020, the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic.  While COVID-19 has negatively impacted the Company, and the Company expects this negative impact to continue at least over the next two quarters, the Company does not believe at this time that this negative impact is permanent. As such, no impairment loss on the Company’s goodwill during the three months ended March 28, 2020 was recorded as a result of such review.  There was no impairment loss recognized on the Company’s goodwill during the three months ended March 30, 2019.

The carrying amount of goodwill as of March 28, 2020 and December 28, 2019 is as follows:

Engineering	Specialty Health Care	Information Technology	Total
$11,918	$2,398	$2,038	$16,354

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

8.	Intangible Assets

The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When the Company determines that it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value.  Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.  The Company’s intangible assets consist of customer relationships and non-compete agreements.  During all periods presented, the Company determined that no impairment of intangible assets exists.  During the thirteen week period ended March 28, 2020, the Company reviewed the carrying value of its intangible assets due to the events and circumstances surrounding the COVID-19 pandemic.  While COVID-19 has negatively impacted the Company, and the Company expects this negative impact to continue at least over the next two quarters, the Company does not believe at this time that this negative impact is permanent. As such, no impairment loss on the Company’s intangible assets during the thirteen week period ended March 28, 2020 was recorded as a result of such review. There was no impairment loss recognized on the Company’s intangible assets or goodwill during the thirteen week period ended March 30, 2019.

All of the Company’s intangible assets are associated with the Engineering segment.  Intangible assets other than goodwill are amortized over their useful lives.  Intangible assets are carried at cost, less accumulated amortization.

	March 28, 2019	December 28, 2019
Restricted covenants	$25	$28
Customer relationships	311	388

Total intangible assets	$336	$416

Amortization expense of intangible assets for the thirteen week periods ended March 28, 2020 and March 30, 2019 was $80 and $82, respectively.

9.	Line of Credit

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on October 18, 2019.  As amended and restated, the Revolving Credit Facility provides for a $45.0 million revolving credit facility, has no sub-limit for letters of credit, and expires on August 8, 2023.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the thirteen week periods ended March 28, 2020 and March 30, 2019 were 3.7% and 4.7%, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.	Line of Credit (Continued)

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  As of March 28, 2020, the Company was in compliance with all covenants contained in the Revolving Credit Facility, except its financial covenant for the ratio of debt to EBITDA (earnings before interest, depreciation and amortization). The Company obtained an express waiver from Citizens Bank as of March 28, 2020. Beginning with the fiscal quarter ending June 28, 2020 and continuing for the foreseeable future thereafter, the Company believes that it may not be in compliance with its debt to EBITDA covenant. While the Company believes that Citizens Bank will provide future waivers or make changes to its current agreement so that compliance with the current debt to EBITDA covenant is no longer applicable, the Company can give no assurance that this will occur.  Because the Company may not be in compliance with its debt to EBITDA covenant in the future, the Company has classified its revolving line of credit as a current liability as of March 28, 2020.

Borrowings under the line of credit as of March 28, 2020 and December 28, 2019 were $32.8 million and $34.8 million, respectively.  At March 28, 2020 and December 28, 2019 there were letters of credit outstanding for $1.7 million and $1.6 million, respectively.  At March 28, 2020, the Company had availability for additional borrowings under the Revolving Credit Facility of $10.5 million.

Impact to Line of Credit from COVID-19

The Company is negatively impacted by COVID-19 as more fully described in Footnote 18 - Subsequent Events, and the Segment Discussion and Liquidity and Capital Resources sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company believes that its current line of credit is adequate to provide the necessary liquidity while COVID-19 impacts its operations.  However, the Company does not expect to be in compliance with its debt to EBITDA covenant in the line of credit for the foreseeable future, and therefore can give no assurance that the line of credit will be available to the Company. While the Company anticipates significantly reducing the borrowings under its line of credit over the next two quarters, due to expected reductions in accounts receivable, the Company can give no assurance that it will be able to do so.

10.	Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings per share for the thirteen week periods ended March 28, 2020 and March 30, 2019 was determined as follows:

	Thirteen Week Periods Ended
	March 28, 2020	March 30, 2019
Basic weighted average shares outstanding	13,111,550	12,856,533
Dilutive effect of outstanding restricted share units	32,534	44,301
Weighted average dilutive shares outstanding	13,144,084	12,900,834

For all periods presented, there were no anti-dilutive shares not included in the calculation of common stock equivalents as there were no stock options outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data (Continued)

Unissued shares of common stock were reserved for the following purposes:

	March 28, 2020	December 28, 2019
Time-based restricted stock units outstanding	281,725	151,725
Performance-based restricted stock units outstanding	160,000	240,000
Future grants of options or shares	158,326	268,326
Shares reserved for employee stock purchase plan	210,626	267,877

Total	810,677	927,928

11.	Share-Based Compensation

At March 28, 2020, the Company had two share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company expenses performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

The Company recognized share-based compensation expense of $69 and $241 for the thirteen week periods ended March 28, 2020, and March 30, 2019, respectively.  Neither of the thirteen week periods ended March 28, 2020 and March 30, 2019 includes expense associated with performance-based restricted stock units.  For the thirteen week period ended March 28, 2020, 40,000 performance-based restricted stock units vested, for which the expense was recognized in fiscal 2019.  As of March 28, 2020, all performance-based restricted stock units outstanding were deemed as unlikely to vest.

As of March 28, 2020, the Company had $0.6 million of total unrecognized compensation cost related to all time-based non-vested share-based awards and performance-based restricted stock units outstanding and deemed as likely to vest. The Company expects to recognize this expense over approximately two years.  These amounts do not include a) performance-based restricted stock units deemed unlikely to vest, b) the cost of any additional share-based awards granted in future periods or c) the impact of any potential changes in the Company’s forfeiture rate.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Incentive Share-Based Plans

2014 Omnibus Equity Compensation Plan (the 2014 Plan)

The 2014 Plan, approved by the Company’s shareholders in December 2014, provides for the issuance of shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries or consultants and advisors utilized by the Company.  In fiscal 2016, the Company amended and restated the 2014 Plan with shareholder approval to increase the aggregate number of shares of stock reserved for issuance under the Plan, originally 625,000, by an additional 500,000 shares so that the total number of shares of stock reserved for issuance under the Plan is 1,125,000 shares.  The expiration date of the Plan is December 1, 2026.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.

As of March 28, 2020, under the 2014 Plan, 281,725 time-based and 160,000 performance-based restricted share units were outstanding and 158,326 shares were available for awards thereunder.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued on December 30, 2019 (the first business day following the previous offering period) was 57,251.  As of March 28, 2020, there were 210,626 shares available for issuance under the Purchase Plan.

Time-Based Restricted Stock Units

From time-to-time the Company issues time-based restricted stock units.  These time-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s restricted stock unit fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  As of March 28, 2020, there was $40 in accrued dividends.  Dividends for time-based restricted stock units that ultimately do not vest are forfeited.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

To date, the Company has issued time-based restricted stock units only under its 2007 Omnibus Equity Compensation Plan and the 2014 Plan.  The 2007 Plan has expired and there are no time-based restricted stock units outstanding thereunder.  The following summarizes the activity in the time-based restricted stock units under the 2014 Plan during the thirteen week period ended March 28, 2020:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2019	151,725	$3.64
Granted	150,000	$2.82
Vested	(20,000)	$3.76
Forfeited or expired	0	-
Outstanding non-vested at March 28, 2020	281,725	$3.20

Based on the closing price of the Company’s common stock of $1.30 per share on March 27, 2020 (the last trading day prior to March 28, 2020), the intrinsic value of the time-based non-vested restricted stock units at March 28, 2020 was approximately $366.  As of March 28, 2020, there was approximately $0.6 million of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock units.

Performance Based Restricted Stock Units

From time-to-time the Company issues performance-based restricted stock units to its executives.  Performance-based restricted stock units are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee. These performance-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period on any stock units that actually vest, if any.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  As of March 28, 2020, there were no accrued dividends for performance-based restricted stock units.  Dividends for performance-based restricted stock units that ultimately do not vest are forfeited.

To date, the Company has issued performance-based restricted stock units only under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during the thirteen week period ended March 28, 2020:

	Number of Performance-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2019	240,000	$4.81
Granted	0	-
Vested	(40,000)	$4.38
Forfeited or expired	(40,000)	$4.38
Outstanding non-vested at March 28, 2020	160,000	$5.02

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Performance Based Restricted Stock Units (Continued)

As of March 28, 2020, the Company currently considers the metrics related to all 160,000 of the outstanding performance-based restricted stock units as unlikely to be achieved. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing additional compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period. If at a later measurement date the Company determines that performance-based restricted stock units deemed as likely to vest are deemed as unlikely to vest, the expense recognized will be reversed.  As of March 28, 2020, there was approximately $0.8 million of total unrecognized compensation cost related to performance-based restricted stock units deemed unlikely to vest.

12.	Treasury Stock Transactions

For both the thirteen week periods ended March 28, 2020 and March 30, 2019, the Company did not have an active stock purchase program and therefore did not purchase any treasury shares.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted.  The Company has adopted ASU 2019-12 as it relates to interim reporting as of December 29, 2019.  The adoption resulted in the Company recording the entire benefit calculated under the general FASB ASC 740-270 model in its March 28, 2020, consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information

The Company follows “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 28, 2019).

Segment operating (loss) income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended March 28, 2020	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$14,163	$22,197	$8,673	$ -	$45,033
Cost of services	10,205	17,812	6,173	-	34,190
Gross profit	3,958	4,385	2,500	-	10,843
Selling, general and administrative	3,424	4,400	2,413	-	10,237
Depreciation and amortization	238	77	20	-	335
Write-off of receivables related to arbitration	8,047	-	-	-	8,047
Operating income (loss)	($7,751)	($92)	$67	$ -	($7,776)
Total assets as of March 28, 2020	$43,690	$25,499	$8,717	$6,045	$83,951
Capital expenditures	$9	$10	$15	$1	$35

Thirteen Week Period Ended March 30, 2019	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$19,055	$24,171	$8,369	$ -	$51,595
Cost of services	14,357	18,533	6,188	-	39,078
Gross profit	4,698	5,638	2,181	-	12,517
Selling, general and administrative	3,816	4,495	2,155	-	10,466
Depreciation and amortization	285	91	21	-	397
Operating income	$597	$1,052	$5	$ -	1,654
Total assets as of March 30, 2019	$48,158	$29,348	$8,291	$7,014	$92,811
Capital expenditures	$62	$16	$13	$10	$101

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenue reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenue by geographic area for the thirteen week periods ended March 28, 2020 and March 30, 2019 are as follows:

	Thirteen Week Periods Ended
	March 28, 2020	March 30, 2019
Revenue
U. S.	$39,176	$45,302
Canada	4,002	4,588
Puerto Rico	1,202	1,203
Serbia	653	502
	$45,033	$51,595

Total assets by geographic area as of the reported periods are as follows:

	March 28, 2020	December 28, 2019
Total assets
U. S.	$63,470	$75,724
Canada	13,498	13,770
Puerto Rico	1,931	2,066
Serbia	5,052	4,613
	$83,951	$96,173

15.	Income Taxes

The Company recognized $2.2 million of income tax benefit for the thirteen week period ended March 28, 2020, as compared to an income tax benefit of $0.3 million for the comparable prior year period.  The Company recognized a tax benefit of $0.6 million during the Company’s first fiscal quarter of 2019 due to a verbal settlement with the U.S. Internal Revenue Service regarding an uncertain tax position from a previous tax year. The consolidated effective income tax rate for both the current period and the prior year period was 27.4%. The projected fiscal 2020 income tax rates as of March 28, 2020, were approximately 27.0%, 28.1%, and 15.5% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The comparable prior year period estimated income tax rates were 28.1%, 26.5%, and 15.1% in the United States, Canada, and Serbia, respectively.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company. The actual 2020 effective tax rate may vary from the estimate depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, and the exercise of stock options and vesting of share-based awards. The Company's estimate for the 2020 effective tax rate has not been adjusted for any potential impact related to COVID-19.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made.  Asserted claims as of March 28, 2020 are uncertain as no open claims have asserted any specific amounts.  As of March 28, 2020, the Company did not have an accrual for any such liabilities.  As described in the following paragraph, these claims were denied in their entireties as a result of the arbitration.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer did not pay the balance of accounts receivable the Company believes were owed for certain disputed projects.  As of December 28, 2019, the total amount of recorded receivables from this customer on these disputed projects was $14.1 million.  Additionally, as part of the arbitration process, the customer asserted counter-claims of $10.3 million. The arbitrator rendered a decision in this dispute in April 2020, awarding the Company $7.4 million. The counter-claims asserted against the Company of $10.3 million were denied in their entirety. For the thirteen week period ended March 28, 2020, the Company recorded a charge of $8.0 million, including $6.7 million constituting the portion of the accounts receivable relating to the disputed projects that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.4 million in professional fees related to the dispute and arbitration, and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

17.	Leases

Leases are recorded in accordance with FASB ASC 842, Leases which requires lessees to recognize a right-of-use (“ROU”) asset and an operating right of use liability for all leases with terms greater than 12 months and requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases.

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

17.	Leases (Continued)

The components of lease expense were as follows:

	Thirteen Week Period Ended
	March 28, 2020	March 30, 2019

Operating lease cost	$656	$439

Finance lease cost
Amortization of ROU assets	$78	$73
Interest on lease liabilities	$2	1
Total finance lease cost	$80	$74

Supplemental Cash Flow information related to leases was as follows:

	Thirteen Week Period Ended
	March 28, 2020	March 30, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$663	$382
Operating cash flows from finance leases	$2	$2
Financing cash flows from finance leases	$80	$72

Right of use assets obtained in exchange for lease obligations
Operating leases	$250	$6,208
Finance leases	-	-

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Leases (Continued)

Supplemental Balance Sheet information as of March 28, 2020 and December 28, 2019 related to leases was as follows:

	March 28, 2020	December 28, 2019
Operating leases
Operating lease right of use assets	$5,516	$5,820

Operating right of use liability - current	($2,157)	($2,134)
Operating right of use liability - non-current	(3,615)	(3,921)
Total operating lease liabilities	($5,772)	($6,055)

Finance leases
Property and equipment - (ROU assets)	$984	$985
Accumulated depreciation	(552)	(475)
Property and equipment, net	$432	$510

Finance lease liability - current	($309)	($315)
Finance lease liability - non-current	(115)	(189)
Total finance lease liabilities	($424)	($504)

Weighted average remaining lease term
Operating leases	1.64 Years	2.54 Years
Finance leases	1.39 Years	1.62 Years

Weighted average discount rate
Operating leases	4.3%	4.11%
Finance leases	1.83%	1.78%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2020	$1,856	$240
2021	1,831	169
2022	1,360	22
2023	905	-
2024	188	-
Thereafter	-	-

Total lease payments	$6,140	$431
Less: imputed interest	(368)	(7)
Total	$5,772	$424

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

18.  Subsequent Events

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. As a result, we have temporarily closed most of our office locations, with most of our workforce working from home, and have seen a reduction in customer demand, all resulting in a negative impact on Company revenue, gross profit and operating income. While the disruption is currently expected to be temporary, there is uncertainty around the duration. Therefore, while we experienced a negative impact during the first quarter, we expect this matter to negatively impact our business, results of operations, and financial position more significantly through at least the second quarter and possibly beyond, and the related financial impact cannot be reasonably estimated at this time. Please see more detailed disclosure by segment in our Segment Discussion and the impact to our consolidated financial position under Financial Activities under Liquidity and Capital Resources sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  The arbitrator rendered a decision in this dispute in April 2020. Please see Notes 4 and 16 to the Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the Company’s strategic and business initiatives and growth strategies; and the outcome of litigation (at both the trial and appellate levels) and arbitrations, or other business disputes, involving the Company.  Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from such statements.  Such risks and uncertainties include, without limitation:  (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the effects of the COVID-19 pandemic; (iii) the Company’s ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iv) the Company’s ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (v) the Company’s relationships with and reliance upon significant customers, and ability to collect accounts receivable from such customers; (vi) risks associated with foreign currency fluctuations and changes in exchange rates, particularly with respect to the Canadian dollar; (vii) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (viii) the adverse effect a potential decrease in the trading price of the Company’s common stock would have upon the Company’s ability to acquire businesses through the issuance of its securities; (ix) the Company’s ability to obtain financing on satisfactory terms; (x) the reliance of the Company upon the continued service of its executive officers; (xi) the Company’s ability to remain competitive in the markets that it serves; (xii) the Company’s ability to maintain its unemployment insurance premiums and workers compensation premiums; (xiii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiv) the Company’s ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xv) the risk of cyber attacks on our information technology systems or those of our third party vendors; (xvi) the Company’s ability to remain in compliance with federal and state wage and hour laws and regulations; (xvii) uncertainties in predictions as to the future need for the Company’s services; (xviii) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (ix) the costs of conducting and the outcome of litigation, arbitrations and other business disputes involving the Company, and the applicability of insurance coverage with respect to any such litigation; (xx) the results of, and costs relating to, any interactions with shareholders of the Company who may pursue specific initiatives with respect to the Company’s governance and strategic direction, including without limitation a contested proxy solicitation initiated by such shareholders, or any similar such interactions; and (xxi) other economic, competitive, health and governmental factors affecting the Company’s operations, markets, products and services.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required by law, the Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COVID-19 Considerations

The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of our employees and, especially in the healthcare segment, deploying our resources, including the talents of our employees, to help the communities we serve meet and overcome the current challenges. In the future, the pandemic may continue to cause reduced demand for our services if, for example, the pandemic results in a recessionary economic environment affecting the long-term care and skilled nursing industries in which we serve; however, since the services that we offer are essential to the daily lives of our customers, we believe that over the long term, there will continue to be strong demand for our services.

Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. For the thirteen week period ended March 28, 2020, while our revenue, gross profit and operating income were negatively impacted, we maintained the consistency of our operations, to a substantial degree, during the onset of the COVID-19 pandemic. We intend to continue to adhere to our employee safety measures as we seek to ensure that any disruptions to our operations remain as limited as possible during the pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example, an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q. For additional information on how COVID-19 has impacted operations and our financial position, please refer to the Segment Discussion and Liquidity and Capital Resources sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Overview

RCM participates in a market that is cyclical in nature and sensitive to economic changes.  As a result, the impact of economic changes on revenue and operations can be substantial, resulting in significant volatility in the Company’s financial performance.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. As a result, we have temporarily closed most of our office locations, with most of our workforce working from home, and have seen a reduction in customer demand, all resulting in a negative impact on Company revenue, gross profit and operating income. While the disruption is currently expected to be temporary, there is uncertainty around the duration. Therefore, while we experienced a negative impact during the first quarter, we expect this matter to negatively impact our business, results of operations, and financial position more significantly through at least the second quarter and possibly beyond, and the related financial impact cannot be reasonably estimated at this time. Please see more detailed disclosure by segment in our Segment Discussion and the impact to our consolidated financial position under Financial Activities under Liquidity and Capital Resources sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

A summary of our significant accounting policies is included in our Consolidated Financial Statements, Note 1, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 28, 2019. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 28, 2019.

Recently Issued Accounting Pronouncements

A discussion of the recently issued accounting pronouncements is set forth in Note 13, New Accounting Standards, in the unaudited interim condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Forward-looking Information

The Company’s growth prospects are influenced by broad economic trends.  The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for engineering and information technology services.  When the U.S., Canadian or global economies decline, the Company’s operating performance could be adversely impacted.  In addition, global events such as the ongoing COVID-19 pandemic also have a substantial impact on our operations and financial results.  The Company believes that its fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends.  However, general economic declines could result in the need for future cost reductions or changes in strategy.

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

Thirteen Week Period Ended March 28, 2020 Compared to Thirteen Week Period Ended March 30, 2019

A summary of operating results for the thirteen week periods ended March 28, 2020 and March 30, 2019 is as follows (in thousands):

	March 28, 2020		March 30, 2019
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$45,033	100.0	$51,595	100.0
Cost of services	34,190	75.9	39,078	75.7
Gross profit	10,843	24.1	12,517	24.3

Selling, general and administrative	10,237	22.7	10,466	20.3
Depreciation and amortization of property and equipment	255	0.6	315	0.6
Amortization of acquired intangible assets	80	0.2	82	0.2
Write-off of receivables related to arbitration	8,047	17.9	-	0.0
	18,619	41.4	10,863	21.1

Operating (loss) income	(7,776)	(17.3)	1,654	3.2
Other expense	409	0.9	465	0.9

(Loss) income before income taxes	(8,185)	(18.2)	1,189	2.3
Income tax benefit	(2,240)	(5.0)	(274)	(0.5)

Net (loss) income	($5,945)	(13.2)	$1,463	2.8

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended March 28, 2020 and March 30, 2019 consisted of thirteen weeks each.

Revenue.  Revenue decreased 12.7%, or $6.6 million, for the thirteen week period ended March 28, 2020 as compared to the thirteen week period ended March 30, 2019 (the “comparable prior year period”).  Revenue decreased $4.9 million in the Engineering segment, decreased $2.0 million in the Specialty Health Care segment and increased $0.3 million in the Information Technology segment.  See more detailed disclosure by segment in our Segment Discussion.

The Company has material operations in Canada, primarily from the Company’s Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the “Exchange Rate”). For the thirteen week period ended March 28, 2020, the Company generated total revenue from its Canadian clients of $4.0 million in U.S. dollars at an Exchange Rate of 74.5% as compared to $4.6 million in U.S. dollars at an Exchange Rate of 75.1% for the comparable prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended March 28, 2020 Compared to Thirteen Week Period Ended March 30, 2019 (Continued)

Cost of Services and Gross Profit.  Cost of services decreased 12.5%, or $4.9 million, for the thirteen week period ended March 28, 2020 as compared to the comparable prior year period. Cost of services decreased primarily due to the decrease in revenue.  Cost of services as a percentage of revenue for the thirteen week periods ended March 28, 2020 and March 30, 2019 was 75.9% and 75.7%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $10.2 million for the thirteen week period ended March 28, 2020 as compared to $10.5 million for the comparable prior year period.  As a percentage of revenue, SGA expenses were 22.7% for the thirteen week period ended March 28, 2020 and 20.3% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Write-off of receivables related to arbitration. The Company recorded impairment charge of $8.0 million during the quarter ended March 28, 2020 relating to its dispute with a customer that is a major utility in the United States, which was resolved through binding arbitration, which concluded in April 2020.  The charge consisted of $6.7 million constituting the portion of accounts receivable previously recognized by the Company that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.4 million in professional fees related to the dispute and arbitration and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.  For the thirteen week period ended March 30, 2019, there were no such impairment charges. See discussion of Contingencies in Note 16 to the Consolidated Financial Statements included in this report.

Other Expense.  Other expense consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income, imputed interest on contingent consideration and gains and losses on foreign currency transactions.  Other expense, net decreased to $0.4 million as compared to $0.5 million for the comparable prior year period.  The primary component of the decrease related to interest expense, which decreased primarily due to a decreased average borrowing rate under the Company’s line of credit, partially offset by increased average borrowing.  The primary reason for the decreased average borrowing rate was to changes in macroeconomic borrowing rates.

Income Tax Expense.  The Company recognized $2.2 million of income tax benefit for the thirteen week period ended March 28, 2020, as compared to an income tax benefit of $0.3 million for the comparable prior year period.  The consolidated effective income tax rates for the current period and the prior year period was 27.4%. The projected fiscal 2020 income tax rates as of March 28, 2020, were approximately 27.0%, 28.1%, and 15.5% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company. The actual 2020 effective tax rate may vary from the estimate depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, and the exercise of stock options and vesting of share-based awards. The Company's estimate for the 2020 effective tax rate has not been adjusted for any potential impact related to COVID-19.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended March 28, 2020 Compared to Thirteen Week Period Ended March 30, 2019 (Continued)

Segment Discussion
Engineering
Engineering revenues of $14.2 million for the thirteen week period ended March 28, 2020 decreased 25.7%, or $4.9 million, as compared to the comparable prior year period.  The decrease was principally due to a decrease of $3.7 million from the Company’s Energy Services Group, a decrease of $0.9 million from the Company’s Aerospace Group, and a decrease of $0.3 million from the Company’s Canadian Power Systems Group.  The Company attributes these revenue declines to decreased spending on the part of several of its larger clients, a decrease in demand for power generation services, increased competition from other vendors to its Canadian Power Systems and Aerospace clients, and timing of large projects from the Company’s Energy Services clients. Gross profit decreased by 15.8%, or $0.7 million, as compared to the comparable prior year period. Gross profit decreased primarily because of the decrease in revenue. Gross margin of 27.9% for the current period increased from 24.7% for the comparable prior year period. The increase in gross margin was primarily due to a concerted effort to improve utilization of the Engineering segment’s billable consultants.  The Engineering segment experienced an operating loss of $7.7 million for the thirteen week period ended March 28, 2020, as compared to operating income of $0.6 million for the comparable prior year period. The primary reason for the operating loss in the current period was the $8.0 million write-off of receivables related to arbitration, offset by a decrease of $0.4 million to SGA expense. The decrease in SGA expense was primarily due to a concerted effort to reduce expenses to an efficient level commensurate with current revenue and gross profit and a lower allocation of corporate-generated SGA expense relative to the Company’s other two segments.

COVID-19 Impact to Engineering Segment

It is difficult to assess both the current and future impact from COVID-19 to the Engineering segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic. The Company has transitioned most of its Engineering workforce to work from home. While this has constituted a significant effort, particularly from a technology standpoint, the Company believes that this effort has been completed relatively effectively. The Company also believes that its Engineering clients have been generally supportive of these efforts and believes further that it has not lost any significant, previously awarded work. The Engineering segment continues to see new work proposals, but not at the same level as seen prior to COVID-19. The Engineering segment’s general response to the effects of COVID-19 is to continue to focus on maximizing gross margin by focusing on utilization of billable consultants and maximizing the efficiency of its SGA expense. The Engineering segment and the Company, as a whole, is focused on reducing its SGA expense in the short-term while not harming the Company in the long-term. The Company plans to refine its strategy for responding to COVID-19 as the situation develops.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended March 28, 2020 Compared to Thirteen Week Period Ended March 30, 2019 (Continued)

Segment Discussion (Continued)
Specialty Health Care

Specialty Health Care revenue of $22.2 million for the thirteen week period ended March 28, 2020 decreased 8.2%, or $2.0 million, as compared to the comparable prior year period.  The decrease was primarily driven by school closures related to COVID-19 (see below), and a decrease of $0.7 million from the Health Information Management (“HIM”) practice.  HIM revenue declined due to a significant project cancellation. The Specialty Health Care segment’s gross profit decreased by 22.2%, or $1.3 million, to $4.4 million for the thirteen week period ended March 28, 2020, as compared to $5.6 million for the prior year period. The decrease in gross profit was primarily driven by a decrease in revenue and a decrease in gross profit margin. Gross profit margin for the thirteen week period ended March 28, 2020 decreased to 19.8% as compared to 23.3% for the comparable prior year period. The Company primarily attributes the decrease in gross profit margin to one-time increases in wages paid to hourly workers abruptly terminated due to the sudden and unexpected school closures (see below). Specialty Health Care experienced an operating loss of $0.1 million for the thirteen week period ended March 28, 2020, as compared to operating income of $1.1 million for the comparable prior year period. The primary reason for the decrease in operating income was the decrease to revenue, gross profit, and gross profit margin, primarily resulting from sudden school closures (see below).  SGA expense decreased by $0.1 million to $4.4 million, as compared to $4.5 million in the comparable prior year period. The decrease in SGA expense was primarily due to the decrease in variable SGA expense related to gross profit and a lower allocation of corporate-generated SGA expense.

COVID-19 Impact to Specialty Health Care Segment

It is difficult to assess both the current and future impact from COVID-19 to the Specialty Health Care segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic, especially as it may impact schools where many of our personnel work. While the Company has worked to transition a portion of its Specialty Health Care workforce to work from home, this has been a difficult task. The Specialty Health Care segment has a small number of billable professionals performing services from home, in particular, telehealth services and HIM services. HIM services have typically been delivered by professionals working from home. The Specialty Health Care segment’s telehealth services is primarily a new service offering. The majority of the Specialty Health Care segment’s services are now delivered at health care facilities. The Company believes that demand for much of its non-school services is very high as a result of COVID-19. However, health care professionals, such as nurses and doctors, are scarce and difficult to recruit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended March 28, 2020 Compared to Thirteen Week Period Ended March 30, 2019 (Continued)

Segment Discussion (Continued)
The Specialty Health Care Segment has historically derived much of its revenue from school systems. Many school systems nationwide, including most of the Company’s school clients, have closed down with no certain day when they will reopen.  The Specialty Health Care Segment generated approximately $17.4 million in revenue from schools for the thirteen weeks ended March 28, 2020, as compared to approximately $18.0 million for the comparable prior year period. It is difficult to estimate the exact impact of the sudden school closures during the thirteen week period ended March 28, 2020. Based on trends prior to these closures, the Company estimates that it lost revenue of approximately $3.0 million and gross profit of approximately $1.1 million during the period.  As a point of comparison, the Specialty Health Care Segment generated the following approximate revenue from its school clients for the thirteen week periods ended June 29, 2019, September 28, 2019 and December 28, 2019: $17.8 million, $10.4 million and $19.4 million, respectively. The Specialty Health Care Segment does not expect to generate significant revenue from its school clients until schools open nationwide. The Specialty Health Care's largest school clients are the New York City Department of Education, the Hawaii Department of Education, and the Chicago Public School System. The Hawaii Department of Education typically opens in early August each year. The New York City Board of Education and the Chicago Public School System typically open in early September each year. The Company currently believes these school systems will open on time for the calendar 2020/2021 school years but can give no assurance they will open on time. There are numerous factors that could influence when they open again.

The Specialty Health Care segment continues to see new work proposals related to non-school related revenue streams. The Specialty Health Care segment’s general response to the effects of COVID-19 is to continue to focus on maximizing gross margin by focusing on utilization of billable personnel and maximizing the efficiency of its SGA expense. The Specialty Health Care segment has made significant reductions to its SGA cost structure. The Specialty Health Care segment and the Company, as a whole, are focused on reducing SGA expense in the short-term while not harming the Company in the long-term. The Company plans to refine its strategy for responding to COVID-19 as the situation develops.

Information Technology

Information Technology revenue of $8.7 million for the thirteen week period ended March 28, 2020 increased 3.6%, or $0.3 million, as compared to $8.4 million for the comparable prior year period. The primary contributor to the increase was the Company’s HCM Solutions group. The Company attributes the increase to investments in management and sales personnel. Gross profit of $2.5 million for the thirteen week period ended March 28, 2020 increased 14.6%, or $0.3 million, as compared to $2.2 million for the comparable prior year period. The increase in gross profit was primarily due to the increase in revenue.  The Information Technology gross profit margin for the thirteen week period ended March 28, 2020 was 28.8% as compared to 26.1% for the comparable prior year period.  The Company attributes the gross margin increase to higher utilization of the Information Technology’s fixed labor consultants and a concerted effort to increase gross profit margin. SGA expense increased by $0.3 million to $2.4 million. The increase in SGA expense was primarily due to increased investments in management and sales personnel and a higher allocation of corporate-generated SGA expense. The Information Technology segment experienced a $0.1 million increase to operating income, due to the increase in gross profit, offset partially by the increase in SGA expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended March 28, 2020 Compared to Thirteen Week Period Ended March 30, 2019 (Continued)

Segment Discussion (Continued)
COVID-19 Impact to Information Technology Segment

It is difficult to assess both the current and future impact from COVID-19 to the Information Technology segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic. The Company has transitioned most of its Information Technology workforce to work from home. While this has constituted a significant effort, particularly from a technology standpoint, the Company believes that this effort has been completed relatively effectively. The Company also believes that its Information Technology clients have been generally supportive of these efforts and believes further that it has not lost any significant, previously awarded work. However, the Information Technology segment has so far seen limited new work proposals since the start of the COVID-19 pandemic and the Company is unable to predict when demand will return to previous levels. The Information Technology segment’s general response to the effects of COVID-19 is to continue to focus on maximizing gross margin by focusing on utilization of billable consultants and maximizing the efficiency of its SGA expense. The Information Technology segment and the Company, as a whole, are focused on reducing SGA expense in the short-term while not harming the Company in the long-term. The Information Technology segment is also focused on certain services and sectors that it perceives to have higher demand as a result of the impact of COVID-19. The Company plans to refine its strategy for responding to COVID-19 as the situation develops.

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Thirteen Week Periods Ended
	March 28, 2020	March 30, 2019
Cash (used in) provided by:
Operating activities	$929	($5,555)
Investing activities	($35)	($102)
Financing activities	($1,934)	$6,883

Operating Activities

Operating activities provided $0.9 million of cash for the thirteen week period ended March 28, 2020 as compared to using $5.5 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the thirteen week period ended March 28, 2020 and the comparable prior year period are as follows: net loss or income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

For the thirteen week period ended March 28, 2020, the Company experienced a net loss of $5.9 million as compared to net income of $1.5 million for the comparable prior year period.  A decrease in accounts receivables in the thirteen week period ended March 28, 2020, exclusive of the impact of the arbitration resolution, provided $1.0 million of cash as compared to using $6.3 million in the comparable prior year period. The Company primarily attributes this decrease in accounts receivables for the thirteen week period ended March 28, 2020 to the decrease in revenue for the thirteen week period ended March 28, 2020 as compared to the thirteen week period ended December 28, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

The Company’s transit accounts payable usually exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.6 million as of March 28, 2020 and a net receivable of $0.3 million as of December 28, 2019, generating $0.9 million of cash during the thirteen week period ended March 28, 2020.  The net of transit accounts payable and transit accounts receivable was a negligible net receivable as of March 30, 2019 and December 29, 2018, respectively, so the cash impact during the thirteen week period ended March 30, 2019 was also negligible.

Prepaid expenses and other current assets provided cash of $0.2 million for the thirteen week period ended March 28, 2020 as compared to providing $0.1 million of cash for the comparable prior year period.  The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business.

A decrease in accounts payable and accrued expenses used negligible cash for the thirteen week period ended March 28, 2020 as compared to $0.8 million of cash for the comparable prior year period.  The Company attributes these changes to general timing of payments to vendors in the normal course of business.

Changes in accrued payroll and related costs used $1.3 million for the thirteen week period ended March 28, 2020 as compared to $0.9 million for the thirteen week period March 30, 2019.  There are three primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; and 3) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.  The Company’s last major payroll for the thirteen week period ended March 28, 2020 was paid on March 27, 2020.

Investing Activities

Investing activities used negligible cash for the thirteen week period ended March 28, 2020 and $0.1 million for the thirteen week period March 30, 2019.  Investing activities for both periods presented were primarily related to expenditures for property and equipment.

Financing Activities

Financing activities used $1.9 million of cash for the thirteen week period ended March 28, 2020 as compared to providing $6.8 million in the comparable prior year period.  The Company made net payments under its line of credit of $2.0 million during the thirteen week period ended March 28, 2020 as compared to net borrowings of $6.9 million in the comparable prior year period.  The primary reason for net payments during the thirteen week period ended March 28, 2020 was the decrease of $1.0 million in accounts receivable before considering the reduction in accounts receivable relating to the arbitration decision.  The Company generated cash of $0.1 million and $0.2 million from sales of shares from its equity plans for the current period and the comparable prior year period, respectively.  The Company did not pay contingent consideration during the thirteen week period ended March 28, 2020 and paid $0.2 million during the thirteen week period ended March 30, 2019.

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

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the thirteen week period ended March 28, 2020 was 3.7%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  As of March 28, 2020, the Company was in compliance with all covenants contained in the Revolving Credit Facility, except its financial covenant for the ratio of debt to EBITDA (earnings before interest, depreciation and amortization). The Company obtained an express waiver from Citizens Bank as of March 28, 2020. Beginning with the fiscal quarter ending June 27, 2020 and continuing for the foreseeable future thereafter, the Company believes that it may not be in compliance with its debt to EBITDA covenant. While the Company believes that Citizens Bank will provide future waivers or make changes to its current agreement so that compliance with the current debt to EBDITA covenant is no longer applicable, the Company can give no assurance that this will occur.

Borrowings under the line of credit as of March 28, 2020 and December 28, 2019 were $32.8 million and $34.8 million, respectively.  At March 28, 2020 and December 28, 2019 there were letters of credit outstanding for $1.7 million and $1.6 million, respectively.  At March 28, 2020, the Company had availability for additional borrowings under the Revolving Credit Facility of $10.5 million.

Impact to Line of Credit from COVID-19

The Company is negatively impacted by COVID-19.  While COVID-19 is expected to negatively impact revenue, gross profit, and operating income for an undetermined period of time, the Company nevertheless does expect to generate positive cash flow over a short-term period. The Company expects to experience a significant reduction in its accounts receivable. Executive management is focused on reducing its debt at this time. The Company, as a whole, is focused on maximizing the utilization of its billable personnel and reducing its SGA expense in the short-term while not harming the Company in the long-term. The Company plans to refine its strategy for responding to COVID-19 as the situation develops. The Company believes that its current line of credit is adequate to provide the necessary liquidity while COVID-19 impacts its operations.  However, the Company believes that it may not be in compliance with the debt to EBITDA covenant in the line of credit for the foreseeable future, and therefore can give no assurance that the line of credit will be available to the Company. While the Company anticipates significantly reducing the borrowings under its line of credit over the next two quarters, the Company can give no assurance that it will be able to do so.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Current Liquidity and Revolving Credit Facility

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, and meet the other general cash needs of our business. Our liquidity is impacted by general economic, financial, competitive, and other factors beyond our control. Our liquidity requirements consist primarily of funds necessary to pay our expenses, principally labor-costs, and other related expenditures. We generally satisfy our liquidity needs through cash provided by operations and, when necessary, our revolving line of credit from Citizens Bank. The Company expects to have positive cash flow over at least the next two quarters and has a great deal of flexibility to reduce its costs if it becomes necessary. The Company believes that it can satisfy its liquidity needs for at least the next twelve months.

The Company’s liquidity and capital resources as of March 28, 2020, included accounts receivable and total current asset balances of $50.8 million and $57.2 million, respectively. Current liabilities, including the revolving line of credit, were $50.6 million as of March 28, 2020, and were exceeded by total current assets by $6.7 million. Cash and accounts receivables, excluding prepaid assets, of $53.3 million also exceeded total current liabilities by $2.7 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations.  As of March 28, 2020, the Company was in compliance with all covenants contained in the Revolving Credit Facility, except its financial covenant for the ratio of debt to EBITDA (earnings before interest, depreciation, and amortization). The Company obtained an express waiver from Citizens Bank as of March 28, 2020. Historically, the Company has experienced numerous quarters whereby it was not in compliance with its debt to EBITDA covenant, and Citizens Bank has provided waivers or other amendments. Beginning with the fiscal quarter ending June 27, 2020, and continuing for the foreseeable future thereafter, the Company believes that it may not be in compliance with its debt to EBITDA covenant. While the Company believes that Citizens Bank will provide future waivers or make changes to its current agreement so that compliance with the current debt to EBDITA covenant is no longer applicable, the Company can give no assurance that this will occur.

In the event of future noncompliance with the Company’s revolving line of credit, Citizens Bank could demand different terms or repayment. While the Company believes any adverse decision by Citizens Bank is unlikely, the Company believes that it has several viable refinance options. These options include, but are not limited to, agreeing to different terms with Citizens Bank or another bank, under an unsecured or securitized (“asset-based”) loan. The Company believes that its accounts receivable and total current asset balances of $50.8 million and $57.2 million as of March 28, 2020, respectively, are sufficient to provide the Company many different financing options. The Company believes that banks often focus their credit decisions on the ratio of total current assets to total current liabilities, not including any borrowings. The Company’s total current assets of $57.2 million, including accounts receivable of $50.8 million, exceeds its total current liabilities, not including its revolving line of credit, of $17.8 million by $39.5 million. As a result, the Company believes that it is an attractive candidate for both unsecured or asset-based loans. Numerous frontline banks often approach the Company for different types of financing options.

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

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer did not pay the balance of accounts receivable the Company believes were owed for certain disputed projects.  As of December 28, 2019, the total amount of recorded receivables from this customer on these disputed projects was $14.1 million.  Additionally, as part of the arbitration process, the customer asserted counter-claims of $10.3 million. The arbitrator rendered a decision in this dispute in April 2020, awarding the Company $7.4 million. The counter-claims asserted against the Company of $10.3 million were denied in their entirety. For the thirteen week period ended March 28, 2020, the Company recorded a charge of $8.0 million, including $6.7 million constituting the portion of the accounts receivable relating to the disputed projects that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.4 million in professional fees related to the dispute and arbitration, and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2020	$1,856	$240
2021	1,831	169
2022	1,360	22
2023	905	-
2024	188	-
Thereafter	-	-

Total lease payments	6,140	431
Less: imputed interest	(368)	(7)
Total	$5,772	$424

As of March 28, 2020, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018 the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at March 28, 2020 as follows:

Fiscal Year Ending	Total
January 2, 2021 (after March 28, 2020)	$344
January 1, 2022	1,438
December 31, 2022	1,312
Estimated future contingent consideration payments	$3,094

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after March 28, 2020 are capped at a cumulative maximum of $6.3 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of March 28, 2020.  During the thirteen week period ended March 28, 2020, the Company measured the intangibles acquired at fair value on a non-recurring basis.  Contingent consideration related to acquisitions are recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of March 28, 2020, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company’s variable-rate line of credit balances during the thirteen week period ended March 28, 2020, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.4 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

As management prepares and executes a virtual financial close process, for the first time, there could be related implications on the internal controls performed specifically in conjunction with the preparation, review, and filing of this report. There is a risk that moving to a virtual environment in response to COVID-19 could result in certain controls (e.g., financial closing and reporting controls) being overridden or performed less frequently, or that management could be designing and implementing new controls in response to new risks. In addition, in instances where relevant controls fail, and there are no compensating controls in place, there may be fewer opportunities to timely identify or remediate control deficiencies.  There were otherwise no changes in the Company’s internal control over financial reporting during the quarter ended March 28, 2020, that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See discussion of Contingencies in Note 16 to the Consolidated Financial Statements included in Item 1 of this report.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s business, see the risk factors discussed under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2020.  The risk factor set forth below is in addition to the risk factors discussed therein

An epidemic or pandemic, including the ongoing COVID-19 pandemic, and the initiatives to reduce its transmission could adversely affect the Company’s business and financial position.

Our business could be adversely impacted by the effects of epidemic outbreaks such as the novel coronavirus (COVID-19) that has been declared a pandemic by the World Health Organization. As COVID-19 continues to spread globally, including significant impacts in the United States, we are taking a variety of measures to protect the health and safety of our employees and, especially in the healthcare segment, deploying our resources, including the talents of our employees, to help the communities we serve meet and overcome the current challenges.  However, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as closures of businesses and manufacturing facilities, the promotion of social distancing, the adoption of working from home by companies and institutions, and travel restrictions could continue to adversely affect demand for our services and to present challenges to us in delivering these services.  The extent to which this coronavirus impacts operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of this coronavirus and the actions to contain the coronavirus or treat its impact, among others. These impacts on our business could have an adverse effect on our liquidity position and access to capital, including our ability to access our line of credit.  The Company believes that it may not to be in compliance with the debt to EBITDA covenant in the line of credit for the foreseeable future, and therefore can give no assurance that the line of credit will be available to us.

These factors, in addition to delays in payment (from clients and/or clients in bankruptcy, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services (including the impact of potential tariffs and COVID-19) could not be passed on to our client.

In addition, we believe that to improve our financial performance we must continue to obtain service agreements with new clients, retain and provide new services to existing clients, achieve modest price increases on current service agreements with existing clients and/or maintain internal cost reduction strategies at our various operational levels. Furthermore, we believe that our ability to sustain the internal development of managerial personnel is an important factor impacting future operating results and the successful execution of our projected growth strategies.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION

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

RCM Technologies, Inc.
Date: May 12, 2020	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: May 12, 2020	By: /s/ Kevin D. Miller
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: May 12, 2020	/s/ Bradley S. Vizi Bradley S. Vizi Executive Chairman and President

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: May 12, 2020	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Bradley S. Vizi, Executive Chairman and President of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended March 28, 2020 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date:  May 12, 2020

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended March 28, 2020 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  May 12, 2020