Form 10-Q
period 2020-06-27
RCM TECHNOLOGIES, INC.
filed 2020-08-11
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

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

Common Stock, $0.05 par value, 11,463,655 shares outstanding as of August 11, 2020.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statement. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing service to the healthcare industry; the impact of and future effects of the COVlD-19 pandemic or other potential pandemics; having a significant portion of our consolidated revenues contributed by a concentrated group of customer during the twenty-six week period ended June 27, 2020; credit and collection risks; our claim experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing, the healthcare industry, our workforce and the services that we provide, including state and local regulations pertaining to the taxability of our services and other labor-related matters such a minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and Part II, Item 1A “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 27, 2020 and December 28, 2019
(In thousands, except share and per share amounts)

	June 27,	December 28,
	2020	2019
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,632	$1,847
Accounts receivable, net	39,519	59,760
Transit accounts receivable	159	4,906
Prepaid expenses and other current assets	2,336	4,144
Total current assets	43,646	70,657

Property and equipment, net	2,357	2,717

Other assets:
Deposits	169	209
Deferred tax asset, net, domestic	2,438	-
Goodwill	16,354	16,354
Operating right of use asset	4,958	5,820
Intangible assets, net	256	416
Total other assets	24,175	22,799

Total assets	$70,178	$96,173

Current liabilities:
Accounts payable and accrued expenses	$8,742	$6,220
Transit accounts payable	709	4,552
Accrued payroll and related costs	8,641	7,713
Finance lease payable	302	315
Income taxes payable	261	130
Operating right of use liability	1,997	2,134
Liability for contingent consideration from acquisitions	500	344
Total current liabilities	21,152	21,408

Deferred tax liability, foreign	369	382
Deferred tax liability, net, domestic	-	395
Finance lease payable	41	189
Liability for contingent consideration from acquisitions	2,286	2,714
Operating right of use liability	3,199	3,921
Note payable	2,230	-
Borrowings under line of credit	17,363	34,761
Total liabilities	46,640	63,770

Commitments and contingencies (note 16)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
16,010,694 shares issued and 11,329,383 shares outstanding at June 27, 2020 and 15,826,891 shares issued and 13,003,719 shares outstanding at December 28, 2019	800	791
Additional paid-in capital	108,819	108,452
Accumulated other comprehensive loss	(2,822)	(2,748)
Accumulated deficit	(66,042)	(59,105)
Treasury stock (4,681,311) shares at June 27, 2020 and
(2,823,172) at December 28, 2019 at cost	(17,217)	(14,987)
Stockholders’ equity	23,538	32,403

Total liabilities and stockholders’ equity	$70,178	$96,173

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Thirteen and Twenty-Six Week Periods Ended June 27, 2020 and June 29, 2019
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Revenue	$32,652	$50,705	$77,685	$102,300
Cost of services	24,149	37,902	58,339	76,980
Gross profit	8,503	12,803	19,346	25,320

Operating costs and expenses
Selling, general and administrative	8,994	10,202	19,231	20,667
Depreciation and amortization of property and equipment	246	325	501	640
Amortization of acquired intangible assets	80	83	160	165
Write-off of receivables and professional fees incurred related to arbitration	350	-	8,397	-
Operating costs and expenses	9,670	10,610	28,289	21,472

Operating (loss) income	(1,167)	2,193	(8,943)	3,848

Other expense (income)
Interest expense and other, net	184	458	524	887
Imputed interest on contingent consideration	36	48	72	96
Loss (gain) on foreign currency transactions	13	(23)	46	(34)
Other expense, net	233	483	642	949

(Loss) income before income taxes	(1,400)	1,710	(9,585)	2,899
Income tax (benefit) expense	(408)	459	(2,648)	185

Net (loss) income	($992)	$1,251	($6,937)	$2,714

Basic and diluted net (loss) earnings per share	($0.08)	$0.10	($0.54)	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME Twenty-Six Week Periods Ended June 27, 2020 and June 29, 2019 (Unaudited) (In thousands)

	June 27, 2020	June 29, 2019

Net (loss) income	($6,937)	$2,714
Other comprehensive (loss) income	(74)	23
Comprehensive (loss) income	($7,011)	$2,737

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Twenty-Six Week Periods Ended June 27, 2020 and June 29, 2019
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 28, 2019	15,826,891	$791	$108,452	($2,748)	($59,105)	2,823,172	($14,987)	$32,403
Issuance of stock under employee stock purchase plan	57,251	3	137	-	-	-	-	140
Translation adjustment	-	-	-	(131)	-	-	-	(131)
Share-based compensation expense	-	-	69	-	-	-	-	69
Issuance of equity awards	60,000	3	(3)	-	-	-	-	-
Net loss	-	-	-	-	(5,945)	-	-	(5,945)

Balance, March 28, 2020	15,944,142	$797	$108,655	($2,879)	($65,050)	2,823,172	($14,987)	$26,536
Translation adjustment	-	-	-	57	-	-	-	57
Share-based compensation expense	-	-	167	-	-	-	-	167
Issuance of equity awards	66,552	3	(3)	-	-	-	-	-
Common stock repurchase	-	-	-	-	-	1,858,139	(2,230)	(2,230)
Net loss	-	-	-	-	(992)	-	-	(992)

Balance, June 27, 2020	16,010,694	$800	$108,819	($2,822)	($66,042)	4,681,311	($17,217)	$23,538

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 29, 2018	15,578,345	$778	$107,326	($2,755)	($63,163)	2,823,172	($14,987)	$27,199
Issuance of stock under employee stock purchase plan	59,451	3	162	-	-	-	-	165
Translation adjustment	-	-	-	11	-	-	-	11
Share-based compensation expense	-	-	241	-	-	-	-	241
Issuance of stock upon vesting of restricted stock units	57,148	3	(3)	-	-	-	-	-
Net income	-	-	-	-	1,463	-	-	1,463

Balance, March 30, 2019	15,694,944	$784	$107,726	($2,744)	(61,700)	2,823,172	($14,987)	$29,079
Translation adjustment	-	-	-	12	-	-	-	12
Share-based compensation expense	-	-	207	-	-	-	-	207
Issuance of stock upon vesting of restricted stock units	25,000	1	(1)	-	-	-	-	-
Net income	-	-	-	-	1,251	-	-	1,251

Balance, June 29, 2019	15,719,944	$785	$107,932	($2,732)	($60,449)	2,823,172	($14,987)	$30,549

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Twenty-Six Week Periods Ended June 27, 2020 and June 29, 2019 (Unaudited) (In thousands)

	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net (loss) income	($6,937)	$2,714

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	661	805
Imputed interest on contingent consideration	72	96
Share-based compensation expense	236	448
Provision for losses on accounts receivable	7,855	72
Deferred income tax (benefit) expense	(2,847)	73
Changes in assets and liabilities:
Accounts receivable	12,227	(5,911)
Prepaid expenses and other current assets	1,786	658
Net of transit accounts receivable and payable	907	962
Accounts payable and accrued expenses	2,739	(1,465)
Accrued payroll and related costs	950	(1,217)
Right of use assets and liabilities	3	259
Income taxes payable	131	29
Total adjustments	24,720	(5,191)
Net cash provided by (used in) operating activities	17,783	(2,477)

Cash flows from investing activities:
Property and equipment acquired	(151)	(238)
Decrease in deposits	40	-
Net cash used in investing activities	(111)	(238)

Cash flows from financing activities:
Borrowings under line of credit	33,266	52,231
Repayments under line of credit	(50,664)	(48,828)
Issuance of stock for employee stock purchase plan	140	165
Changes in finance lease obligations	(161)	146
Contingent consideration paid	(345)	(574)
Net cash (used in) provided by financing activities	(17,764)	3,140
Effect of exchange rate changes on cash and cash equivalents	(123)	(39)
(Decrease) increase in cash and cash equivalents	(215)	386
Cash and cash equivalents at beginning of period	1,847	482

Cash and cash equivalents at end of period	$1,632	$868

Supplemental cash flow information:
Cash paid for:
Interest	$741	$828
Income taxes	$59	$92

Non-cash financing activities:
Vesting of restricted stock units	$256	$300
Note payable for purchase of treasury stock	$2,230	-

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

Results for the thirteen and twenty-six week periods ended June 27, 2020 are not necessarily indicative of results that may be expected for the full year.

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

The Company’s liquidity and capital resources as of June 27, 2020, included accounts receivable and total current asset balances of $39.5 million and $43.6 million, respectively. Current liabilities were $21.2 million as of June 27, 2020 and were exceeded by total current assets by $22.5 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation (Continued)

Current Liquidity and Revolving Credit Facility (Continued)

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations.  As of June 27, 2020, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility.  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

The following table presents our revenue disaggregated by revenue source for the thirteen and twenty-six week periods ended June 27, 2020 and June 29, 2019:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Engineering:
Time and Material	$10,784	$13,528	$23,611	$27,371
Fixed Fee	3,189	5,098	4,503	10,267
Permanent Placement Services	65	(43)	87	-
Total Engineering	$14,038	$18,583	$28,201	$37,638

Specialty Health Care:
Time and Material	10,601	$23,140	$32,654	$47,046
Permanent Placement Services	83	230	227	494
Total Specialty Health Care	$10,684	$23,370	$32,881	$47,540

Information Technology:
Time and Material	$7,779	$8,641	$16,336	$16,950
Permanent Placement Services	151	111	267	172
Total Information Technology	$7,930	$8,752	$16,603	$17,122
	$32,652	$50,705	$77,685	$102,300

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

Deferred revenue was $0.3 million and $0.4 million at June 27, 2020 and December 28, 2019, respectively and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at those dates.  Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet.  For the twenty-six week periods ended June 27, 2020 and June 29, 2019, respectively, the Company recognized revenue of $0.4 million and $0.1 million that was included in deferred revenue at the beginning of each respective reporting period.  For the thirteen week periods ended June 27, 2020 and June 29, 2019, the Company did not recognize any revenue that was included in deferred revenue at the beginning of each respective reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised as follows:

	June 27, 2020	December 28, 2019
Billed	$22,578	$29,214
Accrued and unbilled	7,825	13,824
Work-in-progress	3,460	4,352
Accounts receivable subject to arbitration	7,387	14,095
Allowance for sales discounts and doubtful accounts	(1,731)	(1,725)

Accounts receivable, net	$39,519	$59,760

Unbilled receivables primarily represent revenue earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-progress primarily represents revenue earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $0.2 million and related transit accounts payable was $0.7 million, for a net payable of $0.5 million, as of June 27, 2020.  The transit accounts receivable was $4.9 million and related transit accounts payable was $4.6 million, for a net receivable of $0.3 million, as of December 28, 2019.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer did not pay the balance of accounts receivable the Company believes were owed for certain disputed projects.  As of December 28, 2019, the total amount of recorded receivables from this customer on these disputed projects was $14.1 million.  Additionally, as part of the arbitration process, the customer asserted counter-claims of $10.3 million. The arbitrator rendered a decision in this dispute in April 2020, awarding the Company $7.4 million. The counter-claims asserted against the Company of $10.3 million were denied in their entirety. For the twenty-six week period ended June 27, 2020, the Company recorded a charge of $8.4 million, including $6.7 million constituting the portion of the accounts receivable relating to the disputed projects that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.8 million in professional fees related to the dispute and arbitration, and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.

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

Property and equipment are comprised of the following:

	June 27, 2020	December 28, 2019
Computers and systems	$4,629	$5,628
Equipment and furniture	266	319
Leasehold improvements	226	308
	5,121	6,255

Less: accumulated depreciation and amortization	2,764	3,538

Property and equipment, net	$2,357	$2,717

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $1,284 and $1,620 during the twenty-six week periods ended June 27, 2020 and June 29, 2019, respectively.  Depreciation and amortization expense of property and equipment for the twenty-six week periods ended June 27, 2020 and June 29, 2019 was $501 and $640, respectively.  Depreciation and amortization of property and equipment for the thirteen week periods ended June 27, 2020 and June 29, 2019 was $246 and $325, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future and if they do make acquisitions gives no assurance that such acquisitions will be successful.

Future Contingent Payments
As of June 27, 2020, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at June 27, 2020 as follows:

Fiscal Year Ending	Total
January 2, 2021 (after June 27, 2020)	$ -
January 1, 2022	500
December 31, 2022	2,286
Estimated future contingent consideration payments	$2,786

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions (Continued)

Future Contingent Payments (Continued)

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after June 27, 2020 are capped at a cumulative maximum of $6.3 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of June 27, 2020.  During the twenty-six week period ended June 27, 2020, the Company measured contingent consideration at fair value on a non-recurring basis.  Contingent consideration related to acquisitions are recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

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

The Company paid $0.3 million of contingent consideration during the twenty-six week period ended June 27, 2020 and paid $0.6 million during the twenty-six week period ended June 29, 2019.

7.	Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  During the twenty-six week period ended June 27, 2020, the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic.  While COVID-19 has negatively impacted the Company, and the Company expects this negative impact to continue at least through the balance of fiscal 2020, the Company did not conclude in such review that this negative impact is permanent.  The Company has determined that no other indicators of impairment of goodwill existed during the twenty-six week periods ended June 27, 2020 and June 29, 2019.  As such, no impairment loss on the Company’s goodwill during the twenty-six week period ended June 27, 2020 was recorded as a result of such review.

The carrying amount of goodwill as of June 27, 2020 and December 28, 2019 is as follows:

Engineering	Specialty Health Care	Information Technology	Total
$11,918	$2,398	$2,038	$16,354

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

8.	Intangible Assets

The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When the Company determines that it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value.  Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.  The Company’s intangible assets consist of customer relationships and non-compete agreements.  During the twenty-six week period ended June 27, 2020, the Company reviewed the carrying value of its intangible assets due to the events and circumstances surrounding the COVID-19 pandemic.  While COVID-19 has negatively impacted the Company, and the Company expects this negative impact to continue at least through the balance of fiscal 2020, the Company does not believe at this time that this negative impact is permanent. As such, no impairment loss on the Company’s intangible assets during the twenty-six week period ended June 27, 2020 was recorded as a result of such review.

All of the Company’s intangible assets are associated with the Engineering segment.  Intangible assets other than goodwill are amortized over their useful lives.  Intangible assets are carried at cost, less accumulated amortization.

	June 27, 2020	December 28, 2019
Restricted covenants	$20	$28
Customer relationships	236	388

Total intangible assets	$256	$416

Amortization expense of intangible assets for the twenty-six week periods ended June 27, 2020 and June 29, 2019 was $160 and $165, respectively.  Amortization expense of intangible assets for the thirteen week periods ended June 27, 2020 and June 29, 2019 was $80 and $83, respectively.

9.	Line of Credit

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on October 18, 2019.  As amended and restated, the Revolving Credit Facility provides for a $45.0 million revolving credit facility, has no sub-limit for letters of credit, and expires on August 8, 2023.

On June 2, 2020, the Company executed an amendment to its Revolving Credit Facility. The amendment (i) modifies certain aspects of the financial covenants under the Loan Agreement, including the definition of “Consolidated Total Funded Debt to Consolidated EBITDA Ratio” and the required compliance levels for such ratio, (ii) authorizes the stock purchase transaction completed on the same day (see footnote 12), and (iii) modifies the interest rate provisions to include customary LIBOR replacement protocols.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the twenty-six week periods ended June 27, 2020 and June 29, 2019 were 3.1% and 4.7%, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.	Line of Credit (Continued)

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  As of June 27, 2020, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended). The June 2, 2020 amendment, among other things, modified certain aspects of the financial covenants under the Revolving Credit Facility, including the definitions relating to the financial covenant and the required compliance levels for such ratio.  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of June 27, 2020 and December 28, 2019 were $17.4 million and $34.8 million, respectively.  At June 27, 2020 and December 28, 2019 there were letters of credit outstanding for $1.7 million and $1.6 million, respectively.  At June 27, 2020, the Company had availability for additional borrowings under the Revolving Credit Facility of $25.9 million.

Impact to Line of Credit from COVID-19

The Company is negatively impacted by COVID-19 as more fully described in Footnote 19 as well as the Segment Discussion, and Liquidity and Capital Resources sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company believes that its current line of credit is adequate to provide the necessary liquidity while COVID-19 impacts its operations.  While the Company does expect to be in compliance with its financial covenants in the line of credit for the foreseeable future, the Company can give no assurance that the line of credit will be available to the Company.

10.	Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings per share for the thirteen and twenty-six week periods ended June 27, 2020 and June 29, 2019 was determined as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Basic weighted average shares outstanding	12,621,593	12,880,179	12,866,571	12,868,356
Dilutive effect of outstanding restricted share units	21,466	57,932	27,009	50,727
Weighted average dilutive shares outstanding	12,643,059	12,938,111	12,893,580	12,919,083

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data (Continued)

For all periods presented, there were no anti-dilutive shares not included in the calculation of common stock equivalents as there were no stock options outstanding.

Unissued shares of common stock were reserved for the following purposes:

	June 27, 2020	December 28, 2019
Time-based restricted stock units outstanding	281,725	151,725
Performance-based restricted stock units outstanding	160,000	240,000
Future grants of options or shares	91,744	268,326
Shares reserved for employee stock purchase plan	210,626	267,877

Total	744,095	927,928

11.	Share-Based Compensation

At June 27, 2020, the Company had two share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company expenses performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense for the thirteen week periods ended June 27, 2020, and June 29, 2019 was $167 and $207, respectively. Share-based compensation expense for the twenty-six week periods ended June 27, 2020, and June 29, 2019 was $236 and $448, respectively.  Neither of the twenty-six week periods ended June 27, 2020 and June 29, 2019 includes expense associated with performance-based restricted stock units.  For the twenty-six week period ended June 27, 2020, 40,000 performance-based restricted stock units vested, for which the expense was recognized in fiscal 2019.  As of June 27, 2020, all performance-based restricted stock units outstanding were deemed as unlikely to vest.

As of June 27, 2020, the Company had $0.5 million of total unrecognized compensation cost related to all time-based non-vested share-based awards and performance-based restricted stock units outstanding and deemed as likely to vest. The Company expects to recognize this expense over approximately two years.  These amounts do not include a) performance-based restricted stock units deemed unlikely to vest, b) the cost of any additional share-based awards granted in future periods or c) the impact of any potential changes in the Company’s forfeiture rate.

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

As of June 27, 2020, under the 2014 Plan, 281,725 time-based and 160,000 performance-based restricted share units were outstanding and 91,744 shares were available for awards thereunder.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued on December 30, 2019 (the first business day following the previous offering period) was 57,251.  As of June 27, 2020, there were 210,626 shares available for issuance under the Purchase Plan.

Time-Based Restricted Stock Units

From time-to-time the Company issues time-based restricted stock units.  These time-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s restricted stock unit fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  As of June 27, 2020, there was $25 in accrued dividends.  Dividends for time-based restricted stock units that ultimately do not vest are forfeited.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

To date, the Company has issued time-based restricted stock units only under its 2007 Omnibus Equity Compensation Plan and the 2014 Plan.  The 2007 Plan has expired and there are no time-based restricted stock units outstanding thereunder.  The following summarizes the activity in the time-based restricted stock units under the 2014 Plan during the twenty-six week period ended June 27, 2020:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2019	151,725	$3.64
Granted	165,000	$2.69
Vested	(35,000)	$4.28
Forfeited or expired	-	-
Outstanding non-vested at June 27, 2020	281,725	$3.00

Based on the closing price of the Company’s common stock of $1.33 per share on June 26, 2020 (the last trading day prior to June 27, 2020), the intrinsic value of the time-based non-vested restricted stock units at June 27, 2020 was approximately $375.  As of June 27, 2020, there was approximately $495 of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock units.

Performance Based Restricted Stock Units

From time-to-time the Company issues performance-based restricted stock units to its executives.  Performance-based restricted stock units are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee. These performance-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period on any stock units that actually vest, if any.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  As of June 27, 2020, there were no accrued dividends for performance-based restricted stock units.  Dividends for performance-based restricted stock units that ultimately do not vest are forfeited.

To date, the Company has issued performance-based restricted stock units only under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during the twenty-six week period ended June 27, 2020:

	Number of Performance-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2019	240,000	$4.81
Granted	-	-
Vested	(40,000)	$4.38
Forfeited or expired	(40,000)	$4.38
Outstanding non-vested at June 27, 2020	160,000	$5.02

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Performance Based Restricted Stock Units (Continued)

As of June 27, 2020, the Company currently considers the metrics related to all 160,000 of the outstanding performance-based restricted stock units as unlikely to be achieved. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing additional compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period. If at a later measurement date the Company determines that performance-based restricted stock units deemed as likely to vest are deemed as unlikely to vest, the expense recognized will be reversed.  As of June 27, 2020, there was approximately $0.8 million of total unrecognized compensation cost related to performance-based restricted stock units deemed unlikely to vest.

12.	Treasury Stock Transactions

On June 2, 2020, the Company entered into a stock purchase agreement with certain stockholders of the Company, whereby the Company purchased an aggregate of 1,858,139 shares of the Company’s common stock for a negotiated purchase price of $1.20 per share or $2.2 million in total. The negotiated price of $1.20 per share was less than the lowest trading price of the stock on the day of the repurchase.  The consideration paid by the Company consisted entirely of an unsecured subordinated promissory note for $2.2 million. The note accrues interest at an annual rate of 9.0%, compounded annually, payable quarterly in arrears commencing on September 1, 2020 and continuing on each December 1, March 1, June 1 and September 1 thereafter, and has a maturity date of August 10, 2023. Subject to the applicable provisions of the subordination agreement among the Company, Citizens Bank and the selling stockholders, the note becomes immediately due and payable in the event of a default by the Company.

The shares repurchased on June 2, 2020 were not purchased under a stock repurchase plan.  The Company, at this time, does not have an open repurchase plan.  The Company did not repurchase any shares in the comparable prior year period.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard only applies to contracts and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.  This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The Company may elect to apply the amendments prospectively through December 31, 2022.  The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

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

Segment operating (loss) income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended June 27, 2020	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$14,038	$10,684	$7,930	$ -	$32,652
Cost of services	9,804	8,487	5,858	-	24,149
Gross profit	4,234	2,197	2,072	-	8,503
Selling, general and administrative	3,349	3,208	2,437	-	8,994
Depreciation and amortization	234	70	22	-	326
Write-off of receivables and professional fees incurred related to arbitration	350	-	-	-	350
Operating income (loss)	$301	($1,081)	($387)	$ -	($1,167)
Total assets as of June 27, 2020	$40,699	$15,570	$7,815	$6,094	$70,178
Capital expenditures	$21	$ -	$20	$75	$116

Thirteen Week Period Ended June 29, 2019	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$18,583	$23,370	$8,752	$ -	$50,705
Cost of services	13,324	18,057	6,521	-	37,902
Gross profit	5,259	5,313	2,231	-	12,803
Selling, general and administrative	3,675	4,285	2,242	-	10,202
Depreciation and amortization	302	86	20	-	408
Operating income (loss)	$1,282	$942	($31)	$ -	$2,193
Total assets as of June 29, 2019	$50,520	$28,030	$8,028	$5,521	$92,099
Capital expenditures	$25	$88	$4	$20	$137

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Twenty-Six Week Period Ended June 27, 2020	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$28,201	$32,881	$16,603	$ -	$77,685
Cost of services	20,001	26,311	12,027	-	58,339
Gross profit	8,200	6,570	4,576	-	19,346
Selling, general and administrative	6,723	7,682	4,826	-	19,231
Depreciation and amortization	472	147	42	-	661
Write-off of receivables and professional fees incurred related to arbitration	8,397	-	-	-	8,397
Operating income (loss)	($7,392)	($1,259)	($292)	$ -	($8,943)
Total assets as of June 27, 2020	$40,699	$15,570	$7,815	$6,094	$70,178
Capital expenditures	$30	$10	$35	$76	$151

Twenty-Six Week Period Ended June 29, 2019	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$37,638	$47,540	$17,122	$ -	$102,300
Cost of services	27,682	36,593	12,705	-	76,980
Gross profit	9,956	10,947	4,417	-	25,320
Selling, general and administrative	7,491	8,779	4,397	-	20,667
Depreciation and amortization	586	177	42	-	805
Operating income (loss)	$1,879	$1,991	($22)	$ -	$3,848
Total assets as of June 29, 2019	$50,520	$28,030	$8,028	$5,521	$92,099
Capital expenditures	$87	$104	$17	$30	$238

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenue reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenue by geographic area for the thirteen and twenty-six week periods ended June 27, 2020 and June 29, 2019 are as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue
U. S.	$26,989	$44,244	$66,165	$89,546
Canada	3,641	4,500	7,643	9,088
Puerto Rico	1,383	1,209	2,585	2,412
Serbia	639	752	1,292	1,254
	$32,652	$50,705	$77,685	$102,300

Total assets by geographic area as of the reported periods are as follows:

	June 27, 2020	December 28, 2019
Total assets
U. S.	$48,654	$75,724
Canada	13,941	13,770
Puerto Rico	2,135	2,066
Serbia	5,448	4,613
	$70,178	$96,173

15.	Income Taxes

The Company recognized $2.6 million of income tax benefit for the twenty-six week period ended June 27, 2020, as compared to an income tax expense of $0.2 million for the comparable prior year period.  The Company recognized a tax benefit of $0.6 million during the Company’s first fiscal quarter of 2019 due to a verbal settlement with the U.S. Internal Revenue Service regarding an uncertain tax position from a previous tax year.  The consolidated effective income tax rate for the current period was 27.6% as compared to 27.1% for the comparable prior year period.  The projected fiscal 2020 income tax rates as of June 27, 2020, were approximately 26.9%, 27.3%, and 15.3% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The comparable prior year period estimated income tax rates were 28.6%, 26.5%, and 15.0% in the United States, Canada, and Serbia, respectively.

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

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made.  Asserted claims as of June 27, 2020 are uncertain as no open claims have asserted any specific amounts.  As of June 27, 2020, the Company did not have an accrual for any such liabilities.  As described in the following paragraph, these claims were denied in their entireties as a result of the arbitration.

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer did not pay the balance of accounts receivable the Company believes were owed for certain disputed projects.  As of December 28, 2019, the total amount of recorded receivables from this customer on these disputed projects was $14.1 million.  Additionally, as part of the arbitration process, the customer asserted counter-claims of $10.3 million. The arbitrator rendered a decision in this dispute in April 2020, awarding the Company $7.4 million. The counter-claims asserted against the Company of $10.3 million were denied in their entirety. For the twenty-six week period ended June 27, 2020, the Company recorded a charge of $8.4 million, including $6.7 million constituting the portion of the accounts receivable relating to the disputed projects that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.8 million in professional fees related to the dispute and arbitration, and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.

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

17.	Leases (Continued)

The components of lease expense were as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Operating lease cost	$647	$550	$1,303	$989

Finance lease cost
Amortization of ROU assets	$77	$73	$155	$146
Interest on lease liabilities	2	2	4	3
Total finance lease cost	$79	$75	$159	$149

Supplemental Cash Flow information related to leases was as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$664	$558	$1,327	$940
Operating cash flows from finance leases	2	1	4	3
Financing cash flows from finance leases	81	72	161	144

Right of use assets obtained in exchange for lease obligations
Operating leases	$32	$775	$282	$6,983
Finance leases	-	-	-	-

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Leases (Continued)

Supplemental Balance Sheet information as of June 27, 2020 and December 28, 2019 related to leases was as follows:

	June 27, 2020	December 28, 2019
Operating leases
Operating lease right of use assets	$4,958	$5,820

Operating right of use liability - current	($1,997)	($2,134)
Operating right of use liability - non-current	(3,199)	(3,921)
Total operating lease liabilities	($5,196)	($6,055)

Finance leases
Property and equipment - (ROU assets)	$984	$985
Accumulated depreciation	(630)	(475)
Property and equipment, net	$354	$510

Finance lease liability - current	(302)	($315)
Finance lease liability - non-current	(41)	(189)
Total finance lease liabilities	($343)	($504)

Weighted average remaining lease term
Operating leases	1.64 Years	2.54 Years
Finance leases	1.39 Years	1.62 Years

Weighted average discount rate
Operating leases	4.32%	4.11%
Finance leases	1.83%	1.78%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2020	$1,198	$157
2021	1,843	169
2022	1,372	23
2023	910	-
2024	187	-
Thereafter	-	-

Total lease payments	5,510	349
Less: imputed interest	(314)	(6)
Total	$5,196	$343

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

18.  Stockholder Rights Plan

On May 22, 2020, the Board of Directors of the Company approved a stockholder rights plan (the “Rights Plan”) and declared a dividend distribution to stockholders of record as of the close of business on June 2, 2020 of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock of the Company.  Each Right entitles the holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Unit”) of a newly-authorized series of junior participating preferred stock of the Company, upon the occurrence of certain events, as more fully described below, at a purchase price of $5.60 per Unit.

In connection with the adoption of the stockholder rights plan, the Company designated 250,000 shares of the Company’s authorized shares of Preferred Stock, par value $1.00, as Series A-3 Junior Participating Preferred Shares, none of which are issued and outstanding. As provided in the Certificate of Designation filed by the Company with the Department of State of the State of Nevada, each Series A-3 Preferred Share shall entitle the holder 100 votes on all matters submitted to a vote of the stockholders of the Company, subject to adjustment for future dividends and combinations of common stock.  The holders of Series A-3 Preferred Shares and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of stockholders of the Company.  The Series A-3 Preferred Shares shall, after issuance, be entitled to receive quarterly dividends in an amount equal to the greater of $50.00 per share or an amount per share, subject to adjustment, equal to 100 times the aggregate per share amount of all non-cash dividends or other distributions other than a dividend payable in shares of common stock or a subdivision of the outstanding shares of common stock declared on the common stock since the immediately preceding quarterly dividend payment date of the Series A-3 Preferred Shares, or, with respect to the first such quarterly dividend payment date, since the first issuance of any share or fraction of a share of the Series A-3 Preferred Shares.  The Series A-3 Preferred Shares shall rank junior to all other series of the Company’s Preferred Stock as to the payment of dividends and the distribution of assets, unless the terms of any such series shall provide otherwise.  The Series A-3 Preferred Shares shall not be redeemable.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A-3 Preferred Shares shall be entitled to receive the greater of $100.00 per share, plus accrued dividends, or an amount per share, subject to adjustment, equal to 100 times the aggregate amount to be distributed per share to holders of Common Stock. In the event the Company shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such event the Series A-3 Preferred Shares shall at the same time be similarly exchanged or changed in an amount per share, subject to adjustment, equal to 100 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. These preferences are protected by customary anti-dilution provisions.

Initially, the Rights are not exercisable and are attached to each existing outstanding share of the Company’s Common Stock. The Rights will separate and become exercisable if a person or group acquires 10% or more of the Company’s Common Stock in a transaction, including the open market purchase of shares, not approved by our Board. If a person or group acquires 10%, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right’s exercise price (subject to adjustment as provided in the Rights Plan), a number of shares of the Company’s Common Stock having a then-current market value of twice the exercise price. The Rights Plan will cause substantial dilution to a person or group that attempts to acquire control of the Company on terms or in a manner not approved by our Board.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

18.  Stockholder Rights Plan (Continued)

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

The Company’s Board of Directors may redeem the Rights for $0.001 per Right at any time before an event that causes the Rights to become exercisable. The Rights will expire on May 22, 2021, unless the Rights have previously been redeemed by the Board of Directors.

The Rights Plan is not intended to interfere with any merger, tender or exchange offer or other business combination approved by our Board.  Nor does the Rights Plan prevent our Board from considering any offer that it considers to be in the best interest of its stockholders.

19.   COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to present various health, business and other challenges throughout the United States. As a result, we have temporarily closed most of our office locations, with most of our workforce working from home, and have seen a reduction in customer demand, all resulting in a negative impact on Company revenue, gross profit, and operating income. The duration and ultimate magnitude of the disruption remains uncertain. Therefore, while we experienced a negative impact during the first half of fiscal 2020, we expect this matter to negatively impact our business, results of operations, and financial position also through at least the second half of fiscal 2020 and possibly beyond, and the related financial impact cannot be reasonably estimated at this time. Please see more detailed disclosure by segment in our Segment Discussion and the impact to our consolidated financial position under Financial Activities under Liquidity and Capital Resources, all in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

COVID-19 Considerations

The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of our employees and, especially in the healthcare segment, deploying our resources, including the talents of our employees, to help the communities we serve meet and overcome the current challenges. In the future, the pandemic may continue to cause reduced demand for our services if, for example, the pandemic results in a prolonged recessionary economic environment affecting industries in which we serve; however, since certain services that we offer are essential to the daily lives of our customers, we believe that over the long term, there will continue to be demand for our services.

Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. For the twenty-six week period ended June 27, 2020, while our revenue, gross profit and operating income were negatively impacted, we maintained the consistency of our operations, to a substantial degree, during the onset of the COVID-19 pandemic. We intend to continue to adhere to our employee safety measures as we seek to ensure that any disruptions to our operations remain as limited as possible during the pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example, an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to present various health, business and other challenges throughout the United States. As a result, we have temporarily closed most of our office locations, with most of our workforce working from home, and have seen a reduction in customer demand, all resulting in a negative impact on Company revenue, gross profit and operating income. The duration and ultimate magnitude of the disruption remains uncertain. Therefore, while we experienced a negative impact during the first half of fiscal 2020, we expect this matter to negatively impact our business, results of operations, and financial position also through at least the second half of fiscal 2020 and possibly beyond, and the related financial impact cannot be reasonably estimated at this time. Please see more detailed disclosure by segment in our Segment Discussion and the impact to our consolidated financial position under Financial Activities under Liquidity and Capital Resources, all in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Thirteen Week Period Ended June 27, 2020 Compared to Thirteen Week Period Ended June 29, 2019

A summary of operating results for the thirteen week periods ended June 27, 2020 and June 29, 2019 is as follows (in thousands):

	June 27, 2020		June 29, 2019
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$32,652	100.0	$50,705	100.0
Cost of services	24,149	74.0	37,902	74.7
Gross profit	8,503	26.0	12,803	25.3

Selling, general and administrative	8,994	27.6	10,202	20.1
Depreciation and amortization of property and equipment	246	0.8	325	0.6
Amortization of acquired intangible assets	80	0.2	83	0.2
Write-off of receivables and professional fees incurred related to arbitration	350	1.0	-	-
	9,670	29.6	10,610	20.9

Operating (loss) income	(1,167)	(3.6)	2,193	4.4
Other expense, net	233	0.7	483	1.0

(Loss) income before income taxes	(1,400)	(4.3)	1,710	3.4
Income tax (benefit) expense	(408)	(1.3)	459	0.9

Net (loss) income	($992)	(3.0)	$1,251	2.5

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended June 27, 2020 and June 29, 2019 consisted of thirteen weeks each.

Revenue.  Revenue decreased 35.6%, or $18.0 million, for the thirteen week period ended June 27, 2020 as compared to the thirteen week period ended June 29, 2019 (the “comparable prior year period”).  Revenue decreased $4.5 million in the Engineering segment, $12.7 million in the Specialty Health Care segment and $0.8 million in the Information Technology segment.  See more detailed disclosure by segment in our Segment Discussion.

The Company has material operations in Canada, primarily from the Company’s Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the “Exchange Rate”). For the thirteen week period ended June 27, 2020, the Company generated total revenue from its Canadian clients of $5.0 million in U.S. dollars at an Exchange Rate of 72.1% as compared to $4.5 million in U.S. dollars at an Exchange Rate of 74.7% for the comparable prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended June 27, 2020 Compared to Thirteen Week Period Ended June 29, 2019 (Continued)

Cost of Services and Gross Profit.  Cost of services decreased 36.3%, or $13.8 million, for the thirteen week period ended June 27, 2020 as compared to the comparable prior year period. Cost of services decreased primarily due to the decrease in revenue.  Cost of services as a percentage of revenue for the thirteen week periods ended June 27, 2020 and June 29, 2019 was 74.0% and 74.7%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $9.0 million for the thirteen week period ended June 27, 2020 as compared to $10.2 million for the comparable prior year period.  As a percentage of revenue, SGA expenses were 27.6% for the thirteen week period ended June 27, 2020 and 20.1% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Write-off of receivables and professional fees incurred related to arbitration. The Company recorded an additional charge of $0.4 million during the quarter ended June 27, 2020 relating to its dispute with a customer that is a major utility in the United States.  This dispute was resolved through binding arbitration in April 2020.  The additional charge in the current quarter was for professional fees related to the arbitration proceedings.  For the thirteen week period ended June 29, 2019, there were no such charges.

Other Expense.  Other expense consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income, imputed interest on contingent consideration and gains and losses on foreign currency transactions.  Other expense, net decreased to $0.2 million as compared to $0.5 million for the comparable prior year period.  The primary component of the decrease related to interest expense, which decreased primarily due to a decreased average borrowing and a decreased borrowing rate under the Company’s line of credit.  The primary reason for the decreased average borrowing rate was to changes in macroeconomic borrowing rates.

Income Tax (Benefit) Expense.  The Company recognized $0.4 million of income tax benefit for the thirteen week period ended June 27, 2020, as compared to an income tax expense of $0.5 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 29.1% as compared to 26.8% for the comparable prior year period.  The projected fiscal 2020 income tax rates as of June 27, 2020, were approximately 26.5%, 26.5%, and 15.1% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.

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

Thirteen Week Period Ended June 27, 2020 Compared to Thirteen Week Period Ended June 29, 2019 (Continued)

Segment Discussion
Engineering
Engineering revenues of $14.0 million for the thirteen week period ended June 27, 2020 decreased 24.5%, or $4.5 million, as compared to the comparable prior year period.  The decrease was principally due to a decrease of $2.3 million from the Company’s Energy Services Group, a decrease of $1.4 million from the Company’s Aerospace Group, and a decrease of $0.9 million from the Company’s Canadian Power Systems Group.  The Company attributes these revenue declines to decreased spending on the part of several of its larger clients, a decrease in demand for power generation services, increased competition from other vendors to its Canadian Power Systems and Aerospace clients, timing of large projects from the Company’s Energy Services clients, and the impact of COVID-19. Gross profit decreased by 19.1%, or $1.0 million, as compared to the comparable prior year period. Gross profit decreased primarily because of the decrease in revenue, offset by improvement to gross margin. Gross margin of 30.2% for the current period increased from 28.3% for the comparable prior year period. The increase in gross margin was primarily due to a concerted effort to improve utilization of the Engineering segment’s billable consultants and a focus on higher-margin project work as opposed to lower-margin staffing.  The Engineering segment experienced operating income of $0.3 million for the thirteen week period ended June 27, 2020, as compared to operating income of $1.3 million for the comparable prior year period. The primary reason for the decline in operating income was the decrease in gross profit.  SGA expense decreased to $3.3 million in the current period from $3.7 million in the comparable prior year period. The decrease in SGA expense was primarily due to a concerted effort to reduce expenses to an efficient level commensurate with current revenue and gross profit.

COVID-19 Impact to Engineering Segment

It is difficult to assess both the current and future impact from COVID-19 to the Engineering segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic. The Engineering segment has seen a decline in its field services work as its personnel has limited access to client facilities. It is difficult to determine the impact on revenue from the loss in field services work. The Company believes that an undetermined amount of field services work will eventually return as a portion of that work is mission-critical to our clients. However, given the uncertainties around COVID-19, the Company can give no assurances that it will see an increase in field services revenue.

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

Thirteen Week Period Ended June 27, 2020 Compared to Thirteen Week Period Ended June 29, 2019 (Continued)

Segment Discussion (Continued)
Specialty Health Care

Specialty Health Care revenue of $10.7 million for the thirteen week period ended June 27, 2020 decreased 54.3%, or $12.7 million, as compared to the comparable prior year period.  The decrease was primarily driven by school closures related to COVID-19 (see below).  The Specialty Health Care segment’s gross profit decreased by 58.6%, or $3.1 million, to $2.2 million for the thirteen week period ended June 27, 2020, as compared to $5.3 million for the prior year period. The decrease in gross profit was primarily driven by a decrease in revenue and a decrease in gross profit margin. Gross profit margin for the thirteen week period ended June 27, 2020 decreased to 20.6% as compared to 22.7% for the comparable prior year period. The Company primarily attributes the decrease in gross profit margin to a mix shift as the Specialty Health Care’s non-school services typically generate lower gross margin than school services. Specialty Health Care experienced an operating loss of $1.1 million for the thirteen week period ended June 27, 2020, as compared to operating income of $0.9 million for the comparable prior year period. The primary reason for the decrease in operating income was the decrease to revenue, gross profit, and gross profit margin, primarily resulting from sudden school closures (see below).  SGA expense decreased by $1.1 million to $3.2 million, as compared to $4.3 million in the comparable prior year period. The decrease in SGA expense was primarily due to a concerted effort to reduce SGA expense in response to the impact of COVID-19 on school services revenue, a decrease in variable SGA expense related to gross profit, and a lower allocation of corporate-generated SGA expense.

COVID-19 Impact to Specialty Health Care Segment

It is difficult to assess both the current and future impact from COVID-19 to the Specialty Health Care segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic, especially as it may impact schools where many of our personnel work. While the Company has worked to transition a portion of its Specialty Health Care workforce to work from home, this has been a difficult task. The Specialty Health Care segment has a small number of billable professionals performing services from home, in particular, telehealth services. The Specialty Health Care segment’s telehealth services is primarily a new service offering. The majority of the Specialty Health Care segment’s services are historically delivered at schools and health care facilities. The Company believes that demand for much of its non-school services is very high as a result of COVID-19. However, health care professionals, such as nurses and doctors, are scarce and difficult to recruit.  Furthermore, the demand for non-COVID-19 related healthcare services is reduced at this time.

The Specialty Health Care Segment has historically derived much of its revenue from school systems. Many school systems nationwide, including most of the Company’s school clients, have closed down with limited information on when, and in what matter, they will reopen.  The Specialty Health Care segment generated approximately $5.7 million in revenue from schools for the thirteen weeks ended June 27, 2020, as compared to approximately $17.8 million for the comparable prior year period. It is difficult to estimate the impact of the sudden school closures on the balance of the Company’s fiscal 2020 and beyond. The Company believes that at some point in the future, its school clients will return to a normalized level of operations. However, the Company can give no assurance of when or even if this normalization will occur. As a point of comparison, the Specialty Health Care Segment generated $10.4 million and $19.4 million of revenue from its school clients for the thirteen week periods ended September 28, 2019 and December 28, 2019, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended June 27, 2020 Compared to Thirteen Week Period Ended June 29, 2019 (Continued)

Segment Discussion (Continued)
The Specialty Health Care's largest school clients are the New York City Department of Education, the Hawaii Department of Education, and the Chicago Public School System. The Hawaii Department of Education typically opens in early August each year. The New York City Board of Education and the Chicago Public School System typically open in early September each year. Each of these three school systems has announced that it will operate on a modified basis for the calendar 2020/2021 school year, with the Hawaii Department of Education and Chicago Public School System both indicating that the school year will begin on a remote basis, and the New York City Board of Education indicating that it expects to open the year on a “hybrid” basis, with some students physically attending school on a reduced basis and the remainder attending remotely. There are numerous factors that could influence further decisions of these school systems on their operations. This shift toward hybrid and remote operations will likely have a materially negative impact on revenue generated by the Specialty Healthcare segment.

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

Information Technology

Information Technology revenue of $7.9 million for the thirteen week period ended June 27, 2020 decreased 9.4%, or $0.8 million, as compared to $8.8 million for the comparable prior year period.  The Information Technology segment’s revenue declined across most of its lines of business.  The Company generally attributes the decrease to the impact of COVID-19 as its runoff of backlog has not been adequately replaced with new business. Gross profit of $2.1 million for the thirteen week period ended June 27, 2020 decreased 7.1%, or $0.1 million, as compared to $2.2 million for the comparable prior year period. The decrease in gross profit was primarily due to the decrease in revenue, partially offset by an increase in gross margin.  The Information Technology gross profit margin for the thirteen week period ended June 27, 2020 was 26.1% as compared to 25.5% for the comparable prior year period.  The Company attributes the gross margin increase to higher utilization of the Information Technology’s fixed labor consultants and a concerted effort to increase gross profit margin. SGA expense increased by $0.2 million to $2.4 million. The increase in SGA expense was primarily due to a higher allocation of corporate-generated SGA expense. The Information Technology segment experienced an operating loss of $0.4 million as compared to a negligible operating loss in the comparable prior year period.  The increase in operating loss was primarily due to the decrease in gross profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended June 27, 2020 Compared to Thirteen Week Period Ended June 29, 2019 (Continued)

Segment Discussion (Continued)
COVID-19 Impact to Information Technology Segment

It is difficult to assess both the current and future impact from COVID-19 to the Information Technology segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic. The Information Technology segment has seen a decline in its field services work as its personnel has limited access to client facilities. It is difficult to determine the impact on revenue from the loss in field services work.

The Company has transitioned most of its Information Technology workforce to work from home. While this has constituted a significant effort, particularly from a technology standpoint, the Company believes that this effort has been completed relatively effectively. The Company also believes that its Information Technology clients have been generally supportive of these efforts and believes further that it has not lost any significant, previously awarded work. The Information Technology segment continues to see new work proposals, but not at the same level as seen prior to COVID-19. The Information Technology segment’s general response to the effects of COVID-19 is to continue to focus on maximizing gross margin by focusing on utilization of billable consultants and maximizing the efficiency of its SGA expense. The Information Technology segment and the Company, as a whole, is focused on reducing its SGA expense in the short-term while not harming the Company in the long-term. The Company plans to refine its strategy for responding to COVID-19 as the situation develops.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 27, 2020 Compared to Twenty-Six Week Period Ended June 29, 2019

A summary of operating results for the twenty-six week periods ended June 27, 2020 and June 29, 2019 is as follows (in thousands):

	June 27, 2020		June 29, 2019
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$77,685	100.0	$102,300	100.0
Cost of services	58,339	75.1	76,980	75.2
Gross profit	19,346	24.9	25,320	24.8

Selling, general and administrative	19,231	24.8	20,667	20.2
Depreciation and amortization of property and equipment	501	0.6	640	0.6
Amortization of acquired intangible assets	160	0.2	165	0.2
Write-off of receivables and professional fees incurred related to arbitration	8,397	10.8	-	-
	28,289	36.4	21,472	21.0

Operating (loss) income	(8,943)	(11.5)	3,848	3.8
Other expense, net	(642)	0.8	(949)	1.0

(Loss) income before income taxes	(9,585)	(12.3)	2,899	2.8
Income tax (benefit) expense	(2,648)	(3.4)	185	0.2

Net (loss) income	($6,937)	(8.9)	$2,714	2.6

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended June 27, 2020 and June 29, 2019 consisted of twenty-six weeks each.

Revenue.  Revenue decreased 24.1%, or $24.6 million, for the twenty-six week period ended June 27, 2020 as compared to the twenty-six week period ended June 29, 2019 (the “comparable prior year period”).  Revenue decreased $9.4 million in the Engineering segment, $14.7 million in the Specialty Health Care segment and $0.5 million in the Information Technology segment.  See more detailed disclosure by segment in our Segment Discussion.

The Company has material operations in Canada, primarily from the Company’s Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its consolidated results in U.S. dollars the consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the “Exchange Rate”). For the twenty-six week period ended June 27, 2020, the Company generated total revenue from its Canadian clients of $10.4 million in U.S. dollars at an Exchange Rate of 73.4% as compared to $9.1 million in U.S. dollars at an Exchange Rate of 74.9% for the comparable prior year period.

Cost of Services and Gross Profit.  Cost of services decreased 24.2%, or $18.6 million, for the twenty-six week period ended June 27, 2020 as compared to the comparable prior year period. Cost of services decreased primarily due to the decrease in revenue.  Cost of services as a percentage of revenue for the twenty-six week periods ended June 27, 2020 and June 29, 2019 was 75.1% and 75.2%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 27, 2020 Compared to Twenty-Six Week Period Ended June 29, 2019 (Continued)

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $19.2 million for the twenty-six week period ended June 27, 2020 as compared to $20.7 million for the comparable prior year period.  As a percentage of revenue, SGA expenses were 24.8% for the twenty-six week period ended June 27, 2020 and 20.2% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Write-off of receivables and professional fees incurred related to arbitration. The Company recorded a charge of $8.4 million during the twenty-six week period ended June 27, 2020 relating to its dispute with a customer that is a major utility in the United States.  This dispute was resolved through binding arbitration April 2020.  The charge consisted of $6.7 million for the portion of accounts receivable previously recognized by the Company that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.8 million in professional fees related to the dispute and arbitration and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.  For the twenty-six week period ended June 29, 2019, there were no such impairment charges.

Other Expense.  Other expense consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income, imputed interest on contingent consideration and gains and losses on foreign currency transactions.  Other expense, net decreased to $0.6 million as compared to $0.9 million for the comparable prior year period.  The primary component of the decrease related to interest expense, which decreased primarily due to a decreased average borrowing and a decreased borrowing rate under the Company’s line of credit.  The primary reason for the decreased average borrowing rate was to changes in macroeconomic borrowing rates.

Income Tax (Benefit) Expense.  The Company recognized $2.6 million of income tax benefit for the twenty-six week period ended June 27, 2020, as compared to an income tax expense of $0.2 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 27.6% as compared to 27.1% for the comparable prior year period.  The projected fiscal 2020 income tax rates as of June 27, 2020, were approximately 26.9%, 27.3%, and 15.3% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.

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

Twenty-Six Week Period Ended June 27, 2020 Compared to Twenty-Six Week Period Ended June 29, 2019 (Continued)

Segment Discussion
Engineering
Engineering revenues of $28.2 million for the twenty-six week period ended June 27, 2020 decreased 25.1%, or $9.4 million, as compared to the comparable prior year period.  The decrease was principally due to a decrease of $5.8 million from the Company’s Energy Services Group, a decrease of $2.3 million from the Company’s Aerospace Group, and a decrease of $1.3 million from the Company’s Canadian Power Systems Group.  The Company attributes these revenue declines to decreased spending on the part of several of its larger clients, a decrease in demand for power generation services, increased competition from other vendors to its Canadian Power Systems and Aerospace clients, timing of large projects from the Company’s Energy Services clients, and the impact of COVID-19. Gross profit decreased by 17.6%, or $1.8 million, as compared to the comparable prior year period. Gross profit decreased primarily because of the decrease in revenue, offset by improvement to gross margin. Gross margin of 29.1% for the current period increased from 26.5% for the comparable prior year period. The increase in gross margin was primarily due to a concerted effort to improve utilization of the Engineering segment’s billable consultants and a focus on higher-margin project work as opposed to lower-margin staffing.  The Engineering segment experienced an operating loss of $7.4 million for the twenty-six week period ended June 27, 2020, as compared to operating income of $1.9 million for the comparable prior year period. The primary reason for the operating loss in the current period was the $8.4 million write-off of receivables and professional fees incurred related to arbitration, offset by a decrease of $0.8 million to SGA expense. The decrease in SGA expense was primarily due to a concerted effort to reduce expenses to an efficient level commensurate with current revenue and gross profit.

COVID-19 Impact to Engineering Segment

It is difficult to assess both the current and future impact from COVID-19 to the Engineering segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic. The Engineering segment has seen a decline in its field services work as its personnel has limited access to client facilities. It is difficult to determine the impact on revenue from the loss in field services work. The Company believes that an undetermined amount of field services work will eventually return as a portion of that work is mission-critical to our clients. However, given the uncertainties around COVID-19, the Company can give no assurances that it will see an increase in field services revenue.

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

Twenty-Six Week Period Ended June 27, 2020 Compared to Twenty-Six Week Period Ended June 29, 2019 (Continued)

Segment Discussion (Continued)
Specialty Health Care

Specialty Health Care revenue of $32.9 million for the twenty-six week period ended June 27, 2020 decreased 30.8%, or $14.7 million, as compared to the comparable prior year period.  The decrease in revenue was primarily driven by school closures related to COVID-19 (see below). The Specialty Health Care segment’s gross profit decreased by 40.0%, or $4.4 million, to $6.6 million for the twenty-six week period ended June 27, 2020, as compared to $10.9 million for the prior year period. The decrease in gross profit was primarily driven by a decrease in revenue and a decrease in gross profit margin. Gross profit margin for the twenty-six week period ended June 27, 2020 decreased to 20.0% as compared to 23.0% for the comparable prior year period. The Company primarily attributes the decrease in gross profit margin to a mix shift as the Specialty Health Care’s non-school services typically generate lower gross margin than school services. Specialty Health Care experienced an operating loss of $1.3 million for the twenty-six week period ended June 27, 2020, as compared to operating income of $2.0 million for the comparable prior year period. The primary reason for the decrease in operating income was the decrease to revenue, gross profit, and gross profit margin, primarily resulting from sudden school closures (see below).  SGA expense decreased by $1.1 million to $7.7 million, as compared to $8.8 million in the comparable prior year period. The decrease in SGA expense was primarily due to a concerted effort to reduce SGA expense in response to the impact of COVID-19 on school services revenue, a decrease in variable SGA expense related to gross profit, and a lower allocation of corporate-generated SGA expense.

COVID-19 Impact to Specialty Health Care Segment

It is difficult to assess both the current and future impact from COVID-19 to the Specialty Health Care segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic, especially as it may impact schools where many of our personnel work. While the Company has worked to transition a portion of its Specialty Health Care workforce to work from home, this has been a difficult task. The Specialty Health Care segment has a small number of billable professionals performing services from home, in particular, telehealth services. The Specialty Health Care segment’s telehealth services is primarily a new service offering. The majority of the Specialty Health Care segment’s services are historically delivered at schools and health care facilities. The Company believes that demand for much of its non-school services is very high as a result of COVID-19. However, health care professionals, such as nurses and doctors, are scarce and difficult to recruit.  Furthermore, the demand for non-COVID-19 related healthcare services is reduced at this time.

The Specialty Health Care Segment has historically derived much of its revenue from school systems. Many school systems nationwide, including most of the Company’s school clients, have closed down with limited informaion on when, and in what manner, they will reopen.  The Specialty Health Care segment generated approximately $23.2 million in revenue from schools for the twenty-six weeks ended June 27, 2020, as compared to approximately $35.8 million for the comparable prior year period. It is difficult to estimate the impact of the sudden school closures on the balance of the Company’s fiscal 2020 and beyond. The Company believes that at some point in the future, its school clients will return to a normalized level of operations. However, the Company can give no assurance of when or even if this normalization will occur. As a point of comparison, the Specialty Health Care Segment generated $10.4 million and $19.4 million of revenue from its school clients for the thirteen week periods ended September 28, 2019 and December 28, 2019, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 27, 2020 Compared to Twenty-Six Week Period Ended June 29, 2019 (Continued)

Segment Discussion (Continued)
The Specialty Health Care's largest school clients are the New York City Department of Education, the Hawaii Department of Education, and the Chicago Public School System. The Hawaii Department of Education typically opens in early August each year. The New York City Board of Education and the Chicago Public School System typically open in early September each year. Each of these three school systems has announced that it will operate on a modified basis for the calendar 2020/2021 school year, with the Hawaii Department of Education and Chicago Public School System both indicating that the school year will begin on a remote basis, and the New York City Board of Education indicating that it expects to open the year on a “hybrid” basis, with some students physically attending school on a reduced basis and the remainder attending remotely. There are numerous factors that could influence further decisions of these school systems on their operations. This shift toward hybrid and remote operations will likely have a materially negative impact on revenue generated by the Specialty Healthcare segment.

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

Information Technology

Information Technology revenue of $16.6 million for the twenty-six week period ended June 27, 2020 decreased 3.0%, or $0.5 million, as compared to $17.1 million for the comparable prior year period. The Information Technology segment’s revenue declined across most of its lines of business. The Company generally attributes the decrease to the impact of COVID-19 as its runoff of backlog has not been adequately replaced with new business. Gross profit of $4.6 million for the twenty-six week period ended June 27, 2020 increased 3.6%, or $0.2 million, as compared to $4.4 million for the comparable prior year period. The increase in gross profit was primarily due to an increase in gross margin.  The Information Technology gross profit margin for the twenty-six week period ended June 27, 2020 was 27.6% as compared to 25.8% for the comparable prior year period.  The Company attributes the gross margin increase to higher utilization of the Information Technology’s fixed labor consultants and a concerted effort to increase gross profit margin. SGA expense increased by $0.4 million to $4.8 million. The increase in SGA expense was primarily due to increased investments in management and sales personnel and a higher allocation of corporate-generated SGA expense. The Information Technology segment experienced an operating loss of $0.3 million as compared to a negligible operating loss in the comparable prior year period.  The increase in operating loss was primarily due to the increase in SGA expense.

It is difficult to assess both the current and future impact from COVID-19 to the Information Technology segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic. The Information Technology segment has seen a decline in its field services work as its personnel has limited access to client facilities. It is difficult to determine the impact on revenue from the loss in field services work.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended June 27, 2020 Compared to Twenty-Six Week Period Ended June 29, 2019 (Continued)

Segment Discussion (Continued)
COVID-19 Impact to Information Technology Segment

The Company has transitioned most of its Information Technology workforce to work from home. While this has constituted a significant effort, particularly from a technology standpoint, the Company believes that this effort has been completed relatively effectively. The Company also believes that its Information Technology clients have been generally supportive of these efforts and believes further that it has not lost any significant, previously awarded work. The Information Technology segment continues to see new work proposals, but not at the same level as seen prior to COVID-19. The Information Technology segment’s general response to the effects of COVID-19 is to continue to focus on maximizing gross margin by focusing on utilization of billable consultants and maximizing the efficiency of its SGA expense. The Information Technology segment and the Company, as a whole, is focused on reducing its SGA expense in the short-term while not harming the Company in the long-term. The Company plans to refine its strategy for responding to COVID-19 as the situation develops.

 Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows (in thousands):

	Twenty-Six Week Periods Ended
	June 27, 2020	June 29, 2019
Cash (used in) provided by:
Operating activities	$17,783	($2,477)
Investing activities	($111)	($238)
Financing activities	($17,764)	$3,140

Operating Activities

Operating activities provided $17.8 million of cash for the twenty-six week period ended June 27, 2020 as compared to using $2.5 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the twenty-six week period ended June 27, 2020 and the comparable prior year period are as follows: net loss or income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

For the twenty-six week period ended June 27, 2020, the Company experienced a net loss of $6.9 million as compared to net income of $2.7 million for the comparable prior year period.  A decrease in accounts receivables in the twenty-six week period ended June 27, 2020, exclusive of the impact of the arbitration resolution, provided $12.2 million of cash as compared to using $5.9 million in the comparable prior year period. The Company primarily attributes this decrease in accounts receivables for the twenty-six week period ended June 27, 2020 to the decrease in revenue for the twenty-six week period ended June 27, 2020 as compared to the twenty-six week period ended December 28, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

The Company’s transit accounts payable usually exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.5 million as of June 27, 2020 and a net receivable of $0.4 million as of December 28, 2019, generating $0.9 million of cash during the twenty-six week period ended June 27, 2020.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.9 million as of June 29, 2019 and negligible as of December 29, 2018, generating $0.9 million of cash during the twenty-six week period ended June 29, 2019.

Prepaid expenses and other current assets provided cash of $1.8 million for the twenty-six week period ended June 27, 2020 as compared to $0.7 million of cash for the comparable prior year period.  The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business.

An increase in accounts payable and accrued expenses provided cash of $2.7 million for the twenty-six week period ended June 27, 2020 as compared to using $1.5 million of cash for the comparable prior year period.  The Company attributes these changes to a deliberate effort to defer payments for cash flow purposes and general timing of payments to vendors in the normal course of business.

Changes in accrued payroll and related costs provided $1.0 million for the twenty-six week period ended June 27, 2020 as compared to using $1.2 million for the twenty-six week period June 29, 2019.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has twenty-six weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.  The Company’s last major payroll for the twenty-six week period ended June 27, 2020 was paid on June 19, 2020. Unique to fiscal 2020 and the primary reason for the increase in accrued payroll and related costs, as of June 27, 2020, the Company also deferred $1.0 million of employer payroll taxes under the CARES Act. These deferred payroll taxes must be paid in two equal installments at the end of calendar years 2021 and 2022.

Investing Activities

Investing activities used $0.1 million of cash for the twenty-six week period ended June 27, 2020 and $0.2 million for the twenty-six week period June 29, 2019.  Investing activities for both periods presented were primarily related to expenditures for property and equipment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities

Financing activities used $17.8 million of cash for the twenty-six week period ended June 27, 2020 as compared to providing $3.1 million in the comparable prior year period.  The Company made net payments under its line of credit of $17.4 million during the twenty-six week period ended June 27, 2020 as compared to net borrowings of $3.4 million in the comparable prior year period.  The primary reasons for net payments during the twenty-six week period ended June 27, 2020 was the decrease of $12.2 million in accounts receivable before considering the impairment reduction in accounts receivable relating to the arbitration decision and the $3.7 million in cash provided by the increase to accounts payable and accrued expenses.  The Company generated cash of $0.1 million and $0.2 million from sales of shares from its equity plans for the current period and the comparable prior year period, respectively.  The Company paid $0.3 million of contingent consideration during the twenty-six week period ended June 27, 2020 and paid $0.6 million during the twenty-six week period ended June 29, 2019.

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on October 18, 2019.  As amended and restated, the Revolving Credit Facility provides for a $45.0 million revolving credit facility, has no sub-limit for letters of credit, and expires on August 8, 2023.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the twenty-six week period ended June 27, 2020 was 3.1%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  As of June 27, 2020, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended). The June 2, 2020 amendment, among other things, modified certain aspects of the financial covenants under the Revolving Credit Facility, including the definitions relating to the financial covenant and the required compliance levels for such ratio.  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of June 27, 2020 and December 28, 2019 were $17.4 million and $34.8 million, respectively.  At June 27, 2020 and December 28, 2019 there were letters of credit outstanding for $1.7 million and $1.6 million, respectively.  At June 27, 2020, the Company had availability for additional borrowings under the Revolving Credit Facility of $25.9 million.

On June 2, 2020, the Company entered into a stock purchase agreement with certain stockholders of the Company, whereby the Company purchased an aggregate of 1,858,139 shares of the Company’s common stock for a negotiated purchase price of $1.20 per share or $2.2 million in total.  The negotiated price of $1.20 per share was less than the lowest trading price of the stock on the day of the repurchase.  The consideration paid by the Company consisted entirely of an unsecured subordinated promissory note for $2.2 million. The note accrues interest at an annual rate of 9.0%, compounded annually, payable quarterly in arrears commencing on September 1, 2020 and continuing on each December 1, March 1, June 1 and September 1 thereafter, and has a maturity date of August 10, 2023. Subject to the applicable provisions of the subordination agreement among the Company, Citizens Bank and the selling stockholders, the note becomes immediately due and payable in the event of a default by the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Impact to Line of Credit from COVID-19

The Company is negatively impacted by COVID-19.  While COVID-19 is expected to negatively impact revenue, gross profit, and operating income for an undetermined period of time, the Company nevertheless does expect to generate positive cash flow over a short-term period. The Company expects to experience a significant reduction in its accounts receivable. Executive management is focused on reducing its debt at this time. The Company, as a whole, is focused on maximizing the utilization of its billable personnel and reducing its SGA expense in the short-term while not harming the Company in the long-term. The Company plans to refine its strategy for responding to COVID-19 as the situation develops. The Company believes that its current line of credit is adequate to provide the necessary liquidity while COVID-19 impacts its operations.  The Company believes that it will be in compliance with the financial covenants in the line of credit for the foreseeable future.

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

The Company’s liquidity and capital resources as of June 27, 2020, included accounts receivable and total current asset balances of $39.5 million and $43.6 million, respectively. Current liabilities were $21.2 million as of June 27, 2020 and were exceeded by total current assets by $22.5 million. Cash and accounts receivables, excluding prepaid assets, of $41.3 million also exceeded total current liabilities by $20.2 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations.  As of June 27, 2020, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility.  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

Liquidity and Capital Resources (Continued)

Commitments and Contingencies (Continued)

The Company has a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer did not pay the balance of accounts receivable the Company believes were owed for certain disputed projects.  As of December 28, 2019, the total amount of recorded receivables from this customer on these disputed projects was $14.1 million.  Additionally, as part of the arbitration process, the customer asserted counter-claims of $10.3 million. The arbitrator rendered a decision in this dispute in April 2020, awarding the Company $7.4 million. The counter-claims asserted against the Company of $10.3 million were denied in their entirety. For the twenty-six week period ended June 27, 2020, the Company recorded a charge of $8.4 million, including $6.7 million constituting the portion of the accounts receivable relating to the disputed projects that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.8 million in professional fees related to the dispute and arbitration, and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2020	$1,198	$157
2021	1,843	169
2022	1,372	23
2023	910	-
2024	187	-
Thereafter	-	-

Total lease payments	5,510	349
Less: imputed interest	(314)	(6)
Total	$5,196	$343

As of June 27, 2020, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018 the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at June 27, 2020 as follows:

Fiscal Year Ending	Total
January 2, 2021 (after June 27, 2020)	$ -
January 1, 2022	500
December 31, 2022	2,286
Estimated future contingent consideration payments	$2,786

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after June 27, 2020 are capped at a cumulative maximum of $6.3 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of June 27, 2020.  During the twenty-six week period ended June 27, 2020, the Company measured the intangibles acquired at fair value on a non-recurring basis.  Contingent consideration related to acquisitions are recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of June 27, 2020, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company’s variable-rate line of credit balances during the twenty-six week period ended June 27, 2020, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.3 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

As management prepares and executes a virtual financial close process, for the first time, there could be related implications on the internal controls performed specifically in conjunction with the preparation, review, and filing of this report. There is a risk that moving to a virtual environment in response to COVID-19 could result in certain controls (e.g., financial closing and reporting controls) being overridden or performed less frequently, or that management could be designing and implementing new controls in response to new risks. In addition, in instances where relevant controls fail, and there are no compensating controls in place, there may be fewer opportunities to timely identify or remediate control deficiencies.  There were otherwise no changes in the Company’s internal control over financial reporting during the quarter ended June 27, 2020, that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See discussion of Contingencies in Note 16 to the Consolidated Financial Statements included in Item 1 of this report.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s business, see the risk factors discussed under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.  The risk factor set forth below is in addition to the risk factors discussed therein

An epidemic or pandemic, including the ongoing COVID-19 pandemic, and the initiatives to reduce its transmission have adversely affected the Company’s business and financial position, and are expected to continue to do so.

Our business has been, and we expect that it will continue to be, adversely impacted by the effects of epidemic outbreaks such as the novel coronavirus (COVID-19) that has been declared a pandemic by the World Health Organization. As COVID-19 continues to present various health, business and other challenges globally, including significant impacts in the United States, we are taking a variety of measures to protect the health and safety of our employees and, especially in the healthcare segment, deploying our resources, including the talents of our employees, to help the communities we serve meet and overcome the current challenges.  However, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as closures of schools, businesses and manufacturing facilities, the promotion of social distancing, the adoption of working from home by companies and institutions, and travel restrictions could continue to adversely affect demand for our services and to present challenges to us in delivering these services.  The extent to which this coronavirus impacts operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of this coronavirus and the actions to contain the coronavirus or treat its impact, among others. These impacts on our business could have an adverse effect on our liquidity position and access to capital, including our ability to access our line of credit.  The Company can give no assurance that the line of credit will be available in the future.

These factors, in addition to delays in payment (from clients and/or clients in bankruptcy), have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services (including the impact of potential tariffs and COVID-19) could not be passed on to our client.

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

3.1
Certificate of Designation of Series A-3 Junior Participating Preferred Stock of RCM Technologies, Inc.; incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020 (the “May 2020 8-K”).

4.1
Rights Agreement, dated as of May 22, 2020, by and between RCM Technologies, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent; incorporated by reference to Exhibit 4.1 to the May 2020 8-K.

10.1
Stock Purchase Agreement, dated as of June 2, 2020, by and among RCM Technologies, Inc., the other Purchasers named therein and the Selling Stockholders named therein; incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2020 (the “June 2020 8-K”).

10.2	9.00% Subordinated Note, dated as of June 2, 2020, made by RCM Technologies, Inc. in favor of IRS Partners No. 19, L.P.; incorporated by reference to Exhibit 10.2 to the June 2020 8-K.

10.3
Subordination Agreement, dated as of June 2, 2020, by and among RCM Technologies, Inc., the subsidiaries of RCM Technologies, Inc. listed on the signature pages thereto, IRS Partners No. 19, L.P. and Citizens Bank, N.A.; incorporated by reference to Exhibit 10.3 to the June 2020 8-K.

10.4
Amendment No. 2 to Third Amended and Restated Loan Agreement, dated as of June 2, 2020, by and among RCM Technologies, Inc., all of the subsidiaries of RCM Technologies, Inc. and Citizens Bank, N.A., a national banking association (as successor by merger to Citizens Bank of Pennsylvania), in its capacities as lender and as administrative agent and arranger; incorporated by reference to Exhibit 10.4 to the June 2020 8-K.

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

ITEM 6.	EXHIBITS (CONTINUED)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Documents

101.DEF*	XBRL Taxonomy Definition Linkbase Document

__________

* Filed herewith
** Furnished herewith

RCM TECHNOLOGIES, INC. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCM Technologies, Inc.
Date: August 11, 2020	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: August 11, 2020	By: /s/ Kevin D. Miller
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: August 11, 2020	/s/ Bradley S. Vizi Bradley S. Vizi Executive Chairman and President

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: August 11, 2020	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Bradley S. Vizi, Executive Chairman and President of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended June 27, 2020 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date:  August 11, 2020

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended June 27, 2020 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  August 11, 2020