Form 10-Q
period 2020-09-26
RCM TECHNOLOGIES, INC.
filed 2020-11-10
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

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

Common Stock, $0.05 par value, 11,463,655 shares outstanding as of November 10, 2020.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 26, 2020 (Unaudited) and December 28, 2019	4

	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Week Periods Ended September 26, 2020 and September 28, 2019	5

	Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the Thirty-Nine Week Periods Ended September 26, 2020 and September 28, 2019	6

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Thirty-Nine Week Periods Ended September 26, 2020 and September 28, 2019	8

	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Week Periods Ended September 26, 2020 and September 28, 2019	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	54

Item 5.	Other Information	54

Item 6.	Exhibits	54

Signatures		55

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statement. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing service to the healthcare industry; the impact of and future effects of the COVlD-19 pandemic or other potential pandemics; having a significant portion of our condensed consolidated revenues contributed by a concentrated group of customer during the thirty-nine week period ended September 26, 2020; credit and collection risks; our claim experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing, the healthcare industry, our workforce and the services that we provide, including state and local regulations pertaining to the taxability of our services and other labor-related matters such a minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and Part II, Item 1A “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 26, 2020 and December 28, 2019
(In thousands, except share and per share amounts)

	September 26,	December 28,
	2020	2019
	(Unaudited)
Current assets:
Cash and cash equivalents	$757	$1,847
Accounts receivable, net	32,986	59,760
Transit accounts receivable	198	4,906
Prepaid expenses and other current assets	2,180	4,144
Total current assets	36,121	70,657

Property and equipment, net	2,359	2,717

Other assets:
Deposits	169	209
Deferred tax asset, net, domestic	2,688	-
Goodwill	16,354	16,354
Operating right of use asset	4,686	5,820
Intangible assets, net	176	416
Total other assets	24,073	22,799

Total assets	$62,553	$96,173

Current liabilities:
Accounts payable and accrued expenses	$7,478	$6,220
Transit accounts payable	901	4,552
Accrued payroll and related costs	8,532	7,713
Finance lease payable	311	315
Income taxes payable	224	130
Operating right of use liability	1,984	2,134
Liability for contingent consideration from acquisitions	500	344
Total current liabilities	19,930	21,408

Deferred tax liability, foreign	379	382
Deferred tax liability, net, domestic	-	395
Finance lease payable	115	189
Liability for contingent consideration from acquisitions	2,322	2,714
Operating right of use liability, net of current position	2,922	3,921
Borrowings under line of credit	13,258	34,761
Total liabilities	38,926	63,770

Commitments and contingencies (note 16)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
16,144,966 shares issued and 11,463,655 shares outstanding at September 26, 2020 and 15,826,891 shares issued and 13,003,719 shares outstanding at December 28, 2019	807	791
Additional paid-in capital	109,027	108,452
Accumulated other comprehensive loss	(2,704)	(2,748)
Accumulated deficit	(66,286)	(59,105)
Treasury stock (4,681,311) shares at September 26, 2020 and
(2,823,172) at December 28, 2019 at cost	(17,217)	(14,987)
Stockholders’ equity	23,627	32,403

Total liabilities and stockholders’ equity	$62,553	$96,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Thirteen and Thirty-Nine Week Periods Ended September 26, 2020 and September 28, 2019
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Revenue	$31,561	$40,250	$109,246	$142,550
Cost of services	22,741	29,635	81,080	106,615
Gross profit	8,820	10,615	28,166	35,935

Operating costs and expenses
Selling, general and administrative	8,606	9,498	27,837	30,165
Depreciation and amortization of property and equipment	292	304	793	944
Amortization of acquired intangible assets	80	82	240	247
Write-off of receivables and professional fees Incurred related to arbitration	-	-	8,397	-
Operating costs and expenses	8,978	9,884	37,267	31,356

Operating (loss) income	(158)	731	(9,101)	4,579

Other expense (income)
Interest expense and other, net	126	390	650	1,276
Imputed interest on contingent consideration	36	(56)	108	40
Loss (gain) on foreign currency transactions	91	(8)	137	(41)
Other expense, net	253	326	895	1,275

(Loss) income before income taxes	(411)	405	(9,996)	3,304
Income tax (benefit) expense	(167)	70	(2,815)	255

Net (loss) income	($244)	$335	($7,181)	$3,049

Basic and diluted net (loss) earnings per share	($0.02)	$0.03	($0.58)	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Thirty-Nine Week Periods Ended September 26, 2020 and September 28, 2019
(Unaudited)
(In thousands)

	September 26, 2020	September 28, 2019

Net (loss) income	($7,181)	$3,049
Other comprehensive (loss) income	44	(2)
Comprehensive (loss) income	($7,137)	$3,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Thirty-Nine Week Period Ended September 26, 2020
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 28, 2019	15,826,891	$791	$108,452	($2,748)	($59,105)	2,823,172	($14,987)	$32,403
Issuance of stock under employee stock purchase plan	57,251	3	137	-	-	-	-	140
Translation adjustment	-	-	-	(131)	-	-	-	(131)
Share-based compensation expense	-	-	69	-	-	-	-	69
Issuance of equity awards	60,000	3	(3)	-	-	-	-	-
Net loss	-	-	-	-	(5,945)	-	-	(5,945)

Balance, March 28, 2020	15,944,142	$797	$108,655	($2,879)	($65,050)	2,823,172	($14,987)	$26,536
Translation adjustment	-	-	-	57	-	-	-	57
Share-based compensation expense	-	-	167	-	-	-	-	167
Issuance of equity awards	66,552	3	(3)	-	-	-	-	-
Common stock repurchase	-	-	-	-	-	1,858,139	(2,230)	(2,230)
Net loss	-	-	-	-	(992)	-	-	(992)

Balance, June 27, 2020	16,010,694	$800	$108,819	($2,822)	($66,042)	4,681,311	($17,217)	$23,538
Issuance of stock under employee stock purchase plan	60,732	3	65	-	-	-	-	68
Translation adjustment	-	-	-	118	-	-	-	118
Share-based compensation expense	-	-	147	-	-	-	-	147
Issuance of equity awards	73,540	4	(4)	-	-	-	-	-
Net income	-	-	-	-	(244)	-	-	(244)

Balance, September 26, 2020	16,144,966	$807	$109,027	($2,704)	($66,286)	4,681,311	($17,217)	$23,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Thirty-Nine Week Period Ended September 28, 2019
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

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Thirty-Nine Week Periods Ended September 26, 2020 and September 28, 2019 (Unaudited) (In thousands)

	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net (loss) income	($7,181)	$3,049

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,033	1,191
Imputed interest on contingent consideration	108	40
Share-based compensation expense	383	472
Provision for losses on accounts receivable	7,855	125
Deferred income tax (benefit) expense	(3,086)	108
Changes in assets and liabilities:
Accounts receivable	18,891	(5,184)
Prepaid expenses and other current assets	2,270	483
Net of transit accounts receivable and payable	1,056	923
Accounts payable and accrued expenses	1,508	(3,366)
Accrued payroll and related costs	825	(1,986)
Right of use assets and liabilities	(16)	245
Income taxes payable	94	30
Total adjustments	30,921	(6,919)
Net cash provided by (used in) operating activities	23,740	(3,870)

Cash flows from investing activities:
Property and equipment acquired	(400)	(301)
Decrease in deposits	40	5
Net cash used in investing activities	(360)	(296)

Cash flows from financing activities:
Borrowings under line of credit	51,366	72,201
Repayments under line of credit	(72,869)	(68,006)
Issuance of stock for employee stock purchase plan	208	321
Changes in finance lease obligations	(321)	218
Contingent consideration paid	(345)	(574)
Payment of note payable for treasury stock	(2,230)	-
Net cash (used in) provided by financing activities	(24,191)	4,160
Effect of exchange rate changes on cash and cash equivalents	(279)	(83)
(Decrease) increase in cash and cash equivalents	(1,090)	(89)
Cash and cash equivalents at beginning of period	1,847	482

Cash and cash equivalents at end of period	$757	$393

Supplemental cash flow information:
Cash paid for:
Interest	$922	$1,266
Income taxes	$191	$116

Non-cash financing activities:
Equity awards issued	$364	$300
Dividends forfeited on unvested restricted share units	$ -	($12)
Software purchase under finance lease	$258	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto for the year ended December 28, 2019 included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen and thirty-nine week periods ended September 26, 2020 are not necessarily indicative of results that may be expected for the full year.

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

The Company’s liquidity and capital resources as of September 26, 2020, included accounts receivable and total current asset balances of $33.0 million and $36.1 million, respectively. Current liabilities were $19.9 million as of September 26, 2020, $16.2 million less than total current assets.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation (Continued)

Current Liquidity and Revolving Credit Facility (Continued)

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations.  As of September 26, 2020, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility.  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

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

The following table presents our revenue disaggregated by revenue source for the thirteen and thirty-nine week periods ended September 26, 2020 and September 28, 2019:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Engineering:
Time and Material	$10,369	$13,938	$33,980	$41,309
Fixed Fee	4,660	1,202	9,163	11,469
Permanent Placement Services	58	-	145	-
Total Engineering	$15,087	$15,140	$43,288	$52,778

Specialty Health Care:
Time and Material	$8,844	$16,272	$41,498	$63,318
Permanent Placement Services	171	493	398	987
Total Specialty Health Care	$9,015	$16,765	$41,896	$64,305

Information Technology:
Time and Material	$7,347	$8,134	$23,683	$25,084
Permanent Placement Services	112	211	379	383
Total Information Technology	$7,459	$8,345	$24,062	$25,467
	$31,561	$40,250	$109,246	$142,550

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.    Revenue Recognition (Continued)

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

Fixed fee
From time to time and predominantly in our Engineering segment, the Company will enter into contracts requiring the completion of specific deliverables.  The Company has master services agreements with many of its customers that broadly define terms and conditions. Actual services performed under fixed fee arrangements are typically delivered under purchase orders that more specifically define terms and conditions related to that fixed fee project. While these master services agreements can often span several years, the Company’s fixed fee purchase orders are typically performed over six to nine month periods.  In instances where project services are provided on a fixed-price basis, revenue is recorded in accordance with the terms of each contract.  In certain instances, revenue is invoiced at the time certain milestones are reached, as defined in the contract.  Revenue under these arrangements are recognized as the costs on these contracts are incurred.  On an infrequent basis, amounts paid in excess of revenue earned and recognized are recorded as deferred revenue, included in accounts payable and accrued expenses on the accompanying condensed balance sheets.  In other instances, revenue is billed and recorded based upon contractual rates per hour.  Additionally, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenue and billings to specified maximum amounts.  Provisions for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a specific deliverable and the work is not complete and the revenue is not recognized, the costs incurred are deferred as a prepaid asset.  The associated costs are expensed when the related revenue is recognized.

Permanent Placement Services
The Company earns permanent placement fees from providing permanent placement services.  These fees are typically based on a percentage of the compensation paid to the person placed with the Company’s client.

There was no deferred revenue as of September 26, 2020.  Deferred revenue was $0.4 million as of December 28, 2019 and was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet at that date.  Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet.  For the thirty-nine week periods ended September 26, 2020 and September 28, 2019, respectively, the Company recognized revenue of $0.4 million and $0.2 million that was included in deferred revenue at the beginning of each respective reporting period.  For the thirteen week period ended September 26, 2020, the Company recognized $0.3 million that was included in deferred revenue at the beginning of that reporting period.  There was no revenue included in deferred revenue at the beginning of the September 28, 2019 reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised as follows:

	September 26, 2020	December 28, 2019
Billed	$20,553	$29,214
Accrued and unbilled	10,424	13,824
Work-in-progress	3,759	4,352
Accounts receivable subject to arbitration	-	14,095
Allowance for sales discounts and doubtful accounts	(1,750)	(1,725)

Accounts receivable, net	$32,986	$59,760

Unbilled receivables primarily represent revenue earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-progress primarily represents revenue earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $0.2 million and related transit accounts payable was $0.9 million, for a net payable of $0.7 million, as of September 26, 2020.  The transit accounts receivable was $4.9 million and related transit accounts payable was $4.6 million, for a net receivable of $0.3 million, as of December 28, 2019.

The Company had a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer did not pay the balance of accounts receivable the Company believes were owed for certain disputed projects.  As of December 28, 2019, the total amount of recorded receivables from this customer on these disputed projects was $14.1 million.  Additionally, as part of the arbitration process, the customer asserted counter-claims of $10.3 million. The arbitrator rendered a decision in this dispute in April 2020, awarding the Company $7.4 million, and the arbitration award was paid during the thirteen week period ended September 26, 2020. The counter-claims asserted against the Company of $10.3 million were denied in their entirety. For the thirty-nine week period ended September 26, 2020, the Company recorded a charge of $8.4 million, including $6.7 million constituting the portion of the accounts receivable relating to the disputed projects that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.8 million in professional fees related to the dispute and arbitration, and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

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

Property and equipment are comprised of the following:

	September 26, 2020	December 28, 2019
Computers and systems	$4,635	$5,628
Equipment and furniture	264	319
Leasehold improvements	226	308
	5,125	6,255

Less: accumulated depreciation and amortization	2,766	3,538

Property and equipment, net	$2,359	$2,717

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $1,529 and $1,803 during the thirty-nine week periods ended September 26, 2020 and September 28, 2019, respectively.  Depreciation and amortization expense of property and equipment for the thirty-nine week periods ended September 26, 2020 and September 28, 2019 was $793 and $944, respectively.  Depreciation and amortization of property and equipment for the thirteen week periods ended September 26, 2020 and September 28, 2019 was $292 and $304, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future or that if it does make acquisitions, such acquisitions will be successful.

Future Contingent Payments
As of September 26, 2020, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at September 26, 2020 as follows:

Fiscal Year Ending	Total
January 2, 2021 (after September 26, 2020)	$ -
January 1, 2022	500
December 31, 2022	2,322
Estimated future contingent consideration payments	$2,822

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions (Continued)

Future Contingent Payments (Continued)

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after September 26, 2020 are capped at a cumulative maximum of $5.7 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of September 26, 2020.  During the thirty-nine week period ended September 26, 2020, the Company measured contingent consideration at fair value on a non-recurring basis.  Contingent consideration related to acquisitions are recorded at fair value level 3 due to the lack of observable market inputs. Changes in fair value are recorded in other (expense) income, net.

For acquisitions that involve contingent consideration, the Company records a liability equal to the fair value of the estimated contingent consideration obligation as of the acquisition date. The Company determines the acquisition date fair value of the contingent consideration based on the likelihood of paying the additional consideration. The fair value is estimated using projected future operating results and the corresponding future earn-out payments that can be earned upon the achievement of specified operating objectives and financial results by acquired companies using Level 3 inputs and the amounts are then discounted to present value. These liabilities are measured quarterly at fair value, and any change in the fair value of the contingent consideration liability is recognized in the condensed consolidated statements of comprehensive (loss) income. During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the condensed consolidated statements of comprehensive (loss) income.

The Company paid $0.3 million of contingent consideration during the thirty-nine week period ended September 26, 2020 and paid $0.6 million during the thirty-nine week period ended September 28, 2019.

7.	Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  During the thirty-nine week period ended September 26, 2020, the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic.  While COVID-19 has negatively impacted the Company, and the Company expects this negative impact to continue at least through the balance of fiscal 2020, the Company did not conclude in such review that this negative impact is permanent.  The Company has determined that no other indicators of impairment of goodwill existed during the thirty-nine week periods ended September 26, 2020 and September 28, 2019.  As such, no impairment loss on the Company’s goodwill during the thirty-nine week period ended September 26, 2020 was recorded as a result of such review.

The carrying amount of goodwill as of September 26, 2020 and December 28, 2019 is as follows:

Engineering	Specialty Health Care	Information Technology	Total
$11,918	$2,398	$2,038	$16,354

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

8.	Intangible Assets

The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When the Company determines that it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value.  Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.  The Company’s intangible assets consist of customer relationships and non-compete agreements.  During the thirty-nine week period ended September 26, 2020, the Company reviewed the carrying value of its intangible assets due to the events and circumstances surrounding the COVID-19 pandemic.  While COVID-19 has negatively impacted the Company, and the Company expects this negative impact to continue at least through the balance of fiscal 2020, the Company does not believe at this time that this negative impact is permanent. As such, no impairment loss on the Company’s intangible assets during the thirty-nine week period ended September 26, 2020 was recorded as a result of such review.

All of the Company’s intangible assets are associated with the Engineering segment.  Intangible assets other than goodwill are amortized over their useful lives.  Intangible assets are carried at cost, less accumulated amortization.

	September 26, 2020	December 28, 2019
Restricted covenants	$17	$28
Customer relationships	159	388

Total intangible assets	$176	$416

Amortization expense of intangible assets for the thirty-nine week periods ended September 26, 2020 and September 28, 2019 was $240 and $247, respectively.  Amortization expense of intangible assets for the thirteen week periods ended September 26, 2020 and September 28, 2019 was $80 and $82, respectively.

9.	Line of Credit

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on October 18, 2019.  As amended and restated, the Revolving Credit Facility provides for a $45.0 million revolving credit facility, has no sub-limit for letters of credit, and expires on August 8, 2023.

On September 29, 2020, the Company entered into an amendment to its Revolving Credit Facility. The amendment (i) modifies certain aspects of the financial covenants under the Loan Agreement, including the manner in which the measurement periods for certain components of the financial covenants are determined, (ii) modifies the required compliance levels for certain ratios under the Loan Agreement, and (iii) permitted the repayment of $2.2 million of indebtedness to a third party incurred in connection with the previously disclosed June 2020 repurchase of stock.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.	Line of Credit (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the thirty-nine week periods ended September 26, 2020 and September 28, 2019 were 2.9% and 4.6%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  As of September 26, 2020, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended).  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of September 26, 2020 and December 28, 2019 were $13.3 million and $34.8 million, respectively.  At September 26, 2020 and December 28, 2019 there were letters of credit outstanding for $1.7 million and $1.6 million, respectively.  At September 26, 2020, the Company had availability for additional borrowings under the Revolving Credit Facility of $30.0 million.

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

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings (loss) per share for the thirteen and thirty-nine week periods ended September 26, 2020 and September 28, 2019 was determined as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Basic weighted average shares outstanding	11,444,697	12,955,198	12,393,058	12,897,303
Dilutive effect of outstanding restricted share units	45,411	63,416	34,181	53,628
Weighted average dilutive shares outstanding	11,490,108	13,018,614	12,427,739	12,950,931

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data (Continued)

For all periods presented, there were no anti-dilutive shares not included in the calculation of common stock equivalents as there were no stock options outstanding.

Unissued shares of common stock were reserved for the following purposes:

	September 26, 2020	December 28, 2019
Time-based restricted stock units outstanding	454,386	151,725
Performance-based restricted stock units outstanding	-	240,000
Future grants of options or shares	5,573	268,326
Shares reserved for employee stock purchase plan	149,894	267,877

Total	609,853	927,928

11.	Share-Based Compensation

At September 26, 2020, the Company had two share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards vest over periods ranging from one to three years and expire within 10 years of issuance.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company expenses performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense for the thirteen week periods ended September 26, 2020, and September 28, 2019 was $147 and $24, respectively. Share-based compensation expense for the thirty-nine week periods ended September 26, 2020, and September 28, 2019 was $383 and $472, respectively.  Neither of the thirty-nine week periods ended September 26, 2020 and September 28, 2019 includes expense associated with performance-based restricted stock units.  For the thirty-nine week period ended September 26, 2020, 40,000 performance-based restricted stock units vested, for which the expense was recognized in the fourth quarter of fiscal 2019.  As of September 26, 2020, there were no performance-based restricted stock units outstanding.

As of September 26, 2020, the Company had $0.7 million of total unrecognized compensation cost related to all time-based non-vested share-based awards and performance-based restricted stock units outstanding and deemed as likely to vest. The Company expects to recognize this expense over approximately three years.  These amounts do not include a) performance-based restricted stock units deemed unlikely to vest, b) the cost of any additional share-based awards granted in future periods or c) the impact of any potential changes in the Company’s forfeiture rate.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

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

As of September 26, 2020, under the 2014 Plan, 454,386 time-based shares were outstanding, there were no performance-based restricted share units outstanding and 5,573 shares were available for awards thereunder.

The market value of equity grants issued for the thirteen week periods ended September 26, 2020 and September 28, 2019 was $108 and $0 respectively.  The market value of equity grants for the thirty-nine periods ended September 26, 2020 and September 28, 2019 was $364 and $300 respectively.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued on June 29, 2020 (the first business day following the previous offering period) was 60,732.  As of September 26, 2020, there were 149,894 shares available for issuance under the Purchase Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Time-Based Restricted Stock Units

From time-to-time the Company issues time-based restricted stock units.  These time-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s restricted stock unit fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.  As of September 26, 2020, there were no accrued dividends.  Dividends for time-based restricted stock units that ultimately do not vest are forfeited.

To date, the Company has issued time-based restricted stock units only under its 2007 Omnibus Equity Compensation Plan and the 2014 Plan.  The 2007 Plan has expired and there are no time-based restricted stock units outstanding thereunder.  The following summarizes the activity in the time-based restricted stock units under the 2014 Plan during the thirty-nine week period ended September 26, 2020:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2019	151,725	$3.64
Granted	362,661	$2.07
Vested	(60,000)	$4.62
Forfeited or expired	-	-
Outstanding non-vested at September 26, 2020	454,386	$2.26

Based on the closing price of the Company’s common stock of $1.39 per share on September 25, 2020 (the last trading day prior to September 26, 2020), the intrinsic value of the time-based non-vested restricted stock units at September 26, 2020 was approximately $632.  As of September 26, 2020, there was approximately $682 of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock units.

Performance Based Restricted Stock Units

From time-to-time the Company issues performance-based restricted stock units to its executives.  Performance-based restricted stock units are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee. These performance-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period on any stock units that actually vest, if any.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.  As of September 26, 2020, there were no accrued dividends for performance-based restricted stock units.  Dividends for performance-based restricted stock units that ultimately do not vest are forfeited.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Performance Based Restricted Stock Units (Continued)

To date, the Company has issued performance-based restricted stock units only under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during the thirty-nine week period ended September 26, 2020:

	Number of Performance-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2019	240,000	$4.81
Granted	-	-
Vested	(40,000)	$4.38
Forfeited or expired	(200,000)	$4.89
Outstanding non-vested at September 26, 2020	-	-

As of September 26, 2020, there were no outstanding performance-based restricted stock units. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing additional compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period. If at a later measurement date the Company determines that performance-based restricted stock units deemed as likely to vest are deemed as unlikely to vest, the expense recognized will be reversed.

12.	Treasury Stock Transactions

On June 2, 2020, the Company entered into a stock purchase agreement with certain stockholders of the Company, whereby the Company purchased an aggregate of 1,858,139 shares of the Company’s common stock for a negotiated purchase price of $1.20 per share or $2.2 million in total. The negotiated price of $1.20 per share was less than the lowest trading price of the stock on the day of the repurchase.  The consideration paid by the Company consisted entirely of an unsecured subordinated promissory note for $2.2 million. The note accrues interest at an annual rate of 9.0%, compounded annually, payable quarterly in arrears commencing on September 1, 2020 and continuing on each December 1, March 1, June 1 and September 1 thereafter, and initially had a maturity date of August 10, 2023. On September 25, 2020, the Company retired the subordinated promissory note in the amount of $2.2 million.

The shares repurchased on June 2, 2020 were not purchased under a stock repurchase plan.  The Company, at this time, does not have an open repurchase plan.  The Company did not repurchase any shares in the comparable prior year period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.   New Accounting Standards and Updates from the Securities Exchange Commission (“SEC”)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities.  In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies.  ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022.  The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects the adoption will have on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard only applies to contracts and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.  This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The Company may elect to apply the amendments prospectively through December 31, 2022.  The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements and related disclosures.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information

The Company follows “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Condensed Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 28, 2019).

Segment operating (loss) income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended September 26, 2020	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$15,087	$9,015	$7,459	$ -	$31,561
Cost of services	10,674	6,724	5,343	-	22,741
Gross profit	4,413	2,291	2,116	-	8,820
Selling, general and administrative	3,359	2,989	2,258	-	8,606
Depreciation and amortization	252	82	38	-	372
Operating income (loss)	$802	($780)	($180)	$ -	($158)
Total assets as of September 26, 2020	$34,961	$14,349	$7,858	$5,385	$62,553
Capital expenditures	($37)	$7	$8	$271	$249

Thirteen Week Period Ended September 28, 2019	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$15,140	$16,765	$8,345	$ -	$40,250
Cost of services	10,984	12,795	5,856	-	29,635
Gross profit	4,156	3,970	2,489	-	10,615
Selling, general and administrative	2,996	4,205	2,297	-	9,498
Depreciation and amortization	293	74	19	-	386
Operating income (loss)	$867	($309)	$173	$ -	$731
Total assets as of September 28, 2019	$53,639	$25,822	$7,773	$4,506	$91,740
Capital expenditures	($11)	$2	$19	$53	$63

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Thirty-Nine Week Period Ended September 26, 2020	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$43,288	$41,896	$24,062	$ -	$109,246
Cost of services	30,673	33,037	17,370	-	81,080
Gross profit	12,615	8,859	6,692	-	28,166
Selling, general and administrative	10,073	10,682	7,082	-	27,837
Depreciation and amortization	720	235	78	-	1,033
Write-off of receivables and professional fees incurred related to arbitration	8,397	-	-	-	8,397
Operating loss	($6,575)	($2,058)	($468)	$ -	($9,101)
Total assets as of September 26, 2020	$34,961	$14,349	$7,858	$5,385	$62,553
Capital expenditures	($7)	$17	$43	$347	$400

Thirty-Nine Week Period Ended September 28, 2019	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$52,778	$64,305	$25,467	$ -	$142,550
Cost of services	38,666	49,395	18,554	-	106,615
Gross profit	14,112	14,910	6,913	-	35,935
Selling, general and administrative	10,486	12,990	6,689	-	30,165
Depreciation and amortization	879	250	62	-	1,191
Operating income	$2,747	$1,670	$162	$ -	$4,579
Total assets as of September 28, 2019	$53,639	$25,822	$7,773	$4,506	$91,740
Capital expenditures	$76	$107	$36	$82	$301

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenue reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenue by geographic area for the thirteen and thirty-nine week periods ended September 26, 2020 and September 28, 2019 are as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue
U. S.	$25,628	$34,810	$91,793	$124,356
Canada	3,543	3,682	11,186	12,770
Puerto Rico	1,433	1,215	4,018	3,627
Serbia	957	543	2,249	1,797
	$31,561	$40,250	$109,246	$142,550

Total assets by geographic area as of the reported periods are as follows:

	September 26, 2020	December 28, 2019
Total assets
U. S.	$39,760	$75,724
Canada	14,828	13,770
Puerto Rico	2,105	2,066
Serbia	5,840	4,613
	$62,533	$96,173

15.	Income Taxes

The Company recognized $2.8 million of income tax benefit for the thirty-nine week period ended September 26, 2020, as compared to an income tax expense of $0.3 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 28.2% as compared to 25.9% for the comparable prior year period.  The projected fiscal 2020 income tax rates as of September 26, 2020, were approximately 27.0%, 26.7% and 15.1% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The comparable prior year period estimated income tax rates were 28.3%, 26.5% and 15.0% in the United States, Canada and Serbia, respectively.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Contingencies

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.  As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made.  Asserted claims as of September 26, 2020 are uncertain as no open claims have asserted any specific amounts.  As of September 26, 2020, the Company did not have an accrual for any such liabilities.  As described in the following paragraph, these claims were denied in their entireties as a result of the arbitration.

The Company had a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer did not pay the balance of accounts receivable the Company believes were owed for certain disputed projects.  As of December 28, 2019, the total amount of recorded receivables from this customer on these disputed projects was $14.1 million.  Additionally, as part of the arbitration process, the customer asserted counter-claims of $10.3 million. The arbitrator rendered a decision in this dispute in April 2020, awarding the Company $7.4 million, and the arbitration award was paid during the thirteen week period ended September 26, 2020. The counter-claims asserted against the Company of $10.3 million were denied in their entirety. For the thirty-nine week period ended September 26, 2020, the Company recorded a charge of $8.4 million, including $6.7 million constituting the portion of the accounts receivable relating to the disputed projects that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.8 million in professional fees related to the dispute and arbitration, and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Leases (Continued)

The components of lease expense were as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease cost	$640	$654	$1,943	$1,643

Amortization of ROU assets	$120	$72	$275	$218
Interest on lease liabilities	4	1	8	4
Total finance lease cost	$124	$73	$283	$222

Supplemental Cash Flow information related to leases was as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$659	$665	$1,986	$1,605
Operating cash flows from finance leases	$2	$1	$6	$4
Financing cash flows from finance leases	$167	$72	$328	$216

Right of use assets obtained in exchange for lease obligations
Operating leases	$318	$774	$600	$7,756
Finance leases	$258	$ -	$258	$ -

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Leases (Continued)

Supplemental Balance Sheet information as of September 26, 2020 and December 28, 2019 related to leases was as follows:

	September 26, 2020	December 28, 2019
Operating leases
Operating lease right of use assets	$4,686	$5,820

Operating right of use liability - current	($1,984)	($2,134)
Operating right of use liability - non-current	(2,922)	(3,921)
Total operating lease liabilities	($4,906)	($6,055)

Property and equipment - (ROU assets)	$1,140	$985
Accumulated depreciation	(655)	(475)
Property and equipment, net	$485	$510

Finance lease liability - current	($311)	($315)
Finance lease liability - non-current	(115)	(189)
Total finance lease liabilities	($426)	($504)

Weighted average remaining lease term
Operating leases	1.63 Years	2.54 Years
Finance leases	1.56 Years	1.62 Years

Weighted average discount rate
Operating leases	4.24%	4.11%
Finance leases	2.47%	1.78%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2020	$594	$75
2021	2,006	255
2022	1,481	108
2023	910	-
2024	187	-
Thereafter	-	-

Total lease payments	5,178	438
Less: imputed interest	(272)	(12)
Total	$4,906	$426

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

18.  Stockholder Rights Plan

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

18.  Stockholder Rights Plan (Continued)

The initial issuance of the Rights as a dividend had no financial accounting or reporting impact. The fair value of the Rights was nominal because the Rights were not exercisable when issued and no value is attributable to them. Additionally, the Rights do not meet the definition of a liability under generally accepted accounting principles in the United States and are therefore not accounted for as a long-term obligation.  Accordingly, unless the Rights become exercisable as discussed above, the Rights Plan has no impact on the Company’s Condensed Consolidated Financial Statements.

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

19.   COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to present various health, business and other challenges throughout the United States. As a result, we have temporarily closed most of our office locations, with most of our workforce working from home, and have seen a reduction in customer demand, all resulting in a negative impact on Company revenue, gross profit, and operating income. The duration and ultimate magnitude of the disruption remains uncertain. Therefore, while we experienced a negative impact during the first half of fiscal 2020, we expect this matter to negatively impact our business, results of operations, and financial position also through at least the second half of fiscal 2020 and possibly beyond, and the related financial impact cannot be reasonably estimated at this time. Please see more detailed disclosure by segment in our Segment Discussion and the impact to our condensed consolidated financial position under Financial Activities under Liquidity and Capital Resources, all in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. For the thirty-nine week period ended September 26, 2020, while our revenue, gross profit and operating income were negatively impacted, we maintained the consistency of our operations, to a substantial degree, during the onset of the COVID-19 pandemic. We intend to continue to adhere to our employee safety measures as we seek to ensure that any disruptions to our operations remain as limited as possible during the pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example, an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to present various health, business and other challenges throughout the United States. As a result, we have temporarily closed most of our office locations, with most of our workforce working from home, and have seen a reduction in customer demand, all resulting in a negative impact on Company revenue, gross profit and operating income. The duration and ultimate magnitude of the disruption remains uncertain. We experienced a negative impact during the first half of fiscal 2020 and we expect this matter to negatively impact our business, results of operations, and financial position also through at least the second half of fiscal 2020 and possibly beyond.  The related financial impact cannot be reasonably estimated at this time. Please see more detailed disclosure by segment in our Segment Discussion and the impact to our condensed consolidated financial position under Financial Activities under Liquidity and Capital Resources, all in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

A summary of our significant accounting policies is included in our Condensed Consolidated Financial Statements, Note 1, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 28, 2019. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 28, 2019.

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

Thirteen Week Period Ended September 26, 2020 Compared to Thirteen Week Period Ended September 28, 2019

A summary of operating results for the thirteen week periods ended September 26, 2020 and September 28, 2019 is as follows (in thousands):

	September 26, 2020		September 28, 2019
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$31,561	100.0	$40,250	100.0
Cost of services	22,741	72.1	29,635	73.6
Gross profit	8,820	27.9	10,615	26.4

Selling, general and administrative	8,606	27.3	9,498	23.6
Depreciation and amortization of property and equipment	292	0.9	304	0.8
Amortization of acquired intangible assets	80	0.2	82	0.2
	8,978	28.4	9,884	24.6

Operating (loss) income	(158)	(0.5)	731	1.8
Other expense, net	253	0.8	326	0.8

(Loss) income before income taxes	(411)	(1.3)	405	1.0
Income tax (benefit) expense	(167)	(0.5)	70	0.2

Net (loss) income	($244)	(0.8)	$335	0.8

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended September 26, 2020 and September 28, 2019 consisted of thirteen weeks each.

Revenue.  Revenue decreased 21.6%, or $8.7 million, for the thirteen week period ended September 26, 2020 as compared to the thirteen week period ended September 28, 2019 (the “comparable prior year period”).  Revenue decreased $0.1 million in the Engineering segment, $7.7 million in the Specialty Health Care segment and $0.9 million in the Information Technology segment.  See more detailed disclosure by segment in our Segment Discussion.

The Company has material operations in Canada, primarily from the Company’s Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its condensed consolidated results in U.S. dollars the condensed consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the “Exchange Rate”). For the thirteen week period ended September 26, 2020, the Company generated total revenue from its Canadian clients of $3.5 million in U.S. dollars at an Exchange Rate of 75.0% as compared to $3.7 million in U.S. dollars at an Exchange Rate of 75.7% for the comparable prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended September 26, 2020 Compared to Thirteen Week Period Ended September 28, 2019 (Continued)

Cost of Services and Gross Profit.  Cost of services decreased 23.3%, or $6.9 million, for the thirteen week period ended September 26, 2020 as compared to the comparable prior year period. Cost of services decreased primarily due to the decrease in revenue.  Cost of services as a percentage of revenue for the thirteen week periods ended September 26, 2020 and September 28, 2019 was 72.1% and 73.6%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $8.6 million for the thirteen week period ended September 26, 2020 as compared to $9.5 million for the comparable prior year period.  As a percentage of revenue, SGA expenses were 27.3% for the thirteen week period ended September 26, 2020 and 23.6% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Other Expense.  Other expense consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income, imputed interest on contingent consideration and gains and losses on foreign currency transactions.  Other expense, net decreased by $0.1 million as compared to the comparable prior year period.  The primary component of the decrease related to interest expense, which decreased primarily due to a decreased average borrowing and a decreased borrowing rate under the Company’s line of credit.  The primary reason for the decreased average borrowing rate was change in macroeconomic borrowing rates.

Income Tax (Benefit) Expense.  The Company recognized $0.2 million of income tax benefit for the thirteen week period ended September 26, 2020, as compared to an income tax expense of $0.1 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 40.6% as compared to 17.3% for the comparable prior year period.  The projected fiscal 2020 income tax rates as of September 26, 2020, were approximately 27.0%, 26.7% and 15.1% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.

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

Thirteen Week Period Ended September 26, 2020 Compared to Thirteen Week Period Ended September 28, 2019 (Continued)

Segment Discussion
Engineering
Engineering revenues of $15.1 million for the thirteen week period ended September 26, 2020 decreased 0.4%, or $0.1 million, as compared to the comparable prior year period.  The decrease was principally due to decreases of $1.5 million from the Company’s Aerospace Group and $0.4 million from the Canadian Power Systems Group offset by an increase of $1.8 million from the Company’s Energy Services/Industrial Processing Group.  The Company attributes the revenue decline in its Aerospace Group to a decrease in spending from its clients because of the impact from COVID-19. Gross profit increased by 6.2%, or $0.3 million, as compared to the comparable prior year period. Gross profit margin of 29.3% for the current period increased from 27.5% for the comparable prior year period. The increase in gross profit and gross profit margin was primarily due to a concerted effort to improve utilization of the Engineering segment’s billable consultants and a focus on higher-margin project work as opposed to lower-margin staffing.  The Engineering segment experienced operating income of $0.8 million for the thirteen week period ended September 26, 2020, as compared to operating income of $0.9 million for the comparable prior year period. The primary reason for the decline in operating income was an increase to SGA expense of $0.3 million.  SGA expense increased to $3.3 million in the current period from $3.0 million in the comparable prior year period. The increase in SGA expense was primarily due to a higher allocation of corporate SGA expense.

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

The Company has transitioned most of its Engineering workforce to work from home. While this has constituted a significant effort, particularly from a technology standpoint, the Company believes that this effort has been completed relatively effectively. The Company also believes that its Engineering clients have been generally supportive of these efforts and believes further that it has not lost any significant, previously awarded work. The Engineering segment continues to see new work proposals, but not at the same level as seen prior to COVID-19. The Engineering segment’s general response to the effects of COVID-19 is to continue to focus on maximizing gross margin by focusing on utilization of billable consultants and maximizing the efficiency of its SGA expense. The Engineering segment and the Company, as a whole, is focused on reducing its SGA expense in the short-term while not harming the Company in the long-term. The Company plans to refine its strategy for responding to COVID-19 as necessary as the situation develops.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended September 26, 2020 Compared to Thirteen Week Period Ended September 28, 2019 (Continued)

Segment Discussion (Continued)
Specialty Health Care

Specialty Health Care revenue of $9.0 million for the thirteen week period ended September 26, 2020 decreased 46.2%, or $7.7 million, as compared to the comparable prior year period.  The decrease was primarily driven by school closures related to COVID-19 (see below).  The Specialty Health Care segment’s gross profit decreased by 42.3%, or $1.7 million, to $2.3 million for the thirteen week period ended September 26, 2020, as compared to $4.0 million for the prior year period. The decrease in gross profit was primarily driven by a decrease in revenue and partially offset by an increase in gross profit margin. Gross profit margin for the thirteen week period ended September 26, 2020 increased to 25.4% as compared to 23.7% for the comparable prior year period. The Company primarily attributes the increase in gross profit margin to a mix shift in the Specialty Health Care’s school clients to higher margin services. Specialty Health Care experienced an operating loss of $0.8 million for the thirteen week period ended September 26, 2020, as compared to an operating loss of $0.3 million for the comparable prior year period. The primary reason for the decrease in operating income was the decrease to revenue and gross profit, offset by a decrease to SGA expense.  SGA expense decreased by $1.2 million to $3.0 million, as compared to $4.2 million in the comparable prior year period. The decrease in SGA expense was primarily due to a concerted effort to reduce SGA expense in response to the impact of COVID-19 on school services revenue, a decrease in variable SGA expense related to gross profit, and a lower allocation of corporate-generated SGA expense.

COVID-19 Impact to Specialty Health Care Segment

It is difficult to assess both the current and future impact from COVID-19 to the Specialty Health Care segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic, especially as it may impact schools where many of our personnel work. While the Company has worked to transition a portion of its Specialty Health Care workforce to work from home, this has been a difficult task. The Specialty Health Care segment has a small number of billable professionals performing services from home, in particular, telehealth services. The Specialty Health Care segment’s telehealth services are primarily a new service offering. The majority of the Specialty Health Care segment’s services are historically delivered at schools and health care facilities. The Company believes that demand for much of its non-school services is high as a result of COVID-19. However, health care professionals, such as nurses and doctors, are scarce and difficult to recruit.  Furthermore, the demand for non-COVID-19 related healthcare services is reduced at this time.

The Specialty Health Care Segment has historically derived much of its revenue from school systems. Many school systems nationwide, including most of the Company’s school clients, closed down for in-person instruction in March 2020. Some have reopened partially with a combination of in-person and virtual lessons, while some have remained entirely virtual.  The Company has limited information on when, and in what manner, they will reopen in a comparable manner before COVID-19. Many schools are under pressure by employee unions to reduce or eliminate in-person classes. Any announced plans are subject to rapid changes.

The Specialty Health Care's largest school clients are the New York City Department of Education, the Hawaii Department of Education, and the Chicago Public School System. There are numerous factors that could influence further decisions of these school systems on their operations. Any shift toward hybrid and remote operations has a materially negative impact on revenue generated by the Specialty Healthcare segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended September 26, 2020 Compared to Thirteen Week Period Ended September 28, 2019 (Continued)

Segment Discussion (Continued)
The Specialty Health Care segment generated approximately $3.9 million in revenue from schools for the thirteen weeks ended September 26, 2020, as compared to approximately $10.4 million for the comparable prior year period. It is difficult to estimate the impact of the school closures and reopenings on the balance of the Company’s fiscal 2020 and beyond. The Company believes that at some point in the future, its school clients will return to a normalized level of operations. However, the Company can give no assurance of when or even if this normalization will occur. As a point of comparison, the Specialty Health Care Segment generated $19.4 million of revenue from its school clients for the thirteen week period ended December 28, 2019.

The Specialty Health Care segment continues to see new work proposals related to non-school related revenue streams. The Specialty Health Care segment’s general response to the effects of COVID-19 is to continue to focus on maximizing gross margin by focusing on utilization of billable personnel and maximizing the efficiency of its SGA expense. The Specialty Health Care segment has made significant reductions to its SGA cost structure. The Specialty Health Care segment and the Company, as a whole, are focused on reducing SGA expense in the short-term while not harming the Company in the long-term. The Company plans to refine its strategy for responding to COVID-19 as necessary as the situation develops.

Information Technology

Information Technology revenue of $7.5 million for the thirteen week period ended September 26, 2020 decreased 10.6%, or $0.8 million, as compared to $8.3 million for the comparable prior year period.  The Information Technology segment’s revenue declined across most of its lines of business.  The Company generally attributes the decrease to the impact of COVID-19 as its runoff of backlog has not been adequately replaced with new business. Gross profit of $2.1 million for the thirteen week period ended September 26, 2020 decreased 15.0%, or $0.4 million, as compared to $2.5 million for the comparable prior year period. The decrease in gross profit was primarily due to the decrease in revenue and a decline in gross profit margin.  The Information Technology gross profit margin for the thirteen week period ended September 26, 2020 was 28.4% as compared to 29.8% for the comparable prior year period.  The Company attributes the gross margin decrease to lower utilization of the Information Technology’s fixed labor consultants and the impact from COVID-19. The Information Technology segment experienced an operating loss of $0.2 million as compared to operating income of $0.2 for the comparable prior year period.  The decrease in operating loss was primarily due to the decrease in revenue and gross profit.

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

The Company has transitioned most of its Information Technology workforce to work from home. While this has constituted a significant effort, particularly from a technology standpoint, the Company believes that this effort has been completed relatively effectively. The Company also believes that its Information Technology clients have been generally supportive of these efforts and believes further that it has not lost any significant, previously awarded work. The Information Technology segment continues to see new work proposals, but not at the same level as seen prior to COVID-19. The Information Technology segment’s general response to the effects of COVID-19 is to continue to focus on maximizing gross margin by focusing on utilization of billable consultants and maximizing the efficiency of its SGA expense. The Information Technology segment and the Company, as a whole, is focused on reducing its SGA expense in the short-term while not harming the Company in the long-term. The Company plans to refine its strategy for responding to COVID-19 as necessary as the situation develops.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 26, 2020 Compared to Thirty-Nine Week Period Ended September 28, 2019

A summary of operating results for the thirty-nine week periods ended September 26, 2020 and September 28, 2019 is as follows (in thousands):

	September 26, 2020		September 28, 2019
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$109,246	100.0	$142,550	100.0
Cost of services	81,080	74.2	106,615	74.8
Gross profit	28,166	25.8	35,935	25.2

Selling, general and administrative	27,837	25.5	30,165	21.2
Depreciation and amortization of property and equipment	793	0.7	944	0.7
Amortization of acquired intangible assets	240	0.2	247	0.1
Write-off of receivables and professional fees incurred related to arbitration	8,397	7.7	-	-
	37,267	34.1	31,356	22.0

Operating (loss) income	(9,101)	(8.3)	4,579	3.2
Other expense, net	895	0.8	1,275	0.9

(Loss) income before income taxes	(9,996)	(9.1)	3,304	2.3
Income tax (benefit) expense	(2,815)	(2.6)	255	0.2

Net (loss) income	($7,181)	(6.5)	$3,049	2.1

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended September 26, 2020 and September 28, 2019 consisted of thirty-nine weeks each.

Revenue.  Revenue decreased 23.4%, or $33.3 million, for the thirty-nine week period ended September 26, 2020 as compared to the thirty-nine week period ended September 28, 2019 (the “comparable prior year period”).  Revenue decreased $9.5 million in the Engineering segment, $22.4 million in the Specialty Health Care segment and $1.4 million in the Information Technology segment.  See more detailed disclosure by segment in our Segment Discussion.

The Company has material operations in Canada, primarily from the Company’s Engineering segment; this business is conducted primarily in Canadian dollars. Since the Company reports its condensed consolidated results in U.S. dollars the condensed consolidated results are subject to potentially material fluctuations as a result of changes in the Canadian dollar to U.S. dollar exchange rate (the “Exchange Rate”). For the thirty-nine week period ended September 26, 2020, the Company generated total revenue from its Canadian clients of $11.2 million in U.S. dollars at an Exchange Rate of 73.9% as compared to $12.8 million in U.S. dollars at an Exchange Rate of 75.2% for the comparable prior year period.

Cost of Services and Gross Profit.  Cost of services decreased 24.0%, or $25.5 million, for the thirty-nine week period ended September 26, 2020 as compared to the comparable prior year period. Cost of services decreased primarily due to the decrease in revenue.  Cost of services as a percentage of revenue for the thirty-nine week periods ended September 26, 2020 and September 28, 2019 was 74.2% and 74.8%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 26, 2020 Compared to Thirty-Nine Week Period Ended September 28, 2019 (Continued)

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $27.8 million for the thirty-nine week period ended September 26, 2020 as compared to $30.2 million for the comparable prior year period.  As a percentage of revenue, SGA expenses were 25.5% for the thirty-nine week period ended September 26, 2020 and 21.2% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Write-off of receivables and professional fees incurred related to arbitration. The Company recorded a charge of $8.4 million during the thirty-nine week period ended September 26, 2020 relating to its dispute with a customer that is a major utility in the United States.  This dispute was resolved through binding arbitration April 2020.  The charge consisted of $6.7 million for the portion of accounts receivable previously recognized by the Company that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.8 million in professional fees related to the dispute and arbitration and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.  For the thirty-nine week period ended September 28, 2019, there were no such impairment charges.

Other Expense.  Other expense consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income, imputed interest on contingent consideration and gains and losses on foreign currency transactions.  Other expense, net decreased to $0.9 million as compared to $1.3 million for the comparable prior year period.  The primary component of the decrease related to interest expense, which decreased primarily due to a decreased average borrowing and a decreased borrowing rate under the Company’s line of credit.  The primary reason for the decreased average borrowing rate was change in macroeconomic borrowing rates.

Income Tax (Benefit) Expense.  The Company recognized $2.8 million of income tax benefit for the thirty-nine week period ended September 26, 2020, as compared to an income tax expense of $0.3 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 28.2% as compared to 25.9% for the comparable prior year period.  The projected fiscal 2020 income tax rates as of September 26, 2020, were approximately 27.0%, 26.7% and 15.1% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.

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

Thirty-Nine Week Period Ended September 26, 2020 Compared to Thirty-Nine Week Period Ended September 28, 2019 (Continued)

Segment Discussion
Engineering
Engineering revenues of $43.3 million for the thirty-nine week period ended September 26, 2020 decreased 18.0%, or $9.5 million, as compared to the comparable prior year period.  The decrease was due to decreases of $4.0 million from the Company’s Energy Services/Industrial Processing Group, $3.8 million from the Company’s Aerospace Group, and $1.7 million from the Company’s Canadian Power Systems Group.  The Company attributes these revenue declines to decreased spending on the part of several of its larger clients, a decrease in demand for power generation services, increased competition from other vendors to its Canadian Power Systems and Aerospace clients, timing of large projects from the Company’s Energy Services clients, and the impact of COVID-19. Gross profit decreased by 10.6%, or $1.5 million, as compared to the comparable prior year period. Gross profit decreased primarily because of the decrease in revenue, offset by improvement to gross profit margin. Gross profit margin of 29.1% for the current period increased from 26.7% for the comparable prior year period. The increase in gross margin was primarily due to a concerted effort to improve utilization of the Engineering segment’s billable consultants and a focus on higher-margin project work as opposed to lower-margin staffing.  The Engineering segment experienced an operating loss of $6.6 million for the thirty-nine week period ended September 26, 2020, as compared to operating income of $2.7 million for the comparable prior year period. The primary reason for the operating loss in the current period was the $8.4 million write-off of receivables and professional fees incurred related to a discrete arbitration, offset by a decrease of $0.4 million to SGA expense. The decrease in SGA expense was primarily due to a concerted effort to reduce expenses to an efficient level commensurate with current revenue and gross profit.

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

The Company has transitioned most of its Engineering workforce to work from home. While this has constituted a significant effort, particularly from a technology standpoint, the Company believes that this effort has been completed relatively effectively. The Company also believes that its Engineering clients have been generally supportive of these efforts and believes further that it has not lost any significant, previously awarded work. The Engineering segment continues to see new work proposals, but not at the same level as seen prior to COVID-19. The Engineering segment’s general response to the effects of COVID-19 is to continue to focus on maximizing gross margin by focusing on utilization of billable consultants and maximizing the efficiency of its SGA expense. The Engineering segment and the Company, as a whole, is focused on reducing its SGA expense in the short-term while not harming the Company in the long-term. The Company plans to refine its strategy for responding to COVID-19 as necessary as the situation develops.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 26, 2020 Compared to Thirty-Nine Week Period Ended September 28, 2019 (Continued)

Segment Discussion (Continued)
Specialty Health Care

Specialty Health Care revenue of $41.9 million for the thirty-nine week period ended September 26, 2020 decreased 34.8%, or $22.4 million, as compared to the comparable prior year period.  The decrease in revenue was primarily driven by school closures related to COVID-19 (see below). The Specialty Health Care segment’s gross profit decreased by 40.6%, or $6.1 million, to $8.9 million for the thirty-nine week period ended September 26, 2020, as compared to $14.9 million for the prior year period. The decrease in gross profit was primarily driven by a decrease in revenue and a decrease in gross profit margin. Gross profit margin for the thirty-nine week period ended September 26, 2020 decreased to 21.1% as compared to 23.2% for the comparable prior year period. The Company primarily attributes the decrease in gross profit margin to a mix shift as the Specialty Health Care’s non-school services typically generate lower gross margin than school services. Specialty Health Care experienced an operating loss of $2.1 million for the thirty-nine week period ended September 26, 2020, as compared to operating income of $1.7 million for the comparable prior year period. The primary reason for the decrease in operating income was the decrease to revenue, gross profit, and gross profit margin, primarily resulting from sudden school closures (see below).  SGA expense decreased by $2.3 million to $10.7 million, as compared to $13.0 million in the comparable prior year period. The decrease in SGA expense was primarily due to a concerted effort to reduce SGA expense in response to the impact of COVID-19 on school services revenue, a decrease in variable SGA expense related to gross profit, and a lower allocation of corporate-generated SGA expense.

COVID-19 Impact to Specialty Health Care Segment

It is difficult to assess both the current and future impact from COVID-19 to the Specialty Health Care segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic, especially as it may impact schools where many of our personnel work. While the Company has worked to transition a portion of its Specialty Health Care workforce to work from home, this has been a difficult task. The Specialty Health Care segment has a small number of billable professionals performing services from home, in particular, telehealth services. The Specialty Health Care segment’s telehealth services are primarily a new service offering. The majority of the Specialty Health Care segment’s services are historically delivered at schools and health care facilities. The Company believes that demand for much of its non-school services is very high as a result of COVID-19. However, health care professionals, such as nurses and doctors, are scarce and difficult to recruit.  Furthermore, the demand for non-COVID-19 related healthcare services is reduced at this time.

The Specialty Health Care Segment has historically derived much of its revenue from school systems. Many school systems nationwide, including most of the Company’s school clients, closed down for in-person instruction in March 2020. Some have reopened partially with a combination of in-person and virtual lessons, while some have remained entirely virtual.  The Company has limited information on when, and in what manner, they will reopen in a comparable manner before COVID-19. Many schools are under pressure by employee unions to reduce or eliminate in-person classes. Any announced plans are subject to rapid changes.

The Specialty Health Care's largest school clients are the New York City Department of Education, the Hawaii Department of Education, and the Chicago Public School System. There are numerous factors that could influence further decisions of these school systems on their operations. Any shift toward hybrid and remote operations has a materially negative impact on revenue generated by the Specialty Healthcare segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended September 26, 2020 Compared to Thirty-Nine Week Period Ended September 28, 2019 (Continued)

Segment Discussion (Continued)
The Specialty Health Care segment generated approximately $27.0 million in revenue from schools for the thirty-nine weeks ended September 26, 2020, as compared to approximately $46.2 million for the comparable prior year period. It is difficult to estimate the impact of the school closures and reopenings on the balance of the Company’s fiscal 2020 and beyond. The Company believes that at some point in the future, its school clients will return to a normalized level of operations. However, the Company can give no assurance of when or even if this normalization will occur. As a point of comparison, the Specialty Health Care Segment generated $19.4 million of revenue from its school clients for the thirteen week period ended December 28, 2019.

The Specialty Health Care segment continues to see new work proposals related to non-school related revenue streams. The Specialty Health Care segment’s general response to the effects of COVID-19 is to continue to focus on maximizing gross margin by focusing on utilization of billable personnel and maximizing the efficiency of its SGA expense. The Specialty Health Care segment has made significant reductions to its SGA cost structure. The Specialty Health Care segment and the Company, as a whole, are focused on reducing SGA expense in the short-term while not harming the Company in the long-term. The Company plans to refine its strategy for responding to COVID-19 as necessary as the situation develops.

Information Technology

Information Technology revenue of $24.1 million for the thirty-nine week period ended September 26, 2020 decreased 5.5%, or $1.4 million, as compared to $25.5 million for the comparable prior year period. The Information Technology segment’s revenue declined across most of its lines of business. The Company generally attributes the decrease to the impact of COVID-19 as its runoff of backlog has not been adequately replaced with new business. Gross profit of $6.7 million for the thirty-nine week period ended September 26, 2020 decreased 3.2%, or $0.2 million, as compared to $6.9 million for the comparable prior year period. The decrease in gross profit was primarily due to the decrease in revenue, partially offset by an increase in gross profit margin.  The Information Technology gross profit margin for the thirty-nine week period ended September 26, 2020 was 27.8% as compared to 27.1% for the comparable prior year period.  The Company attributes the gross profit margin increase to higher utilization of the Information Technology’s fixed labor consultants and a concerted effort to increase gross profit margin. SGA expense increased by $0.4 million to $7.1 million. The increase in SGA expense was primarily due to increased investments in management and sales personnel and a higher allocation of corporate-generated SGA expense. The Information Technology segment experienced an operating loss of $0.5 million as compared to $0.2 million operating income for the comparable prior year period.  The decrease in operating income was primarily due to the decrease in revenue and gross profit and the increase in SGA expense.

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

Thirty-Nine Week Period Ended September 26, 2020 Compared to Thirty-Nine Week Period Ended September 28, 2019 (Continued)

Segment Discussion (Continued)
COVID-19 Impact to Information Technology Segment

The Company has transitioned most of its Information Technology workforce to work from home. While this has constituted a significant effort, particularly from a technology standpoint, the Company believes that this effort has been completed relatively effectively. The Company also believes that its Information Technology clients have been generally supportive of these efforts and believes further that it has not lost any significant, previously awarded work. The Information Technology segment continues to see new work proposals, but not at the same level as seen prior to COVID-19. The Information Technology segment’s general response to the effects of COVID-19 is to continue to focus on maximizing gross margin by focusing on utilization of billable consultants and maximizing the efficiency of its SGA expense. The Information Technology segment and the Company, as a whole, is focused on reducing its SGA expense in the short-term while not harming the Company in the long-term. The Company plans to refine its strategy for responding to COVID-19 as necessary as the situation develops.

 Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Week Periods Ended
	September 26, 2020	September 28, 2019
Cash (used in) provided by:
Operating activities	$23,740	($3,870)
Investing activities	($360)	($296)
Financing activities	($24,191)	$4,160

Operating Activities

Operating activities provided $23.7 million of cash for the thirty-nine week period ended September 26, 2020 as compared to using $3.9 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the thirty-nine week period ended September 26, 2020 and the comparable prior year period are as follows: net loss or income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

For the thirty-nine week period ended September 26, 2020, the Company experienced a net loss of $7.2 million as compared to net income of $3.0 million for the comparable prior year period.  A decrease in accounts receivables in the thirty-nine week period ended September 26, 2020, exclusive of the impact of the arbitration resolution, provided $18.9 million of cash as compared to using $5.2 million in the comparable prior year period. The Company primarily attributes this decrease in accounts receivables for the thirty-nine week period ended September 26, 2020 to the decrease in revenue for the thirty-nine week period ended September 26, 2020 as compared to the thirty-nine week period ended December 28, 2019 and the collection of the arbitration award.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

The Company’s transit accounts payable usually exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.7 million as of September 26, 2020 and a net receivable of $0.4 million as of December 28, 2019, generating $1.1 million of cash during the thirty-nine week period ended September 26, 2020.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.9 million as of September 28, 2019 and negligible as of December 29, 2018, generating $0.9 million of cash during the thirty-nine week period ended September 28, 2019.

Prepaid expenses and other current assets provided cash of $2.3 million for the thirty-nine week period ended September 26, 2020 as compared to $0.5 million of cash for the comparable prior year period.  The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business.

An increase in accounts payable and accrued expenses provided cash of $1.5 million for the thirty-nine week period ended September 26, 2020 as compared to using $3.4 million of cash for the comparable prior year period.  The Company attributes these changes to a deliberate effort to defer payments for cash flow purposes and general timing of payments to vendors in the normal course of business.

Changes in accrued payroll and related costs provided $0.8 million for the thirty-nine week period ended September 26, 2020 as compared to using $2.0 million for the thirty-nine week period September 28, 2019.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirty-nine weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.  The Company’s last major payroll for the thirty-nine week period ended September 26, 2020 was paid on September 25, 2020. Unique to fiscal 2020 and the primary reason for the increase in accrued payroll and related costs, as of September 26, 2020, the Company also deferred $2.0 million of employer payroll taxes under the CARES Act. These deferred payroll taxes must be paid in two equal installments at the end of calendar years 2021 and 2022.

Investing Activities

Investing activities used $0.4 million of cash for the thirty-nine week period ended September 26, 2020 and $0.3 million for the thirty-nine week period September 28, 2019.  Investing activities for both periods presented were primarily related to expenditures for property and equipment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities

Financing activities used $24.2 million of cash for the thirty-nine week period ended September 26, 2020 as compared to providing $4.2 million in the comparable prior year period.  The Company made net payments under its line of credit of $21.5 million during the thirty-nine week period ended September 26, 2020 as compared to net borrowings of $4.2 million in the comparable prior year period.  The primary reasons for net payments during the thirty-nine week period ended September 26, 2020 was the decrease of $18.9 million in accounts receivable and the $4.8 million in net cash provided by all other operating activities.  The Company generated cash of $0.2 million and $0.3 million from sales of shares from its equity plans for the current period and the comparable prior year period, respectively.  The Company also used $2.2 million to retire a note payable incurred to repurchase the Company’s common stock.  The Company paid $0.3 million of contingent consideration during the thirty-nine week period ended September 26, 2020 and paid $0.6 million during the thirty-nine week period ended September 28, 2019.

The Company and its subsidiaries amended and restated its Revolving Credit Facility with Citizens Bank of Pennsylvania on October 18, 2019.  As amended and restated, the Revolving Credit Facility provides for a $45.0 million revolving credit facility, has no sub-limit for letters of credit, and expires on August 8, 2023.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the thirty-nine week period ended September 26, 2020 was 2.9%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  As of September 26, 2020, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended).  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of September 26, 2020 and December 28, 2019 were $13.3 million and $34.8 million, respectively.  At September 26, 2020 and December 28, 2019 there were letters of credit outstanding for $1.7 million and $1.6 million, respectively.  At September 26, 2020, the Company had availability for additional borrowings under the Revolving Credit Facility of $30.0 million.

On June 2, 2020, the Company entered into a stock purchase agreement with certain stockholders of the Company, whereby the Company purchased an aggregate of 1,858,139 shares of the Company’s common stock for a negotiated purchase price of $1.20 per share or $2.2 million in total. The negotiated price of $1.20 per share was less than the lowest trading price of the stock on the day of the repurchase.  The consideration paid by the Company consisted entirely of an unsecured subordinated promissory note for $2.2 million. The note accrues interest at an annual rate of 9.0%, compounded annually, payable quarterly in arrears commencing on September 1, 2020 and continuing on each December 1, March 1, June 1 and September 1 thereafter, and has a maturity date of August 10, 2023. Subject to the applicable provisions of the subordination agreement among the Company, Citizens Bank and the selling stockholders, the note was to become immediately due and payable in the event of a default by the Company.  On September 25, 2020, the Company retired the subordinated promissory note in full.

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

The Company’s liquidity and capital resources as of September 26, 2020, included accounts receivable and total current asset balances of $33.0 million and $36.1 million, respectively. Current liabilities were $19.9 million as of September 26, 2020 and were exceeded by total current assets by $16.2 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations.  As of September 26, 2020, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility.  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

Liquidity and Capital Resources (Continued)

Commitments and Contingencies (Continued)

The Company had a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer did not pay the balance of accounts receivable the Company believes were owed for certain disputed projects.  As of December 28, 2019, the total amount of recorded receivables from this customer on these disputed projects was $14.1 million.  Additionally, as part of the arbitration process, the customer asserted counter-claims of $10.3 million. The arbitrator rendered a decision in this dispute in April 2020, awarding the Company $7.4 million, and the arbitration award was paid during the thirteen week period ended September 26, 2020. The counter-claims asserted against the Company of $10.3 million were denied in their entirety. For the thirty-nine week period ended September 26, 2020, the Company recorded a charge of $8.4 million, including $6.7 million constituting the portion of the accounts receivable relating to the disputed projects that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.8 million in professional fees related to the dispute and arbitration, and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2020	$594	$75
2021	2,006	255
2022	1,481	108
2023	910	-
2024	187	-
Thereafter	-	-

Total lease payments	5,178	438
Less: imputed interest	(272)	(12)
Total	$4,906	$426

As of September 26, 2020, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018 the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at September 26, 2020 as follows:

Fiscal Year Ending	Total
January 2, 2021 (after September 26, 2020)	$ -
January 1, 2022	500
December 31, 2022	2,322
Estimated future contingent consideration payments	$2,822

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after September 26, 2020 are capped at a cumulative maximum of $5.7 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of September 26, 2020.  During the thirty-nine week period ended September 26, 2020, the Company measured the intangibles acquired at fair value on a non-recurring basis.  Contingent consideration related to acquisitions are recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of September 26, 2020, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company’s variable-rate line of credit balances during the thirty-nine week period ended September 26, 2020, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.3 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

As management prepares and executes a virtual financial close process, for the first time, there could be related implications on the internal controls performed specifically in conjunction with the preparation, review, and filing of this report. There is a risk that moving to a virtual environment in response to COVID-19 could result in certain controls (e.g., financial closing and reporting controls) being overridden or performed less frequently, or that management could be designing and implementing new controls in response to new risks. In addition, in instances where relevant controls fail, and there are no compensating controls in place, there may be fewer opportunities to timely identify or remediate control deficiencies.  There were otherwise no changes in the Company’s internal control over financial reporting during the quarter ended September 26, 2020, that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See discussion of Contingencies in Note 16 to the Condensed Consolidated Financial Statements included in Item 1 of this report.

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

10.14
Amendment No. 3 to Third Amended and Restated Loan Agreement, dated as of September 29, 2020, by and among RCM Technologies, Inc., all of the subsidiaries of RCM Technologies, Inc. and Citizens Bank, N.A., a national banking association (as successor by merger to Citizens Bank of Pennsylvania), in its capacities as lender and as administrative agent and arranger; incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2020.

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

RCM Technologies, Inc.
Date: November 10, 2020	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: November 10, 2020	By: /s/ Kevin D. Miller
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: November 10, 2020	/s/ Bradley S. Vizi Bradley S. Vizi Executive Chairman and President

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: November 10, 2020	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Bradley S. Vizi, Executive Chairman and President of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended September 26, 2020 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date:  November 10, 2020

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended September 26, 2020 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  November 10, 2020