Form 10-K
period 2021-01-02
RCM TECHNOLOGIES, INC.
filed 2021-04-02
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]   NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9.6 million based upon the closing price of $1.33 per share of the registrant’s common stock on June 27, 2020 on The NASDAQ Global Market.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than 5% of the Common Stock of the Company as affiliates.

The number of shares of registrant’s common stock (par value $0.05 per share) outstanding as of April 1, 2021:  11,485,310.

Documents Incorporated by Reference
Portions of the definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K.  If the 2021 Proxy Statement is not filed by May 3, 2021 (the first business day following the day that is 120 days after the last day of the registrant’s 2020 fiscal year), an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

RCM TECHNOLOGIES, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the Company’s strategic and business initiatives and growth strategies; and the outcome of litigation (at both the trial and appellate levels) and arbitrations, or other business disputes, involving the Company.  Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from such statements.  Such risks and uncertainties include, without limitation:  (i) unemployment and general economic conditions affecting the provision of information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the effects of the COVID-19 pandemic; (iii) the Company’s ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iv) the Company’s ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (v) the Company’s relationships with and reliance upon significant customers, and ability to collect accounts receivable from such customers; (vi) risks associated with foreign currency fluctuations and changes in exchange rates, particularly with respect to the Canadian dollar; (vii) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (viii) the adverse effect a potential decrease in the trading price of the Company’s common stock would have upon the Company’s ability to acquire businesses through the issuance of its securities; (ix) the Company’s ability to obtain financing on satisfactory terms; (x) the reliance of the Company upon the continued service of its executive officers; (xi) the Company’s ability to remain competitive in the markets that it serves; (xii) the Company’s ability to maintain its unemployment insurance premiums and workers compensation premiums; (xiii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiv) the Company’s ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xv) the risk of cyber attacks on our information technology systems or those of our third party vendors; (xvi) the Company’s ability to remain in compliance with federal and state wage and hour laws and regulations; (xvii) uncertainties in predictions as to the future need for the Company’s services; (xviii) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (ixx) the costs of conducting and the outcome of litigation, arbitrations and other business disputes involving the Company, and the applicability of insurance coverage with respect to any such litigation; (xx) the results of, and costs relating to, any interactions with shareholders of the Company who may pursue specific initiatives with respect to the Company’s governance and strategic direction, including without limitation a contested proxy solicitation initiated by such shareholders, or any similar such interactions; and (xxi) other economic, competitive, health and governmental factors affecting the Company’s operations, markets, products and services.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required by law, the Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

General

RCM Technologies, Inc. is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers. The Company provides these services through the deployment of advanced engineering, specialty health care and information technology services.  For over 40 years, the Company has developed and assembled an attractive, diverse and extensive portfolio of capabilities, service offerings and delivery options.  This combination, paired with RCM’s efficient pricing structure, offers clients a compelling value proposition.

RCM consists of three operating segments: Engineering, Specialty Health Care and Information Technology Services.

•
The Engineering segment provides a comprehensive portfolio of engineering and design services across three verticals: (1) Energy Services, (2) Process & Industrial and (3) Aerospace. The segment also offers a complementary suite of services to augment its engineering portfolio, including design and supply of high-quality engineered process solutions and equipment, technical writing and digital documentation across marine, locomotive, transportation and aerospace markets, and engineering, procurement and construction management (“EPC”), as well as demand side management/energy conservation services.

•
The Specialty Health Care segment provides staffing solutions of health care professionals, primarily health information management professionals, nurses, paraprofessionals, physicians and various therapists.  The segment also provides Teletherapy services targeting the education sector with an emphasis on behavioral health.

•	The Information Technology, or IT, segment provides enterprise business solutions, application services, infrastructure solutions, life sciences solutions and other vertical-specific offerings.

The Company services some of the largest national and international companies in North America as well as a lengthy roster of Fortune 1000 and mid-sized businesses in such industries as Aerospace/Defense, Educational Institutions, Energy, Financial Services, Health Care, Life Sciences, Manufacturing & Distribution, the Public Sector and Technology.  RCM sells and delivers its services through a network of approximately 26 offices in selected regions throughout North America and Serbia.

During the fiscal year ended January 2, 2021, approximately 38.4% of RCM’s total revenues were derived from Engineering services, 40.2% from Specialty Health Care services, and the remaining 21.4% from IT services.

Impact of COVID-19

As discussed in more detail below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K, the COVID-19 pandemic has had a substantial impact on our business, particularly in our Specialty Health Care segment, where it impacted the schools where many of the Company’s personnel work.

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

ITEM 1. BUSINESS (CONTINUED)

Industry Overview (Continued)

The Company’s Engineering group remains focused on areas of growth, primarily within the electric power, aerospace, marine and transportation, commercial and industrial, oil and gas, as well as biofuel industries. Given the current composition of its customer base, the Engineering group’s performance is well balanced between its three segments.   In recent years, many electric utilities have prioritized transitioning their power generation assets to cleaner sources of energy. Much of this transformation is being driven by investments in renewable energy. The Energy Information Administration (“EIA”) estimates that 38% of the United States’ electric generation capacity will be comprised of wind and solar assets by 2050. This expansion will require extensive investment in the nation’s transmission infrastructure to interconnect these renewable resources to the energy grid. According to a 2020 study conducted by Princeton University’s Andlinger Center for Energy and the Environment, existing high voltage transmission capacity will need to triple by 2050 and require an additional $2.4 trillion in investment to connect wind and solar generation assets to the broader energy grid. Projects of this scale will require engineering and design expertise, as well as the utilization of EPC services.  The process & industrial group has also seen growth as global industries retool and pivot their platforms to assist in the fight against COVID-19.  As an example, the demand for sanitizers has increased substantially.  This growth and anticipated future growth has led manufacturers to lean on engineering services firms and equipment suppliers to assist them in scaling their production efforts to meet global demand.

In the health care services industry, a shortage of nurses and other medical personnel in the United States has led to increases in business activity for health care service companies, including the Company’s Specialty Health Care group.  Due in part to an aging population and improved medical technology, the demand for selected health care professionals is expected to continue over the next several years, with an emphasis on leveraging technology to expand access to care. The increased adoption of telemedicine, an area in which the Specialty Health Care group has developed new service offerings, is a primary example.  In addition, public educational institutions are outsourcing their requirements for school nurses, therapists and paraprofessionals to lower their costs and it is expected that this will continue and grow. Each of these dynamics have been exacerbated by COVID-19. The pandemic has also altered patterns in health care delivery, with newer delivery models gaining traction, namely telemedicine. Given federal and state regulatory changes as well as private insurer reimbursement methods, utilization of telemedicine services increased significantly. Data from the Center for Disease Control and Prevention (“CDC”) showed a 50% increase in telehealth visits in the first quarter of 2020, and represents 30% of weekly health center visits. As the COVID-19 pandemic continues, CDC researchers stated that maintaining the expansion of telehealth remains critical to providing access to care. Annual telehealth revenues totaled $3 billion in 2019 within the United States. It is expected the total addressable market opportunity will continue to expand and grow. Expanding access to behavioral health and mental well-being is also a priority for public health officials. Compared with 2019, the CDC stated the proportion of children’s mental health-related emergency department visits increased by 24% and 31% for children aged 5-11 and 12-17, respectively. Increasing and maintaining access to proper care remains a top priority and the market opportunity for these services is expected to continue to grow.

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

ITEM 1. BUSINESS (CONTINUED)

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

ITEM 1. BUSINESS (CONTINUED)

Engineering

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

The Company’s Engineering segment consists of three business units – Energy Services, Aerospace Services and Process and Industrial Services.

•
Energy Services: Provides solutions to the utility industry, including power generation and transmission and distribution. The group also specializes in projects in the nuclear industry, with experience that encompasses multi-disciplined engineering and design services as well as providing technical support during design, construction and plant operational phases. The Company believes that the deregulation of the utilities industry and the aging of nuclear power plants offer the Company an opportunity to capture a greater share of professional services and project management requirements of the utilities industry. Electric utilities have prioritized transitioning their power generation assets to cleaner sources of energy. This expansion requires large-scale investment in the nation’s transmission infrastructure to interconnect these renewable resources to the energy grid.

•
Aerospace Services: Provides engineering and technical services to the aerospace & defense industry. According to the Congressional Budget Office (“CBO”), the Department of Defense plans to spend over $1 trillion in procurement-related aviation expenditures over the next three decades. Given RCM’s customer account relationships with several of the largest defense prime contractors, the Company believes there is ample opportunity for engineering services and technical publication work, including production and procurement engineering services as well as the need for sustainment and development program publication services.

•
Process and Industrial Services: Provides engineering services to the industrial, chemical, commercial and oil and gas industries in the United States, Europe and Canada. As the world’s industrial output rebounds from 2020’s pandemic-related weakness, the Company believes it is positioned well to take advantage. With many companies in the chemical industry reprioritizing spending towards decarbonization technologies, many US chemical companies are expected to place an emphasis on renewable feedstocks and new carbon recycling technologies. The Company believes its process engineering services can play a vital role across this multibillion-dollar opportunity.

The Company provides its engineering services through a number of delivery methods.  These include managed tasks and resources, complete project services, outsourcing, both on and off-site, and a full complement of resourcing alternatives.

As of January 2, 2021, the Company assigned approximately 370 engineering and technical personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Specialty Health Care

The Company’s Specialty Health Care Group specializes in long-term and short-term staffing as well as executive search and placement solutions for many of the largest healthcare institutions and school districts across the United States. The segment’s portfolio of services includes, but is not limited to, the following fields:

•
Allied and Therapy Staffing: Specializes in recruiting outstanding professionals across the health care industry. Our allied health care professionals and therapists work in schools, health systems, hospitals, nursing homes, and rehabilitation facilities.

•
Correctional Healthcare Staffing: Staffing services for local, state and federal correctional facilities and provide screening, onboarding, and employee assessments as well as employee and inmate vaccination and treatment services.

•	Health Information Management: Provide healthcare organizations with experienced medical coding professionals that manage staffing shortages, backlogs, vacation coverage and long-term coding support.
•	Nursing Services: Provides nurse placement and staffing services in healthcare facilities, schools, hospitals and correctional facilities.
•	Physicians and Advanced Practice: Our national locum tenens (temporary practitioner) practice specializes in placing physicians, physician assistants and nurse practitioners.
•
School Services: Provides full-time and part-time nurse employment services for school districts across the country. The Company also offers other health care professionals to perform school evaluations and treat students, including occupational and physical therapists, speech and language pathologists, as well as special education support services and registered behavioral technicians to support students’ individualized education plan and behavioral health needs.

•
Telepractice: RCM’s teletherapy solution is an evidence-based service delivery option for students to receive Special Education services such as Speech-Language Therapy, Occupational Therapy, Physical Therapy, Behavioral and Mental Health services and other healthcare services through an online platform.

As the COVID-19 pandemic has demonstrated, maintaining the utilization of telemedicine remains critical to providing necessary access to care. Expanding access to behavioral health and mental wellness services is also a priority for many public health officials. Compared with 2019, the CDC stated that children’s mental health-related emergency department visits increased by 24% and 31% for children aged 5-11 and 12-17, respectively. The Company’s School Services and Telepractice offerings are well positioned to provide solutions in these areas of priority as the market opportunity for these services is expected to continue to grow.

As of January 2, 2021, the Company assigned approximately 1,460 specialty health care services personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Information Technology

The Company’s IT segment is an integrated group of business units providing staff supplementation services and project solutions with physical locations in the United States, Canada and Puerto Rico primarily supporting Financial, Technical, Manufacturing, Life Sciences and Distribution applications.  Specialization in project solutions include, but are not limited to, the following areas:

•
Life Sciences: Specializes in providing innovative options to pharmaceutical, medical device and biotechnology companies in need of guidance, support or remediation of quality, compliance or business challenges. The group assists in staffing, solution planning and remediation needs in the areas of automation, compliance, data analytics, technical quality assurance and management, and validation and verification.

•
IT Services & Solutions: Global provider of business and technology solutions designed to improve the operational performance of our clients. Specialties include software development, infrastructure services, and managed IT solutions.  The Company has a 40-year history of providing qualified IT candidates to customers in a timely and cost-effective manner to address their specific business needs. The Company offers scalable solutions that can provide emerging growth companies with a single qualified resource or an entire project team along with RCM’s project management oversight to Fortune 100 clients.

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

As of January 2, 2021, the Company assigned approximately 230 information technology personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices

The Company’s organization consists of 26 branch offices located in the United States, Canada, Puerto Rico and Serbia.  The locations and services of each of the branch offices are set forth in the table below.

LOCATION	NUMBER OF OFFICES	SERVICES PROVIDED(1)
UNITED STATES
California	2	HC
Connecticut	1	E
Florida	1	HC
Hawaii	1	HC
Illinois	1	HC
Maryland	1	IT
Massachusetts	1	IT
New Jersey	3	E, IT
New York	4	E, HC, IT
Pennsylvania	1	E
Rhode Island	1	E
Tennessee	1	HC
	18

CANADA	4	E, IT

PUERTO RICO	1	E, IT

SERBIA	3	E, IT

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

Branch offices are primarily located in markets that the Company believes have strong growth prospects for the Company’s services.  The Company’s branches are operated in a decentralized, entrepreneurial manner with most offices operating as independent profit centers.

ITEM 1. BUSINESS (CONTINUED)

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

The Company’s larger recognizable customers include:

Engineering Services	Health Care Services	Life Sciences & IT Services
Al-Corn Clean Fuel
American Electric Power
Bruce Power
Con Edison
Covanta
Eversource Energy
Exelon
First Energy
Hamilton Sundstrand
HICO America
Lockheed Martin
Ontario Power Generation
Pratt and Whitney
Praxair
Sikorsky Aircraft
United Technologies Corporation
Verizon
WE Energies
AMN Healthcare Aya Healthcare Chicago Public Schools Cross Country Hawaii Department of Education New York City Board of Education Right Sourcing San Bernardino County Thera Dynamic Physical Therapy
ADP
Amgen
Bayada
Bimbo Bakeries
Bruckner Supply Company
FlightSafety International
Ginkgo Bioworks
Johnson and Johnson
Kronos
Lily del Caribe
Patheon
Pfizer
Regeneron Pharmaceuticals
Triverus Consulting
United Health Group
Western Alliance Bank

Key Customers

The Company has established long-term relationships with many of its customers across each of its business segments. RCM’s emphasis on client retention has resulted in repeat business from many of its largest strategic accounts. During the fiscal year ended January 2, 2021, New York City Board of Education represented 10.6% of the Company’s revenues.  No other client accounted for 10% or more of total revenues during the year.   The Company’s five, ten and twenty largest customers accounted for approximately 33.4%, 46.6% and 60.7%, respectively, of the Company’s revenues for the fiscal year ended January 2, 2021.

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

Given the significant amount of data generated in the Company’s key processes including recruiting, sales, payroll and customer invoicing, RCM has established redundant procedures, functioning on a daily basis, within the Company’s primary data center, which is a third-party Internet Data Center (“IDC”).  This redundancy should mitigate the risks related to hardware, application and data loss by utilizing the concept of live differential backups of servers and desktops to Storage Area Network (SAN) devices on its backup LAN, culminating in offsite tape storage at an independent facility. Controls within the data center environment ensure that all systems are proactively monitored and data is properly archived.

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

ITEM 1. BUSINESS (CONTINUED)

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

Workforce

As of January 2, 2021, the Company employed an administrative, sales, recruiting and management staff of approximately 215 people, including licensed engineers and certified IT specialists who, from time to time, participate in engineering design and IT projects undertaken by the Company.  As of January 2, 2021, there were approximately 370 engineering and technical personnel, 1,460 specialty health care services personnel and 230 information technology personnel assigned by the Company to work on client projects or assignments for various periods.  None of the Company’s employees are party to a collective bargaining agreement.

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

Economic Trends

Adverse global economic conditions, when they occur, may create conditions such as a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and volatility in credit, equity and fixed income markets.  Any or all of these developments can negatively affect the Company’s business, operating results or financial condition in a number of ways.  For example, current or potential customers may be unable to fund capital spending programs, new product launches of other similar endeavors whereby they might procure services from the Company, and therefore delay, decrease or cancel purchases of services or not pay or delay paying for previously purchased services.  In addition, these conditions may cause the Company to incur increased expenses or make it more difficult either to utilize existing debt capacity or otherwise obtain financing for operations, investing activities (including the financing of any future acquisitions), or financing activities, all of which could adversely affect the Company’s business, financial condition and results of operations.

Global Epidemics

The ongoing COVID-19 pandemic, and associated initiatives to reduce its spread, have adversely affected the Company’s business and financial position, and are expected to continue to do so.  The impacts described in this risk factor as relating to COVID-19 could arise in the future with respect to any other global pandemics that may occur.

Our business has been, and we expect that it will continue to be, adversely impacted by the effects of the COVID-19 pandemic. As COVID-19 continues to present various health, business and other challenges globally, including significant impacts in the United States, we are taking a variety of measures to protect the health and safety of our employees and, especially in the healthcare segment, deploying our resources, including the talents of our employees, to help the communities we serve meet and overcome the current challenges.  However, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as closures of schools, businesses and manufacturing facilities, the promotion of social distancing, the adoption of working from home by companies and institutions, and travel restrictions could continue to adversely affect demand for our services and to present challenges to us in delivering these services.  The extent to which COVID-19 impacts operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the pandemic and the actions to contain COVID-19 or treat its impact, among others. These impacts on our business could have an adverse effect on our liquidity position and access to capital, including our ability to access our line of credit.  The Company can give no assurance that the line of credit will be available in the future.

These factors, in addition to delays in payment (from clients and/or clients in bankruptcy), have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services (including the impact of potential tariffs and COVID-19) could not be passed on to our clients.

In addition, we believe that to maintain or improve our financial performance we must continue to obtain service agreements with new clients, retain and provide new services to existing clients, achieve modest price increases on current service agreements with existing clients and/or maintain internal cost reduction strategies at our various operational levels. Furthermore, we believe that our ability to sustain the internal development of managerial personnel is an important factor impacting future operating results and the successful execution of our projected growth strategies.  Certainly, the ongoing COVID-19 pandemic makes these objective more difficult to attain.

ITEM 1A. RISK FACTORS (CONTINUED)

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

Events Affecting Significant Customers

As disclosed in “Item 1. Business,” the Company’s five, ten and twenty largest customers accounted for approximately 33.4%, 46.6% and 60.7%, respectively, of revenues for the fiscal year ended January 2, 2021.  During the fiscal year ended January 2, 2021, New York City Board of Education represented 10.6% of the Company’s revenues.  No other client accounted for 10% or more of total revenues during the year.  The Company’s customers may be affected by the current state of the economy or developments in the credit markets or may engage in mergers or similar transactions.  In addition, customers may choose to reduce the business they do with RCM for other reasons or no reason.  The Company could also be materially impacted by actions of prime contractors whereby the Company derives revenues through a subcontractor relationship.  Should any significant customers experience a downturn in their business that weakens their financial condition or merge with another company or otherwise cease independent operation, or limit their relationship with us, it is possible that the business that the customer does with the Company would be reduced or eliminated, which could adversely affect the Company’s business, financial condition and results of operations.

ITEM 1A. RISK FACTORS (CONTINUED)

Events Affecting Significant Customers (Continued)

The Company had a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer did not pay the balance of accounts receivable the Company believes were owed for certain disputed projects.  As of December 28, 2019, the total amount of recorded receivables from this customer on these disputed projects was $14.1 million.  Additionally, as part of the arbitration process, the customer asserted counter-claims of $10.3 million. The arbitrator rendered a decision in this dispute in April 2020, awarding the Company $7.4 million, and the arbitration award was paid during the thirteen week period ended September 26, 2020. The counter-claims asserted against the Company of $10.3 million were denied in their entirety. For the fifty-three week period ended January 2, 2021, the Company recorded a charge of $8.4 million, including $6.7 million constituting the portion of the accounts receivable relating to the disputed projects that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.8 million in professional fees related to the dispute and arbitration, and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.

Safety Concerns Regarding Nuclear Power Plants; Limitations on Insurance

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

Revolving Credit Facility and Liquidity

If the Company were unable to borrow under its Revolving Credit Facility (see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities”), it may adversely affect liquidity, results of operations and financial condition.  The Company’s liquidity depends on its ability to generate sufficient cash flows from operations and, from time to time, borrowings under the Revolving Credit Facility with the Company’s agent lender Citizens Bank of Pennsylvania. The Company believes that Citizens Bank is liquid and is not aware of any current risk that they will become illiquid.  At January 2, 2021, the Company had $11.9 million in borrowings under the Revolving Credit Facility outstanding and $1.9 million outstanding under letters of credit, with availability for additional borrowings under the Revolving Credit Facility of $31.2 million.

The Revolving Credit Facility contains various financial and non-financial covenants.  At January 2, 2021, the Company was in compliance with the covenants and other provisions of the Credit Facility. Any failure to be in compliance could have a material adverse effect on liquidity, results of operations and financial condition.

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

International Operations

The Company operates its business in Canada and, to a less significant extent, in Puerto Rico and Serbia. For the fiscal year ended January 2, 2021, approximately 16.1% of the Company’s revenues were generated outside the United States. There are certain risks inherent in conducting business internationally including: the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws (including without limitation the U.S. Foreign Corrupt Practices Act), changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, complex and uncertain employment environments, political instability and potentially adverse tax consequences. To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company provides specialty professional consulting services, principally performed at various client locations, through 26 administrative and sales offices located in the United States, Puerto Rico, Canada and Serbia.  The majority of the Company’s offices typically consist of 1,000 to 13,000 square feet and are typically leased by the Company for terms of one to five years.  Offices in larger or smaller markets may vary in size from the typical office.  The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

The Company’s executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 3,500 square feet and are leased at a rate of approximately $15.00 per square foot per annum for a term ending on November 30, 2025.

The Company’s operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054-1271.  These premises consist of approximately 9,200 square feet and are leased at a rate of approximately $24.95 per square foot per annum for a term ending on January 31, 2024.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the ordinary business course.  These matters may relate to professional liability, tax, compensation, contract, competitor disputes, and employee-related matters and include individual and class action lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment and compensation practices. Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations, and legal actions relating to the Company’s professional services. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters.

As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made.

The Company has reserved $1.7 million for the settlement of a class action suit in California that alleges the Company did not properly pay its travel nurses overtime wages. While the Company believes it did not violate any overtime wage laws, it nevertheless decided to settle this class action lawsuit in December 2020. The Company expects to pay the $1.7 million settlement sometime during its third quarter of fiscal 2021.  The Company is exposed to other asserted claims as of January 2, 2021, but the Company does not believe any of these other claims have a probability of loss. As of January 2, 2021, the Company did not have an accrual for any such other claims.  Furthermore, even if any of these other claims do result in an unfavorable outcome or settlement, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

The Company had a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer did not pay the balance of accounts receivable the Company believes were owed for certain disputed projects.  As of December 28, 2019, the total amount of recorded receivables from this customer on these disputed projects was $14.1 million.  Additionally, as part of the arbitration process, the customer asserted counter-claims of $10.3 million. The arbitrator rendered a decision in this dispute in April 2020, awarding the Company $7.4 million, and the arbitration award was paid during the fifty-three week period ended January 2, 2021. The counter-claims asserted against the Company of $10.3 million were denied in their entirety. For the fifty-three week period ended January 2, 2021, the Company recorded a charge of $8.4 million, including $6.7 million constituting the portion of the accounts receivable relating to the disputed projects that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.8 million in professional fees related to the dispute and arbitration, and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.

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

Holders

As of February 12, 2021, the approximate number of holders of record of the Company’s Common Stock was 471 and the number of beneficial owners of its Common Stock was approximately 3,994.

Dividends

No dividends were declared in fiscal 2020 or fiscal 2021.  All restricted share awards contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock unit grant date and ultimate share distribution date.  As of January 2, 2021, there were no accrued dividends.

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

Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. For the fifty-three week period ended January 2, 2021, while our revenue, gross profit and operating income were negatively impacted, we maintained the consistency of our operations, to a substantial degree, during the onset of the COVID-19 pandemic. We intend to continue to adhere to our employee safety measures as we seek to ensure that any disruptions to our operations remain as limited as possible during the pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example, an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-K. For additional information on how COVID-19 has impacted operations and our financial position, please refer to the Segment Discussion and Liquidity and Capital Resources sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

RCM participates in a market that is cyclical in nature and sensitive to economic changes.  As a result, the impact of economic changes on revenue and operations can be substantial, resulting in significant volatility in the Company’s financial performance.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to present various health, business and other challenges throughout the United States. As a result, we have temporarily closed most of our office locations, with most of our workforce working from home, and have seen a reduction in customer demand, all resulting in a negative impact on Company revenue, gross profit and operating income. The duration and ultimate magnitude of the disruption remains uncertain. We experienced a negative impact in fiscal 2020 and we expect this matter to negatively impact our business, results of operations, and financial position also through at least the first half of fiscal 2021 and likely beyond.  The related financial impact cannot be reasonably estimated at this time. Please see more detailed disclosure by segment in our Segment Discussion and the impact to our consolidated financial position under Financial Activities under Liquidity and Capital Resources, all in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies and Use of Estimates

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. In our consolidated financial statements, estimates are used for, but not limited to, accounts receivable and allowance for doubtful accounts, goodwill, long-lived intangible assets, accounting for stock options and restricted stock awards, insurance liabilities, accounting for income taxes and accrued bonuses.

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
RESULTS OF OPERATIONS (CONTINUED)

Revenue Recognition (Continued)

The following table presents our revenues disaggregated by revenue source for the fifty-three week period ended January 2, 2021 and fifty-two week period December 28, 2019:

	January 2, 2021	December 28, 2019
Engineering:
Time and Material	$43,359	$55,195
Fixed Fee	14,145	12,678
Permanent Placement Services	211	-
Total Engineering	$57,715	$67,873

Specialty Health Care:
Time and Material	$59,692	$88,057
Permanent Placement Services	789	1,291
Total Specialty Health Care	$60,481	$89,348

Information Technology:
Time and Material	$31,723	$33,384
Permanent Placement Services	490	495
Total Information Technology	$32,213	$33,879
	$150,409	$191,100

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

The deferred revenue balance as of January 2, 2021 and December 28, 2019 was $0.4 million. These amounts are included in accounts payable and accrued expense in the accompanying consolidated balance sheets at that date.  Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence.  For the fifty-three week period ended January 2, 2021 and the fifty-two week period ended December 28, 2019, the Company recognized revenue of $0.4 million and $0.2 million, respectively, that was included in deferred revenue at the beginning of the reporting period.

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

There was no goodwill impairment in fiscal 2020 or 2019.  During all periods presented, the Company determined that the existing qualitative factors did not suggest that an impairment of goodwill exists.  There can be no assurance that future indicators of impairment and tests of goodwill impairment will not result in impairment charges for both its Engineering and Specialty Healthcare segments.

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
RESULTS OF OPERATIONS (CONTINUED)

Accounting for Restricted Stock Awards

The Company uses restricted stock awards to attract, retain and reward employees for long-term service.  The Company follows Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) Topic 718 “Compensation – Stock Compensation” which requires that the compensation cost relating to stock-based payment transactions be recognized in the financial statements.  This compensation cost is measured based on the fair value of the equity or liability instruments issued.  The Company measures stock-based compensation cost using the Black-Scholes option pricing model for stock options and the fair value of the underlying common stock at the date of grant for restricted stock awards.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of January 2, 2021, the Company had both domestic and foreign net deferred tax assets of $2.9 million.  The domestic long term net deferred tax assets of $3.3 million includes $4.9 million in deferred assets offset by $1.6 million in deferred tax liabilities. The domestic deferred tax assets consist of a net operating loss carryforward of $2.6 million and various deferred expense accruals and reserves of $2.3 million. The deferred tax liabilities consist of acquisition amortization of $0.7 million, prepaid expenses of $0.6 million and advance depreciation deductions of $0.3 million.  The realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  If actual results differ from these estimates and assessments, valuation allowances may be required.  The Company also had $0.4 million in foreign net deferred tax liabilities as of January 2, 2021.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Puerto Rico and Serbia. The Company and its subsidiaries file a consolidated United States Federal income tax return and file in various states. The Company’s federal income tax returns have been examined through 2017.  The Company has no open Federal audits as of January 2, 2021.  The State of New Jersey is currently examining fiscal tax years 2009 through 2012.  Except for New Jersey and other limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2017.  The Company is no longer subject to audit in Canada for the tax years prior to tax year 2016.  The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2010.

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

Performance-Based Restricted Stock Awards

From time-to-time the Company issues performance-based restricted stock awards to its executives.  Performance-based restricted stock awards are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing additional compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period. If at a later measurement date the Company determines that performance-based restricted stock awards deemed as likely to vest are deemed as unlikely to vest, the expense recognized will be reversed.  These performance-based restricted stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period on any stock awards that actually vest, if any.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  Dividends for performance-based restricted stock awards that ultimately do not vest are forfeited.

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
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 2, 2021 Compared to Fiscal Year Ended December 28, 2019

A summary of operating results for the fifty-three week period ended January 2, 2021 and the fifty-two week period ended December 28, 2019 is as follows (in thousands):

	Fiscal Years Ended
	January 2, 2021		December 28, 2019
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$150,409	100.0	$191,100	100.0
Cost of services	111,554	74.2	142,508	74.6
Gross profit	38,855	25.8	48,592	25.4

Selling, general and administrative	37,551	25.0	40,390	21.1
Depreciation and amortization of property and equipment	1,065	0.7	1,261	0.7
Amortization of acquired intangible assets	321	0.2	327	0.2
Write-off of receivables and professional fees incurred related to arbitration	8,397	5.6	-	-
Impairment of right of use assets and related costs	2,231	1.5	-	-
Tax credit professional fees	240	0.1	47	0.0
Operating costs and expenses	49,805	33.1	42,025	22.0

Operating (loss) income	(10,950)	(7.3)	6,567	3.4
Other expense, net	(1,107)	(0.7)	(1,745)	(0.9)

(Loss) income before income taxes	(12,057)	(8.0)	4,822	2.5
Income tax (benefit) expense	(3,188)	(2.1)	764	0.4

Net (loss) income	($8,869)	(5.9)	$4,058	2.1

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal years ended January 2, 2021 (fiscal 2020) and December 28, 2019 (fiscal 2019) consisted of fifty-three weeks and fifty-two weeks, respectively.

Revenue.  Revenue decreased 21.3%, or $40.7 million, for the fifty-three week period ended January 2, 2021 as compared to the fifty-two week period ended December 28, 2019 (the “comparable prior year period”).  Revenue decreased $10.1 million in the Engineering segment, $28.9 million in the Specialty Health Care segment and $1.7 million in the Information Technology segment.  See Segment Discussion for further information on revenue changes.

Cost of Services and Gross Profit.  Cost of services decreased 21.7%, or $31.0 million, for the fifty-three week period ended January 2, 2021 as compared to the comparable prior year period. Cost of services decreased primarily due to the decrease in revenue.  Cost of services as a percentage of revenue for the fifty-three week periods ended January 2, 2021 and the fifty-two week period ended December 28, 2019 were 74.2% and 74.6%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 2, 2021 Compared to Fiscal Year Ended December 28, 2019

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $37.6 million for the fifty-three week periods ended January 2, 2021 as compared to $40.4 million for the comparable prior year period.  As a percentage of revenue, SGA expenses were 25.0% for the fifty-three week period ended January 2, 2021 and 21.1% for the comparable prior year period.  See Segment Discussion for further information on SGA expense changes.

Write-off of receivables and professional fees incurred related to arbitration. The Company recorded a charge of $8.4 million during the fifty-three week period ended January 2, 2021 relating to its dispute with a customer that is a major utility in the United States.  This dispute was resolved through binding arbitration April 2020.  The charge consisted of $6.7 million for the portion of accounts receivable previously recognized by the Company that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.8 million in professional fees related to the dispute and arbitration and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.  For the fifty-two week period December 28, 2019, there were no such impairment charges.

Impairment of Office Leases.  In connection with the continuing developments from COVID-19, the Company has reduced its leased office space as a result of its employees moving to a remote work environment.  The Company does not believe there is an opportunity to sublet any of the vacant office space due to the current commercial rental marketplace.  This decision and reduction in the use of the office spaces resulted in a right-of-use asset impairment of $1.9 million.  This loss was determined by identifying the fair value of the impacted right-of-use assets as compared to the carrying value of the assets as of the measurement date, in accordance with Property, Plant and Equipment Topic of the FASB ASC.  The fair value of the right-of-use assets was based on the remaining term of each lease.  In addition, the Company wrote off a total of $0.3 million in other office lease costs and for obsolete equipment.

Tax Credit Professional Fees. The Company incurred $0.2 million in tax credit professional fees in the fifty-three week period ended January 2, 2021 as compared to de minimis tax credit professional fees in the comparable prior year period.

Other Expense.  Other expense consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income, imputed interest on contingent consideration and gains and losses on foreign currency transactions.  Other expense, net decreased to $1.1 million as compared to $1.7 million for the comparable prior year period.  The primary component of the decrease related to interest expense, which decreased primarily due to a decreased average borrowing and a decreased borrowing rate under the Company’s line of credit.  The primary reason for the decreased average borrowing rate was change in macroeconomic borrowing rates.

Income Tax (Benefit) Expense.  The Company recognized $3.2 million of income tax benefit for the fifty-three week period ended January 2, 2021, as compared to an income tax expense of $0.8 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 26.4% as compared to 15.8% for the comparable prior year period.  The Company considers its fiscal 2020 effective tax rate within the range of typical expectations, while its 2019 effective tax rate is comparatively low.  The primary reason for the lower 2019 effective tax rate is that the Company experienced an R&D tax credit of $0.7 million.  The effective fiscal 2020 income tax rates for the fifty-three weeks ended January 2, 2021, were 25.8%, 25.6%, and 15.8% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company. Actual effective tax rates may vary depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, and the exercise of stock options and vesting of share-based awards.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 2, 2021 Compared to Fiscal Year Ended December 28, 2019 (Continued)

Segment Discussion
Engineering
Engineering revenues of $57.7 million for the fifty-three week period ended January 2, 2021 decreased 15.0%, or $10.1 million, as compared to the comparable prior year period.  The decrease was due to decreases of $5.1 million from the Company’s Aerospace Group, $3.6 million from the Company’s Energy Services/Industrial Processing Groups and $1.5 million from the Company’s Canadian Power Systems Group.  The Company attributes these revenue declines to decreased spending on the part of several of its larger clients, a decrease in demand for power generation services, increased competition from other vendors to its Canadian Power Systems and Aerospace clients, timing of large projects from the Company’s Energy Services clients, all of which factors are impacted by COVID-19. Gross profit decreased by 10.8%, or $2.0 million, as compared to the comparable prior year period. Gross profit decreased primarily because of the decrease in revenue, offset by improvement to gross profit margin. Gross profit margin of 28.6% for the current period increased from 27.2% for the comparable prior year period. The increase in gross margin was primarily due to a concerted effort to improve utilization of the Engineering segment’s billable consultants and a focus on higher-margin project work as opposed to lower-margin staffing.  The Engineering segment experienced an operating loss of $5.8 million for the fifty-three week period ended January 2, 2021, as compared to operating income of $3.7 million for the comparable prior year period. The primary reason for the operating loss in the current period was the $8.4 million write-off of receivables and professional fees incurred related to a discrete arbitration, offset by a decrease of $0.7 million to SGA expense. The decrease in SGA expense was primarily due to a concerted effort to reduce expenses to an efficient level commensurate with current revenue and gross profit.

COVID-19 Impact to Engineering Segment

It is difficult to assess both the current and future impact from COVID-19 to the Engineering segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic. The Engineering segment has seen a decline in its field services work as its personnel has limited access to client facilities. It is difficult to determine the impact on revenue from the loss in field services work. The Company believes that an undetermined amount of field services work will eventually return as a portion of that work is mission-critical to our clients. However, given the uncertainties around COVID-19, the Company can give no assurances that it will see an increase in field services revenue.  Additionally, the Company believes that COVID-19 has had a significant adverse impact on the budgets of many of its Aerospace and Utilities clients.  Many of the Company’s Aerospace clients have seen an impact to their commercial lines of business.  A number of the Company’s Utility clients have been impacted by their customers’ inability to pay their monthly electric bills.

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
RESULTS OF OPERATIONS (CONTINUED)

Segment Discussion (Continued)
Specialty Health Care

Specialty Health Care revenue of $60.5 million for the fifty-three week period ended January 2, 2021 decreased 32.3%, or $28.9 million, as compared to the comparable prior year period.  The decrease in revenue was primarily driven by school closures related to COVID-19 (see below). The Specialty Health Care segment’s gross profit decreased by 36.0%, or $7.5 million, to $13.4 million for the fifty-three week period ended January 2, 2021, as compared to $20.9 million for the prior year period. The decrease in gross profit was primarily driven by a decrease in revenue and a decrease in gross profit margin. Gross profit margin for the fifty-three week period ended January 2, 2021 decreased to 22.1% as compared to 23.4% for the comparable prior year period. The Company primarily attributes the decrease in gross profit margin to a shift in mix, as the Specialty Health Care’s non-school services typically generate lower gross margin than school services. Specialty Health Care experienced an operating loss of $2.5 million for the fifty-three week period ended January 2, 2021, as compared to operating income of $2.9 million for the comparable prior year period. The primary reason for the decrease in operating income was the decrease to revenue, gross profit, and gross profit margin, primarily resulting from sudden school closures (see below).  SGA expense decreased by $2.1 million to $15.5 million, as compared to $17.6 million in the comparable prior year period. The decrease in SGA expense was primarily due to a concerted effort to reduce SGA expense in response to the impact of COVID-19 on school services revenue, a decrease in variable SGA expense related to gross profit, and a lower allocation of corporate-generated SGA expense.

COVID-19 Impact to Specialty Health Care Segment

It is difficult to assess both the current and future impact from COVID-19 to the Specialty Health Care segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic, especially as it may impact schools where many of our personnel work. While the Company has worked to transition a portion of its Specialty Health Care workforce to work from home, this has been a difficult task. The Specialty Health Care segment has a small number of billable professionals performing services from home, in particular telehealth services. The Specialty Health Care segment’s telehealth services are primarily a new service offering. The majority of the Specialty Health Care segment’s services are historically delivered at schools and health care facilities. The Company believes that demand for much of its non-school services is very high as a result of COVID-19. However, health care professionals, such as nurses and doctors, are scarce and difficult to recruit.  Furthermore, the demand for non-COVID-19 related healthcare services has been reduced as a result of the pandemic.

The Specialty Health Care Segment has historically derived much of its revenue from school systems. Many school systems nationwide, including most of the Company’s school clients, closed down for in-person instruction in March 2020. Some have reopened partially with a combination of in-person and virtual lessons, while some have remained entirely virtual.  The Company has limited information on when, and in what manner, they will reopen in a comparable manner as to how they operated before COVID-19. Many schools are under pressure by employee unions to reduce or eliminate in-person classes. Any announced plans are subject to rapid changes.

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

The Specialty Health Care segment generated $37.3 million in revenue from schools for the fifty-three week period ended January 2, 2021, as compared to $65.6 million for the comparable prior year period. It is difficult to estimate the impact of the school closures and reopenings on the Company’s fiscal 2021 and beyond. The Company believes that at some point in the future, its school clients will return to a normalized level of operations. However, the Company can give no assurance of when or even if this normalization will occur.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 2, 2021 Compared to Fiscal Year Ended December 28, 2019 (Continued)

Segment Discussion (Continued)

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

Information Technology

Information Technology revenue of $32.2 million for the fifty-three week period ended January 2, 2021 decreased 4.9%, or $1.7 million, as compared to $33.9 million for the comparable prior year period. The Information Technology segment’s revenue declined across most of its lines of business. The Company generally attributes the decrease to the impact of COVID-19 as its runoff of backlog has not been adequately replaced with new business. Gross profit of $9.0 million for the fifty-three week period ended January 2, 2021 decreased 2.4%, or $0.2 million, as compared to $9.2 million for the comparable prior year period. The decrease in gross profit was primarily due to the decrease in revenue, partially offset by an increase in gross profit margin.  The Information Technology gross profit margin for the fifty-three week period ended January 2, 2021 was 27.9% as compared to 27.2% for the comparable prior year period.  The Company attributes the gross profit margin increase to higher utilization of the Information Technology’s fixed labor consultants and a concerted effort to increase gross profit margin. SGA expense was $9.1 million for both periods presented. The Information Technology segment experienced an operating loss of $0.2 million as compared to a small amount of operating income for the comparable prior year period.  The decrease in operating income was primarily due to the decrease in revenue and gross profit.

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
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 2, 2021 Compared to Fiscal Year Ended December 28, 2019 (Continued)
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

The following unaudited table presents the Company's GAAP Net Income measure and the corresponding adjustments used to calculate “EBITDA” and “Adjusted EBITDA” for the fifty-three week period ended January 2, 2021 and the fifty-two week period ended December 28, 2019.

	Fifty-Three Week Period Ended January 2, 2021	Fifty-Two Week Period Ended December 28, 2019
GAAP net (loss) income	($8,869)	$4,058
Income tax (benefit) expense	(3,188)	764
Interest expense	778	1,695
Change in fair value of contingent consideration	145	61
Depreciation of property and equipment	1,065	1,261
Amortization of acquired intangible assets	321	327
EBITDA (non-GAAP)	($9,748)	$8,166

Adjustments
Write-off of receivables and professional fees incurred related to arbitration	8,397	-
Impairment of right of use assets and related costs	2,231	-
Tax credit professional fees	240	47
Gain (loss) on foreign currency transactions	184	(11)
Adjusted EBITDA (non-GAAP)	$1,304	$8,202

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows ($ in thousands):

	Fiscal Years Ended
	January 2, 2021	December 28, 2019
Cash (used in) provided by:
Operating activities	$25,203	($4,778)
Investing activities	($419)	($363)
Financing activities	($25,632)	$6,627

Operating Activities

Operating activities provided $25.2 million of cash for the fifty-three week period ended January 2, 2021 as compared to using $4.8 million in the comparable prior year period.  The major components of cash used in or provided by operating activities in the fifty-three week period ended January 2, 2021 and the comparable prior year period are as follows: net loss or income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

For the fifty-three week period ended January 2, 2021, the Company experienced a net loss of $8.9 million as compared to net income of $4.1 million for the comparable prior year period.  A decrease in accounts receivables in the fifty-three week period ended January 2, 2021, exclusive of the impact of the arbitration resolution, provided $15.9 million of cash as compared to using $7.6 million in the comparable prior year period. The Company primarily attributes this decrease in accounts receivables for the fifty-three week period ended January 2, 2021 to the decrease in revenue for the fifty-three week period ended January 2, 2021 as compared to the fifty-two week period ended December 28, 2019 and the collection of the arbitration award.

The Company’s transit accounts payable usually exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $2.4 million as of January 2, 2021 and as compared to a net receivable of $0.3 million as of December 28, 2019, providing $2.7 million of cash during the fifty-three week period ended January 2, 2021.  The net of transit accounts payable and transit accounts receivable was negligible as of December 29, 2018, using $0.3 million of cash during the fifty-two week period ended December 28, 2019.

Prepaid expenses and other current assets used cash of $0.2 million for the fifty-three week period ended January 2, 2021 as compared to using $0.6 million of cash for the comparable prior year period.  The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business.

An increase in accounts payable and accrued expenses provided cash of $1.6 million for the fifty-three week period ended January 2, 2021 as compared to using $3.1 million of cash for the comparable prior year period.  The Company attributes these changes to a deliberate effort to defer payments for cash flow purposes and general timing of payments to vendors in the normal course of business.  Additionally, the Company accrued $1.7 million for the settlement of a class action suit in California that alleges the Company did not properly pay its travel nurses overtime wages.  The Company anticipates this liability will be paid during its fiscal 2021 third quarter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Changes in accrued payroll and related costs provided $4.6 million for the fifty-three week period ended January 2, 2021 as compared to using $1.3 million for the fifty-three week period December 28, 2019.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.  The Company’s last major payroll for the fifty-three week period ended January 2, 2021 was paid on December 31, 2020. Unique to fiscal 2020 and the primary reason for the increase in accrued payroll and related costs, as of January 2, 2021, the Company also deferred $3.3 million of employer payroll taxes under the CARES Act. These deferred payroll taxes must be paid in two equal installments at the end of calendar years 2021 and 2022.

Investing Activities

Investing activities used cash of $0.4 million for both the fifty-three week period ended January 2, 2021 and the fifty-two week period December 28, 2019.  Investing activities primarily consists of expenditures for property and equipment in both periods presented.

Financing Activities

Financing activities used $25.6 million of cash for the fifty-three week period ended January 2, 2021 as compared to providing $6.7 million in the comparable prior year period.  The Company made net repayments under its line of credit of $22.9 million during the fifty-three week period ended January 2, 2021 as compared to net borrowings of $7.2 million in the comparable prior year period.  The primary reasons for net payments during the fifty-three week period ended January 2, 2021 was the decrease of $15.9 million in accounts receivable and the $9.3 million in net cash provided by all other operating activities.  The Company generated cash of $0.2 million and $0.3 million from sales of shares from its equity plans for the current period and the comparable prior year period, respectively.  The Company also used $2.2 million to retire a note payable incurred to repurchase the Company’s common stock.  The Company paid $0.3 million of contingent consideration during the fifty-three week period ended January 2, 2021 and $0.6 million during the fifty-two week period December 28, 2019.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the fifty-three week period ended January 2, 2021 was 2.7%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  As of January 2, 2021, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended).  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of January 2, 2021 and December 28, 2019 were $11.9 million and $34.8 million, respectively.  At January 2, 2021 and December 28, 2019 there were letters of credit outstanding for $1.9 million and $1.6 million, respectively.  At January 2, 2021, the Company had availability for additional borrowings under the Revolving Credit Facility of $31.2 million.

On June 2, 2020, the Company entered into a stock purchase agreement with certain stockholders of the Company, whereby the Company purchased an aggregate of 1,858,139 shares of the Company’s common stock for a negotiated purchase price of $1.20 per share or $2.2 million in total. The negotiated price of $1.20 per share was less than the lowest trading price of the stock on the day of the repurchase.  The consideration paid by the Company consisted entirely of an unsecured subordinated promissory note for $2.2 million. The note accrues interest at an annual rate of 9.0%, compounded annually, payable quarterly in arrears commencing on September 1, 2020 and continuing on each December 1, March 1, June 1 and September 1 thereafter, and has a maturity date of August 10, 2023. Subject to the applicable provisions of the subordination agreement among the Company, Citizens Bank and the selling stockholders, the note was to become immediately due and payable in the event of a default by the Company.  On September 25, 2020, the Company repaid the subordinated promissory note in full.

Impact to Line of Credit from COVID-19

The Company is negatively impacted by COVID-19.  While COVID-19 is expected to continue to negatively impact revenue, gross profit, and operating income for an undetermined period of time, the Company nevertheless does not expect a material negative impact from recent results.  If the Company should experience a sudden increase to revenue and a corresponding increase to accounts receivable, the Company will likely experience negative cash flow.  In this scenario, the Company would expect to see an increase in operating income and borrowing capacity.  As a response to COVID-19, the Company, as a whole, is focused on maximizing the utilization of its billable personnel and reducing its SGA expense in the short-term while not harming the Company in the long-term. The Company plans to refine its strategy for responding to COVID-19 as the situation develops. The Company believes that its current line of credit is adequate to provide the necessary liquidity while COVID-19 impacts its operations.  The Company believes that it will be in compliance with the financial covenants in the line of credit for the foreseeable future.

Current Liquidity and Revolving Credit Facility

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, and meet the other general cash needs of our business. Our liquidity is impacted by general economic, financial, competitive, and other factors beyond our control. Our liquidity requirements consist primarily of funds necessary to pay our expenses, principally labor-costs, and other related expenditures. We generally satisfy our liquidity needs through cash provided by operations and, when necessary, our revolving line of credit from Citizens Bank. The Company believes it has a great deal of flexibility to reduce its costs if it becomes necessary. The Company believes that it can satisfy its liquidity needs for at least the next twelve months.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Current Liquidity and Revolving Credit Facility (Continued)

The Company’s liquidity and capital resources as of January 2, 2021, included accounts receivable and total current asset balances of $36.0 million and $43.9 million, respectively. Current liabilities were $28.0 million as of January 2, 2021 and were exceeded by total current assets by $15.9 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations.  As of January 2, 2021, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility.  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Dividends

All restricted share awards contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock unit grant date and ultimate share distribution date.  As of January 2, 2021, there were no accrued dividends.

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

The Company has reserved $1.7 million for the settlement of a class action suit in California that alleges the Company did not properly pay its travel nurses overtime wages. While the Company believes it did not violate any overtime wage laws, it nevertheless decided to settle this class action lawsuit in December 2020.  The Company expects to pay the $1.7 million settlement sometime during its third quarter of fiscal 2021.  The Company is exposed to other asserted claims as of January 2, 2021, but the Company does not believe any of these other claims have a probability of loss. As of January 2, 2021, the Company did not have an accrual for any such other claims.  Furthermore, even if any of these other claims do result in an unfavorable outcome or settlement, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Commitments and Contingencies (Continued)
The Company had a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer did not pay the balance of accounts receivable the Company believes were owed for certain disputed projects.  As of December 28, 2019, the total amount of recorded receivables from this customer on these disputed projects was $14.1 million.  Additionally, as part of the arbitration process, the customer asserted counter-claims of $10.3 million. The arbitrator rendered a decision in this dispute in April 2020, awarding the Company $7.4 million, and the arbitration award was paid during the thirteen week period ended September 26, 2020. The counter-claims asserted against the Company of $10.3 million were denied in their entirety. For the fifty-three week period ended January 2, 2021, the Company recorded a charge of $8.4 million, including $6.7 million constituting the portion of the accounts receivable relating to the disputed projects that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.8 million in professional fees related to the dispute and arbitration, and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through November 2025.  Certain leases are subject to escalation clauses based upon changes in various factors.  The COVID-19 pandemic has had a profound impact on the Company in 2020.  This led the Company to review the guidance in ASC 360-10 to determine if an impairment of a long lived asset had occurred.  It was determined that a portion of the office space leased in a number of locations would not be utilized  through the remaining lease term.  An impairment of the right of use asset for the unused space of $2.2 million was recorded in 2020.

Maturities of lease liabilities are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases
2021	2,019	255
2022	1,505	109
2023	955	-
2024	232	-
2025	48	-
Thereafter	-	-

Total lease payments	4,759	364
Less: imputed interest	(232)	(11)
Total	$4,527	$353

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

As of January 2, 2021, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018 the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at January 2, 2021 as follows:

Fiscal Year Ending	Total
January 1, 2022	500
December 31, 2022	2,358
Estimated future contingent consideration payments	$2,858

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after January 2, 2021 are capped at a cumulative maximum of $3.1 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of January 2, 2021.  During the fifty-three week period ended January 2, 2021, the Company measured the intangibles acquired at fair value on a non-recurring basis.  Contingent consideration related to acquisitions are recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of September 26, 2020, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company’s variable-rate line of credit balances during the fifty-three week period ended January 2, 2021, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.2 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

As management prepares and executes a virtual financial close process, for the first time, there could be related implications on the internal controls performed specifically in conjunction with the preparation, review, and filing of this report. There is a risk that moving to a virtual environment in response to COVID-19 could result in certain controls (e.g., financial closing and reporting controls) being overridden or performed less frequently, or that management could be designing and implementing new controls in response to new risks. In addition, in instances where relevant controls fail, and there are no compensating controls in place, there may be fewer opportunities to timely identify or remediate control deficiencies.  There were otherwise no changes in the Company’s internal control over financial reporting during the fiscal year ended January 2, 2021, that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of January 2, 2021 based upon criteria in Internal Control-Integrated Framework issued and updated in fiscal 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of January 2, 2021, based on the criteria in Internal Control-Integrated Framework issued by COSO.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 29, 2021, the Compensation Committee of the Company’s Board of Directors approved a grant, under the Company's 2014 Omnibus Equity Compensation Plan (as amended and restated, the “2014 Plan”), of a target amount of 90,000 performance stock units (“PSUs”) to Bradley S. Vizi, the Company's Executive Chairman and President. The number of PSUs that will ultimately be earned and vested shall be determined as follows:  50% based on the level of achievement of established levels of EBITDA and 50% based on the level of achievement with respect to certain individual performance goals established by the Compensation Committee, both during a performance period beginning on January 3, 2021 and ending on January 1, 2022.   With respect to the both the EBITDA and individual performance goals, threshold, target and maximum levels of performance have been established, with the following number of PSUs to be earned with respect to each such level: threshold – 22,500; target – 45,000; maximum – 62,500.  The grant is subject to accelerated vesting in the event of a Change in Control (as defined in the 2014 Plan) prior to the end of the performance period.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 shall be included in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 shall be included in the 2021 Proxy Statement and is incorporated herein by reference.

The table below presents certain information concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s shareholders and that have not been approved by the Company’s shareholders.

Plan category	Number of securities to be potentially issued upon realization of restricted stock awards	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	709,805(1)	N/A	520,929
Equity compensation plans not approved by security holders	____________________	____________________	____________________
Total	709,805(1)	N/A	520,929

(1)  Includes time-based restricted stock units of 352,661 and time-based restricted stock awards of 357,144, none of which have an exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 shall be included in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. and 2. Financial Statement Schedules -- See “Index to Financial Statements and Schedules” on F-1.

3. See Item (b) below.

(b)	Exhibits

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

(3)(e)
Certificate of Designation of Series A-3 Junior Participating Preferred Stock of RCM Technologies, Inc.; incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020 (the “May 2020 8-K”).

		(4)(a)	Description of Capital Stock. (Filed herewith)

(4)(b)
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
Amendment No. 1 to Executive Severance Agreement between RCM Technologies, Inc. and Kevin Miller dated December 26, 2017; incorporated by reference to Exhibit 10(x) to the Registrant’s Annual Report on Form 10-K for this fiscal year ended December 28, 2019, filed with the Securities and Exchange Commission on March 8, 2018.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

	*	(10)(e)
RCM Technologies, Inc. Amended and Restated 2014 Omnibus Equity Compensation Plan (as amended through December 17, 2020); incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 18, 2020.

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

(10)(m)
Amendment No. 2 to Third Amended and Restated Loan Agreement, dated as of June 2, 2020, by and among the Company and all of its subsidiaries, and Citizens Bank, N.A., a national banking association (as successor by merger to Citizens Bank of Pennsylvania), in its capacities as lender and as administrative agent and arranger; incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2020.

(10)(n)
Amendment No. 3 to Third Amended and Restated Loan Agreement, dated as of September 29, 2020, by and among the Company and all of its subsidiaries, and Citizens Bank, N.A., a national banking association (as successor by merger to Citizens Bank of Pennsylvania), in its capacities as lender and as administrative agent and arranger; incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2020.

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

RCM Technologies, Inc.

Date: April 2, 2021	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: April 2, 2021	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 2, 2021	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: April 2, 2021	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: April 2, 2021	By:	/s/ Roger H. Ballou
Roger H. Ballou
Director

Date: April 2, 2021	By:	/s/ Richard A. Genovese
Richard A. Genovese
Director

Date: April 2, 2021	By:	/s/ Swarna Kakodkar
Swarna Kakodkar
Director

Date: April 2, 2021	By:	/s/ Jayanth S. Komarneni
Jayanth S. Komarneni
Director

RCM TECHNOLOGIES, INC.

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS January 2, 2021 and December 28, 2019 (Amounts in thousands, except share and per share amounts, unless otherwise indicated)

	January 2,	December 28,
	2021	2019

Current assets:
Cash and cash equivalents	$734	$1,847
Accounts receivable, net	36,007	59,760
Transit accounts receivable	2,494	4,906
Prepaid expenses and other current assets	4,699	4,144
Total current assets	43,934	70,657

Property and equipment, net	2,078	2,717

Other assets:
Deposits	169	209
Deferred tax assets, net, domestic	3,300	-
Goodwill	16,354	16,354
Operating right of use asset	2,409	5,820
Intangible assets, net	95	416
Total other assets	22,327	22,799

Total assets	$68,339	$96,173

Current liabilities:
Accounts payable and accrued expenses	$7,895	$6,220
Transit accounts payable	4,900	4,552
Accrued payroll and related costs	12,877	7,713
Finance lease payable	247	315
Income taxes payable	436	130
Operating right of use liability	1,886	2,134
Liability for contingent consideration from acquisitions	500	344
Total current liabilities	28,741	21,408

Deferred tax liability, foreign	365	382
Deferred tax liability, net, domestic	-	395
Finance lease payable	106	189
Liability for contingent consideration from acquisitions	2,358	2,714
Operating right of use liability, net of current position	2,641	3,921
Borrowings under line of credit	11,890	34,761
Total liabilities	46,101	63,770

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
16,224,191 shares issued and 11,542,880 shares outstanding at January 2, 2021 and 15,826,891 shares issued and 13,003,719 shares outstanding at December 28, 2019	811	791
Stock subscription receivable	(420)	-
Additional paid-in capital	109,588	108,452
Accumulated other comprehensive loss	(2,550)	(2,748)
Accumulated deficit	(67,974)	(59,105)
Treasury stock (4,681,311 shares at January 2, 2021 and 2,823,172 at December 28, 2019) at cost	(17,217)	(14,987)
Stockholders’ equity	22,238	32,403

Total liabilities and stockholders’ equity	$68,339	$96,173

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended January 2, 2021 and December 28, 2019
(Dollars in thousands, except per share amounts, unless otherwise indicated)

	January 2, 2021	December 28, 2019

Revenues	$150,409	$191,100
Cost of services	111,554	142,508
Gross profit	38,855	48,592

Operating costs and expenses
Selling, general and administrative	37,551	40,390
Depreciation and amortization of property and equipment	1,065	1,261
Amortization of acquired intangible assets	321	327
Write-off of receivables and professional fees incurred related to arbitration	8,397	-
Impairment of right of use assets and related costs	2,231	-
Tax credit professional fees	240	47
Operating costs and expenses	49,805	42,025

Operating (loss) income	(10,950)	6,567

Other (expense) income
Interest expense and other, net	(778)	(1,695)
Change in fair value of contingent consideration	(145)	(61)
(Loss) gain on foreign currency transactions	(184)	11
Other expense, net	(1,107)	(1,745)

(Loss) income before income taxes	(12,057)	4,822
Income tax (benefit) expense	(3,188)	764

Net (loss) income	($8,869)	$4,058

Basic and diluted net (loss) income per share	($0.73)	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
 Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Dollars in thousands unless otherwise indicated)

	January 2,	December 28,
	2021	2019

Net (loss) income	($8,869)	$4,058
Other comprehensive income	198	7
Total comprehensive (loss) income	($8,671)	$4,065

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Amounts in thousands, except share amounts, unless otherwise indicated)

	Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount					Shares	Amount

Balance, December 29, 2018	15,578,345	$778	-	$107,326	($2,755)	($63,163)	2,823,172	($14,987)	$27,199

Issuance of stock under employee stock purchase plan	118,526	6	-	315	-	-	-	-	321
Translation adjustment	-	-	-	-	7	-	-	-	7
Issuance of stock upon vesting of restricted share awards	130,020	7	-	(7)	-	-	-	-	-
Share based compensation expense	-	-	-	806	-	-	-	-	806
Accrued dividends forfeited	-	-	-	12	-	-	-	-	12
Net income	-	-	-	-	-	$4,058	-	-	$4,058

Balance, December 28, 2019	15,826,891	$791	-	$108,452	($2,748)	($59,105)	2,823,172	($14,987)	$32,403
			-
Issuance of stock under employee stock purchase plan	117,983	6	-	202	-	-	-	-	208
Stock subscription receivable	-	-	(420)	420	-	-	-	-	-
Translation adjustment	-	-	-	-	198	-	-	-	198
Issuance of stock upon vesting of restricted share awards	279,317	14	-	(14)	-	-	-	-	-
Equity compensation expense from awards issued	-	-	-	528	-	-	-	-	528
Purchase of treasury stock	-	-	-	-	-	-	1,858,139	(2,230)	(2,230)
Net loss	-	-	-	-	-	(8,869)	-	-	(8,869)

Balance, January 2, 2021	16,224,191	$811	($420)	$109,588	($2,550)	($67,974)	4,681,311	($17,217)	$22,238

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Fiscal Years Ended January 2, 2021 and December 28, 2019 (Dollars in thousands unless otherwise indicated)

	January 2, 2021	December 28, 2019
Cash flows from operating activities:
Net (loss) income	($8,869)	$4,058

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,386	1,588
Change in fair value of contingent consideration	145	61
Impairment of right of use assets and related costs	2,231	-
Equity compensation expense	1,108	806
Provision for losses on accounts receivable	7,911	322
Deferred income tax (benefit) expense	(3,712)	1,104
Changes in assets and liabilities:
Accounts receivable	15,947	(7,626)
Prepaid expenses and other current assets	(162)	(645)
Net of transit accounts receivable and payable	2,757	(293)
Accounts payable and accrued expenses	1,639	(3,085)
Accrued payroll and related costs	4,557	(1,342)
Right of use assets	1,490	(5,820)
Right of use liabilities	(1,529)	6,056
Income taxes payable	304	38
Total adjustments	34,072	(8,836)
Net cash provided by (used in) operating activities	25,203	(4,778)

Cash flows from investing activities:
Property and equipment acquired	(460)	(367)
Decrease in deposits	41	4
Net cash used in investing activities	(419)	(363)

Cash flows from financing activities:
Borrowings under line of credit	73,238	95,554
Repayments under line of credit	(96,109)	(88,332)
Issuance of stock for employee stock purchase plan	208	321
Changes in finance lease obligations	(394)	(318)
Contingent consideration paid	(345)	(598)
Payment of note payable for treasury stock	(2,230)	-
Net cash (used in) provided by financing activities	(25,632)	6,627
Effect of exchange rate changes on cash and cash equivalents	(265)	(121)
(Decrease) increase in cash and cash equivalents	(1,113)	1,365
Cash and cash equivalents at beginning of period	1,847	482

Cash and cash equivalents at end of period	$734	$1,847

Supplemental cash flow information:
Cash paid for:
Interest	$1,026	$1,657
Income taxes	$264	$290

Non-cash financing activities:
Equity awards issued	$492	$436
Dividend forfeited on unvested restricted share awards	$ -	$ 12
Software purchase under finance leases	$258	$126

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
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

Cash and Cash Equivalents

The Company considers its holdings of highly liquid money-market instruments and certificates of deposits to be cash equivalents if the securities mature within 90 days from the date of acquisition.  These investments are carried at cost, which approximates fair value.  The Company’s cash balances are maintained in accounts held by major banks and financial institutions.  The majority of these balances may exceed federally insured amounts.  The Company held $42 and $56 of cash and cash equivalents in Canadian banks as of January 2, 2021 and December 28, 2019, respectively, which was held principally in Canadian dollars.  The Company held $246 and $129 of cash and cash equivalents in Serbian banks as of January 2, 2021 and December 28, 2019, respectively, which was held in various currencies.

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
Fiscal Years Ended January 2, 2021 and December 28, 2019
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
Fiscal Years Ended January 2, 2021 and December 28, 2019
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

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with FASB ASC 350 “Intangibles - Goodwill and Other.”  The Company tests goodwill for impairment on an annual basis as of the last day of the Company’s fiscal December each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company has three reporting units.  The Company uses a market-based approach to determine the fair value of the reporting units.  This approach uses earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as measures of fair value of our reporting units. The Company adopted Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” effective December 28, 2019 which has eliminated Step 2 from the goodwill impairment test. Under this update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.

The Company did not record a goodwill impairment charge in fiscal years ended January 2, 2021 and December 28, 2019.  There can be no assurance that future indicators of impairment and tests of goodwill impairment will not result in an impairment charge.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
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

Software

In accordance with FASB ASC 350-40 “Accounting for Internal Use Software,” certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software.  During the fiscal years ended January 2, 2021 and December 28, 2019, the Company capitalized $305 and $139, respectively, for software costs.  The net balance after accumulated depreciation for all software costs capitalized as of January 2, 2021 and December 28, 2019 was $1,389 and $1,726, respectively.

Income Taxes

The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings.  These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance.  The Company evaluated the deferred tax assets and determined on the basis of objective factors that the net assets will be realized through future years’ taxable income.  In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.  The Company did not have any valuation allowance as of January 2, 2021 or December 28, 2019.

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
Fiscal Years Ended January 2, 2021 and December 28, 2019
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

The following table presents our revenues disaggregated by revenue source for the fifty-three week period ended January 2, 2021 and the fifty-two week period December 28, 2019:

	January 2, 2021	December 28, 2019
Engineering:
Time and Material	$43,359	$55,195
Fixed Fee	14,145	12,678
Permanent Placement Services	211	-
Total Engineering	$57,715	$67,873

Specialty Health Care:
Time and Material	$59,692	$88,057
Permanent Placement Services	789	1,291
Total Specialty Health Care	$60,481	$89,348

Information Technology:
Time and Material	$31,723	$33,384
Permanent Placement Services	490	495
Total Information Technology	$32,213	$33,879
	$150,409	$191,100

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
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

Permanent Placement Services
The Company earns permanent placement fees from providing permanent placement services.  Fees for placements are recognized at the time the candidate commences employment.  The Company guarantees its permanent placements on a prorated basis for 90 days.  In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate.  In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client.  An allowance for refunds, based upon the Company’s historical experience, is recorded in the financial statements.  Permanent placement revenue was $1.5 million for the fiscal year ended January 2, 2021 and $1.8 million for the fiscal year ended December 28, 2019.

The deferred revenue balance as of both January 2, 2021 and December 28, 2019 was $0.4 million. These amounts are included in accounts payable and accrued expense in the accompanying consolidated balance sheets at that date.  Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence.  For the fifty-three week period ended January 2, 2021 and the fifty-two week period ended December 28, 2019, the Company recognized revenue of $0.4 million and $0.2 million, respectively, that was included in deferred revenue at the beginning of the reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Transit Receivables and Transit Payables
From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $2.5 million and related transit accounts payable was $4.9 million, for a net payable of $2.4 million, as of January 2, 2021.  The transit accounts receivable was $4.9 million and related transit accounts payable was $4.6 million, for a net receivable of $0.3 million, as of December 28, 2019.

Concentration

During the fiscal year ended January 2, 2021, New York City Board of Education represented 10.6% of the Company’s revenues.  No other client accounted for 10% or more of total revenues during the year.  As of January 2, 2021, the following clients represented more than 10.0% of the Company’s accounts receivable, net: New York City Board of Education was 11.8% and Hawaii Department of Education was 10.6%.  No other customer accounted for 10% or more of the Company’s accounts receivable, net. The Company’s five, ten and twenty largest customers accounted for approximately 33.4%, 46.6% and 60.7%, respectively, of the Company’s revenues for the fiscal year ended January 2, 2021.

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
Fiscal Years Ended January 2, 2021 and December 28, 2019
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

Restricted share awards are recognized at their fair value.  The amount of compensation cost is measured on the grant date fair value of the equity instrument issued.  The compensation cost of the restricted share awards is recognized over the vesting period of the restricted share awards on a straight-line basis.  Restricted share awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s restricted stock unit fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  Dividends for restricted share awards that ultimately do not vest are forfeited.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $800 and $855 for the fiscal years ended January 2, 2021 and December 28, 2019, respectively.

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

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 2, 2021 (fiscal 2020) was a 53-week reporting year.  The fiscal year ended December 28, 2019 (fiscal 2019) was a 52-week reporting year.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
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

The Company re-measures the fair value of the contingent consideration at each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings in the accompanying consolidated statement of operations.

4.	ACCOUNTS RECEIVABLE, TRANSIT ACCOUNTS RECEIVABLE AND TRANSIT ACCOUNTS PAYABLE

The Company’s accounts receivable are comprised as follows:

	January 2, 2021	December 28, 2019
Billed	$25,926	$29,214
Accrued and unbilled	8,219	13,824
Work-in-progress	3,612	4,352
Accounts receivable subject to arbitration	-	14,095
Allowance for sales discounts and doubtful accounts	(1,750)	(1,725)

Accounts receivable, net	$36,007	$59,760

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
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

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $2.5 million and related transit accounts payable was $4.9 million, for a net payable of $2.4 million, as of January 2, 2021.  The transit accounts receivable was $4.9 million and related transit accounts payable was $4.6 million, for a net receivable of $0.3 million, as of December 28, 2019.

The Company had a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer did not pay the balance of accounts receivable the Company believes were owed for certain disputed projects.  As of December 28, 2019, the total amount of recorded receivables from this customer on these disputed projects was $14.1 million.  Additionally, as part of the arbitration process, the customer asserted counter-claims of $10.3 million. The arbitrator rendered a decision in this dispute in April 2020, awarding the Company $7.4 million, and the arbitration award was paid during the fifty-three week period ended January 2, 2021. The counter-claims asserted against the Company of $10.3 million were denied in their entirety. For the fifty-three week period ended January 2, 2021, the Company recorded a charge of $8.4 million, including $6.7 million constituting the portion of the accounts receivable relating to the disputed projects that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.8 million in professional fees related to the dispute and arbitration, and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

5.    PROPERTY AND EQUIPMENT (CONTINUED)

Property and equipment are comprised of the following:

	January 2, 2021	December 28, 2019
Equipment and furniture	$264	$319
Computers and systems	4,686	5,628
Leasehold improvements	236	308
	5,185	6,255

Less: accumulated depreciation and amortization	3,107	3,538

Property and equipment, net	$2,078	$2,717

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $1,529 and $2,781 during the fiscal years ended January 2, 2021 and December 28, 2019, respectively.  For the fiscal years ended January 2, 2021 and December 28, 2019, depreciation and amortization expense for property and equipment was $1,065 and $1,261, respectively.

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

Future Contingent Payments
As of January 2, 2021, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at January 2, 2021 as follows:

Fiscal Year Ending	Total
January 1, 2022	500
December 31, 2022	2,358
Estimated future contingent consideration payments	$2,858

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after January 2, 2021 are capped at a cumulative maximum of $3.1 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of January 2, 2021.  During the fifty-three week period ended January 2, 2021, the Company measured contingent consideration at fair value on a non-recurring basis.  Contingent consideration related to acquisitions are recorded at fair value level 3 due to the lack of observable market inputs. Changes in fair value are recorded in other (expense) income, net.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
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

The Company paid contingent consideration of $0.3 million and $0.6 million during the fifty-three week period ended January 2, 2021 and the fifty-two week period ended December 28, 2019, respectively.

The changes in the liability for contingent consideration from acquisitions for the fifty-three week period ended January 2, 2021 and the fifty-two week period ended December 28, 2019 are as follows:

Balance as of December 29, 2018	$4,773

Contingent payments made	(598)
Increase to contingent payment estimates	(1,178)
Changes in fair value of contingent payments	61

Balance as of December 28, 2019	$3,058

Contingent payments made	(345)
Changes in fair value of contingent consideration	145

Balance as of January 2, 2021	$2,858

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

7.    GOODWILL

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  During the fifty-three week period ended January 2, 2021, the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic.  While COVID-19 has negatively impacted the Company, and the Company expects this negative impact to continue at least through the first half of fiscal 2021 and likely beyond, the Company did not conclude in such review that this negative impact is permanent.  The Company has determined that no other indicators of impairment of goodwill existed during the fifty-three week period ended January 2, 2021 and fifty-two week period ended December 28, 2019.  As such, no impairment loss on the Company’s goodwill during the fifty-three week period ended January 2, 2021 or the fifty-two week period ended December 28, 2019 was recorded as a result of such review.

The changes in the carrying amount of goodwill for the fifty-three week period ended January 2, 2021 and the fifty-two week period ended December 28, 2019 are as follows:

	Engineering	Specialty Health Care	Information Technology	Total
Balance as of December 29, 2018	$13,096	$2,398	$2,038	$17,532

Adjustment to final TKE purchase price	(1,178)	-	-	(1,178)

Balance as of December 28, 2019	$11,918	$2,398	$2,038	$16,354

No change in fiscal 2020	-	-	-	-

Balance as of January 2, 2021	$11,918	$2,398	$2,038	$16,354

8.    INTANGIBLE ASSETS

The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When the Company determines that it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value.  Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.  The Company’s intangible assets consist of customer relationships and non-compete agreements.  During the fifty-three week period ended January 2, 2021 and the fifty-two week period ended December 28, 2019, the Company reviewed the carrying value of its intangible assets due to the events and circumstances surrounding the COVID-19 pandemic.  While COVID-19 has negatively impacted the Company, and the Company expects this negative impact to continue at least through the first half of fiscal 2021 and likely beyond, the Company does not believe at this time that this negative impact is permanent. As such, no impairment loss on the Company’s intangible assets during the fifty-three week period ended January 2, 2021 and the fifty-two week period ended December 28, 2019 was recorded as a result of such review.

All of the Company’s intangible assets are associated with the Engineering segment.  Intangible assets other than goodwill are amortized over their useful lives.  Intangible assets are carried at cost, less accumulated amortization.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

8.    INTANGIBLE ASSETS (CONTINUED)

Details of intangible assets by class at January 2, 2021 and December 28, 2019:

	January 2, 2021	December 28, 2019
Restricted covenants	$12	$28
Customer relationships	83	388

Total intangible assets	$95	$416

Amortization of acquired intangible assets for the fifty-three week period ended January 2, 2021 and the fifty-two week period ended December 28, 2019 was $321 and $327, respectively.  The remaining intangible asset balance will be amortized during fiscal 2021.

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

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the fifty-three week period ended January 2, 2021 and fifty-two week period ended December 28, 2019 were 2.7% and 4.4%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  As of January 2, 2021, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended).  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of January 2, 2021 and December 28, 2019 were $11.9 million and $34.8 million, respectively.  At January 2, 2021 and December 28, 2019 there were letters of credit outstanding for $1.9 million and $1.6 million, respectively.  At January 2, 2021, the Company had availability for additional borrowings under the Revolving Credit Facility of $31.2 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
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

10.  PER SHARE DATA

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings (loss) per share for the fiscal years ended January 2, 2021 and December 28, 2019 was determined as follows:

	Fiscal Years Ended
	January 2, 2021	December 28, 2019
Basic weighted average shares outstanding	12,152,042	12,913,912
Dilutive effect of outstanding restricted share awards	-	58,241

Weighted average dilutive shares outstanding	12,152,042	12,972,153

Because the year ended January 2, 2021 recorded a net loss, the otherwise dilutive effect of 46,873 outstanding restricted share awards has not been included in the weighted average diluted shares outstanding.  For the years ended January 2, 2021 and December 28, 2019, there were no anti-dilutive shares not included in the calculation of common stock equivalents.

Unissued shares of common stock were reserved for the following purposes:

	January 2, 2021	December 28, 2019
Time-based restricted stock awards outstanding	459,805	151,725
Unvested subscription restricted share awards	250,000	-
Performance-based restricted stock awards outstanding	-	240,000
Future grants of options or shares	520,929	268,326
Shares reserved for employee stock purchase plan	149,894	267,877

Total	1,380,628	927,928

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION

At January 2, 2021, the Company had two share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards typically vest over periods ranging from one to three years and expire within 10 years of issuance.  The Company may also issue immediately vested equity awards.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company expenses performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense of $1,109 and $806 was recognized for the fiscal years ended January 2, 2021 and December 28, 2019, respectively.  Fiscal year ended January 2, 2021 did not include any expense associated with performance-based awards.  Share based compensation for the fiscal year ended December 28, 2019 included estimated expense of $228 for performance-based awards.  As of January 2, 2021, there were no performance-based restricted stock awards outstanding.

As of January 2, 2021, the Company had $1.1 million of total unrecognized compensation cost related to all time-based non-vested share-based awards outstanding. The Company expects to recognize this expense over approximately two years.  These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

2014 Omnibus Equity Compensation Plan (the 2014 Plan)

The 2014 Plan, approved by the Company’s shareholders in December 2014, initially provided for the issuance of up to 625,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries, or consultants and advisors utilized by the Company.  In fiscal 2016 and fiscal 2020, the Company amended and restated the 2014 Plan with shareholder approval to increase the aggregate number of shares of stock reserved for issuance under the Plan by an additional 500,000 and 850,000 shares, respectively, so that the total number of shares of stock reserved for issuance under the Plan is 1,975,000 shares.  The expiration date of the Plan is December 17, 2030, unless the 2014 Plan is terminated earlier by the Board or is extended by the Board with the approval of the stockholders.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.

As of January 2, 2021, under the 2014 Plan, 709,805 time-based shares were outstanding, there were no performance-based restricted share awards outstanding and 520,929 shares were available for awards thereunder.

The market value of equity grants for the fifty-three week period ended January 2, 2021 and the fifty-two week period ended December 28, 2019 was $1.5 million and $1.1 million respectively.

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
Fiscal Years Ended January 2, 2021 and December 28, 2019
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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions.  During the fiscal years ended January 2, 2021 and December 28, 2019, there were 117,983 and 118,526 shares issued under the Purchase Plan for net proceeds of $208 and $321, respectively.  As of January 2, 2021, there were 149,894 shares available for issuance under the Purchase Plan.  Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the fiscal years ended January 2, 2021 and December 28, 2019 was $44 and $91, respectively.

Time-Based Restricted Stock Awards / Stock Subscription Receivable

From time-to-time the Company issues time-based restricted stock awards.  These time-based restricted stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s restricted stock award fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.  As of January 2, 2021, there were no accrued dividends.  Dividends for time-based restricted stock awards that ultimately do not vest are forfeited.

The following summarizes the activity in the time-based restricted stock awards under the 2014 Plan during the fifty-three week period ended January 2, 2021:

	Number of Time-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2019	151,725	$3.64
Granted	719,805	$1.88
Vested	(139,225)	$3.61
Forfeited or expired	(22,500)	$1.55
Outstanding non-vested at January 2, 2021	709,805	$1.92

Based on the closing price of the Company’s common stock of $2.07 per share on December 31, 2020 (the last trading day prior to January 2, 2021), the intrinsic value of the time-based non-vested restricted stock awards at January 2, 2021 was approximately $1.5 million.  As of January 2, 2021, there was approximately $1.1 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over the vesting period of the restricted stock awards.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

Time-Based Restricted Stock Awards / Stock Subscription Receivable (Continued)

In December 2020, the Company granted senior management a one-time restricted stock award of 250,000 shares in exchange for a stock subscription receivable.  The shares will be acquired by senior management through repayment of the stock subscription receivable over twelve months beginning in January 2021 and ending in December 2021.

During fiscal 2020, the Company awarded 100,092 immediately vested share awards at an average price of $1.33.

Performance-Based Restricted Stock Awards

From time-to-time the Company issues performance-based restricted stock awards to its executives.  Performance-based restricted stock awards are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee. These performance-based restricted stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period on any stock awards that actually vest, if any.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.  As of January 2, 2021, there were no accrued dividends.  Dividends for performance-based restricted stock awards that ultimately do not vest are forfeited.

To date, the Company has issued performance-based restricted stock awards only under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock awards during the fifty-three week period ended January 2, 2021:

	Number of Performance- Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2019	240,000	$4.81
Granted	-	-
Vested	(40,000)	$4.38
Forfeited or expired	(200,000)	$4.89
Outstanding non-vested at January 2, 2021	-	-

As of January 2, 2021,there were no outstanding performance-based restricted stock awards. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing additional compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period. If at a later measurement date the Company determines that performance-based restricted stock awards deemed as likely to vest are deemed as unlikely to vest, the expense recognized will be reversed.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 29, 2018	347,372	$4.74
Granted – time-based vesting	99,225	$3.02
Granted – performance-based vesting	167,148	$4.35
Vested	(130,020)	$3.91
Forfeited or expired	(92,000)	$4.98
Outstanding non-vested at December 28, 2019	391,725	$4.36
Granted – time-based vesting	719,805	$1.88
Granted – performance-based vesting	-	-
Vested	(179,225)	$3.78
Forfeited or expired	(222,500)	$4.55
Outstanding non-vested at January 2, 2021	709,805	$1.92

Based on the closing price of the Company’s common stock of $2.07 per share on December 31, 2020, the intrinsic value of all restricted share awards at January 2, 2021 was $1.5 million.  This amount does not include any intrinsic value that may be associated with the performance-based restricted share awards that are deemed unlikely to vest.

12.	TREASURY STOCK TRANSACTIONS

On June 2, 2020, the Company entered into a stock purchase agreement with certain stockholders of the Company, whereby the Company purchased an aggregate of 1,858,139 shares of the Company’s common stock for a negotiated purchase price of $1.20 per share or $2.2 million in total. The negotiated price of $1.20 per share was less than the lowest trading price of the stock on the day of the repurchase.  The consideration paid by the Company consisted entirely of an unsecured subordinated promissory note for $2.2 million. The note accrues interest at an annual rate of 9.0%, compounded annually, payable quarterly in arrears commencing on September 1, 2020 and continuing on each December 1, March 1, June 1 and September 1 thereafter, and initially had a maturity date of August 10, 2023. On September 25, 2020, the Company repaid the subordinated promissory note in the amount of $2.2 million.

The shares repurchased on June 2, 2020 were not purchased under a stock repurchase plan.  The Company did not repurchase any shares in the comparable prior year period.

On January 13, 2021, the Company’s Board of Directors authorized a program to repurchase shares of the Company’s common stock constituting, in the aggregate, up to an amount not to exceed $7.5 million, consistent with the maximum limitation set forth by the Company’s revolving line of credit.  The program is designed to provide the Company with enhanced flexibility over the long term to optimize its capital structure.  Shares of the common stock may be repurchased in the open market or through negotiated transactions.  The program may be terminated or suspended at any time at the discretion of the Company.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
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
Fiscal Years Ended January 2, 2021 and December 28, 2019
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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the segments consistent with the Company’s management system:

Fiscal Year Ended January 2, 2021	Engineering	Specialty Health Care	Information Technology	Corporate	Total

Revenue	$57,715	$60,481	$32,213	$ -	$150,409

Cost of services	41,227	47,116	23,211	-	111,554

Gross profit	16,488	13,365	9,002	-	38,855

Selling, general and administrative	12,931	15,504	9,116	-	37,551

Depreciation and amortization of property and equipment	638	319	108	-	1,065

Amortization of acquired intangible assets	321	-	-	-	321

Write-off of receivables and professional fees incurred related to arbitration	8,397	-	-	-	8,397

Impairment of right of use assets and related costs	-	-	-	2,231	2,231

Tax credit professional fees	-	-	-	240	240

Operating income (loss)	($5,799)	($2,458)	($222)	($2,471)	($10,950)

Total assets as of January 2, 2021	$33,782	$19,141	$7,498	$7,918	$68,339
Capital expenditures	$26	$36	$48	$350	$460

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
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

The Company derives a majority of its revenue from offices in the United States.  Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenues by geographic area for the fiscal years ended January 2, 2021 and December 28, 2019 are as follows:

	Fiscal Year Ended
	January 2,	December 28,
	2021	2019
Revenues
United States	$126,238	$166,750
Canada	15,310	16,822
Puerto Rico	5,702	4,942
Serbia	3,159	2,586
	$150,409	$191,100

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.   SEGMENT INFORMATION (CONTINUED)

Total assets by geographic area as of the reported periods are as follows:

	Fiscal Year Ended
	January 2,	December 28,
	2021	2019
Total Assets
United States	$56,308	$82,110
Canada	7,067	9,638
Puerto Rico	1,483	1,103
Serbia	3,481	3,322
	$68,339	$96,173

15.   INCOME TAXES

Generally, the Company’s relative income or loss generated in each of its jurisdictions can materially impact the consolidated effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income, versus United States pretax income.  The consolidated effective income tax rate for fiscal 2020 was 26.4% as compared to 15.8% for the comparable prior year period.  The Company’s United States Federal statutory tax rate for the fifty-three week period ended January 2, 2021 and the comparable prior year period, before any adjustments, was 21.0%.  The income tax provisions reconciled to the tax computed at the United States Federal statutory rate for both fiscal 2020 and 2019 are as follows:

	January 2, 2021	December 28, 2019
Federal statutory rate	21.0%	21.0%
Tax expense on taxable (loss) income at federal statutory rate	($2,532)	$1,013
State and Puerto Rico income taxes, net of Federal income tax benefit	(535)	305
Prior year United States R&D tax credits in current year	-	(668)
Permanent differences	154	77
Foreign income tax rates	(21)	(101)
Adjustments to NOL and repatriation taxes	(53)	154
Other	(201)	(16)
Total income tax expense	($3,188)	$764

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.   INCOME TAXES (CONTINUED)

The Company did not experience any significant adjustments that impacted its 2020 income tax benefit of $3.2 million.  The Company experienced the following significant adjustments for the 2019 fiscal year that impacted its net income tax expense of $0.8 million: prior year United States R&D tax credits of $0.7 million recognized in fiscal 2019, and expense from changes to its United States net operating loss carryforward and repatriation taxes of $0.2 million.

The components of income tax expense are as follows:

	Fiscal Years Ended
	January 2, 2021	December 28, 2019
Current
Federal	($32)	($688)
State and local	174	181
Foreign	382	166
	524	(341)

Deferred
Federal	(2,844)	892
State	(851)	229
Foreign	(17)	(16)
	(3,755)	1,105
Total	($3,188)	$764

The components of earnings before income taxes by United States and foreign jurisdictions were as follows:

	Fiscal Years Ended
	January 2, 2021	December 28, 2019
United States	($13,898)	$3,626
Foreign jurisdictions	1,841	1,196
	($12,057)	$4,822

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.   INCOME TAXES (CONTINUED)

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes and records such amounts to interest expense.  The Company recorded no expense for penalties or interest in the fiscal years ended January 2, 2021 and December 28, 2019.

At January 2, 2021 and December 28, 2019, deferred tax assets and liabilities consist of the following:

	January 2, 2021	December 28, 2019
Deferred tax assets:
Allowance for doubtful accounts	$455	$432
Federal and state net operating loss carryforward	2,634	330
Reserves and accruals	1,491	255
Other	318	185
Total deferred tax assets	4,898	1,202

Deferred tax liabilities:
Acquisition amortization, net	(716)	(569)
Prepaid expense deferral	(602)	(701)
Bonus depreciation to be reversed	(280)	(327)
Canada deferred tax liability, net	(365)	(382)
Total deferred tax liabilities	(1,963)	(1,979)
Total deferred tax assets (liabilities), net	$2,935	($777)

The Company has gross net operating losses of $8.4 million and $13.6 million to be applied to the net income of future federal and state tax returns, respectively. The principal amount of the federal net operating loss has an unlimited life. The Company conducts business in many states. Net operating losses in these states expire at differing periods but the majority of these expire from 2038 through 2040.

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes and records such amounts to interest expense. The Company recorded no expense for penalties or interest in the fiscal years ended January 2, 2021 and December 28, 2019.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Puerto Rico and Serbia. The Company and its subsidiaries file a consolidated United States Federal income tax return and file in various states. The Company’s federal income tax returns have been examined through 2017.  The Company has no open federal audits as of January 2, 2021.  The State of New Jersey is currently examining fiscal tax years 2009 through 2012.  Except for New Jersey and other limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2017.  The Company is no longer subject to audit in Canada for the tax years prior to tax year 2016.  The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2010.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

16.	CONTINGENCIES

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the ordinary business course.  These matters may relate to professional liability, tax, compensation, contract, competitor disputes, and employee-related matters and include individual and class action lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment and compensation practices. Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations, and legal actions relating to the Company’s professional services. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters.

As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made.

The Company has reserved $1.7 million for the settlement of a class action suit in California that alleges the Company did not properly pay its travel nurses overtime wages. While the Company believes it did not violate any overtime wage laws, it nevertheless decided to settle this class action lawsuit in December 2020.  The Company expects to pay the $1.7 million settlement sometime during its third quarter of fiscal 2021.  The Company is exposed to other asserted claims as of January 2, 2021, but the Company does not believe any of these other claims have a probability of loss. As of January 2, 2021, the Company did not have an accrual for any such other claims.  Furthermore, even if any of these other claims do result in an unfavorable outcome or settlement, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

The Company had a dispute with a customer that is a major utility in the United States. Both parties agreed in fiscal 2017 to resolve this dispute through binding arbitration.  Arbitration hearings with this customer started in fiscal 2018.  Essentially, the customer did not pay the balance of accounts receivable the Company believes were owed for certain disputed projects.  As of December 28, 2019, the total amount of recorded receivables from this customer on these disputed projects was $14.1 million.  Additionally, as part of the arbitration process, the customer asserted counter-claims of $10.3 million. The arbitrator rendered a decision in this dispute in April 2020, awarding the Company $7.4 million, and the arbitration award was paid during the fifty-three week period ended January 2, 2021. The counter-claims asserted against the Company of $10.3 million were denied in their entirety. For the fifty-three week period ended January 2, 2021, the Company recorded a charge of $8.4 million, including $6.7 million constituting the portion of the accounts receivable relating to the disputed projects that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.8 million in professional fees related to the dispute and arbitration, and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

17.   RETIREMENT PLANS

Profit Sharing Plans

The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees in the United States and other similar plans in Canada, Puerto Rico and Serbia (the “Retirement Plans”).  The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the Retirement Plans.  Contributions to the Retirement Plans charged to operations by the Company for the fiscal years ended January 2, 2021 and December 28, 2019 were $217 and $296, respectively.

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

In connection with the continuing developments from COVID-19, the Company has reduced its leased office space as a result of its employees moving to a remote work environment.  The Company does not believe there is an opportunity to sublet any of the vacant office space due to the current commercial rental marketplace.  This decision and reduction in the use of the office spaces resulted in a right-of-use asset impairment of $1.9 million.  This loss was determined by identifying the fair value of the impacted right-of-use assets as compared to the carrying value of the assets as of the measurement date, in accordance with Property, Plant and Equipment Topic of the FASB ASC.  The fair value of the right-of-use assets was based on the remaining term of each lease.  In addition, the Company wrote off a total of $0.3 million in other office lease costs and obsolete equipment.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.   COMMITMENTS (CONTINUED)

Leases (Continued)

On December 30, 2018, the Company adopted ASC 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning December 30, 2018 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases. The standard had a material impact on the Company’s Consolidated Condensed Balance Sheet but did not have a significant impact on the Company’s consolidated net earnings and cash flows. The most significant impact was the recognition of right of use assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. For leases that commenced before the effective date of ASC 842, the Company elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases.  Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates before December 30, 2018.

As a result of the cumulative impact of adopting ASC 842, the Company recorded operating lease right of use assets of $3.9 million and operating lease liabilities of $4.1 million as of December 30, 2018, primarily related to real estate and office equipment leases, based on the present value of the future lease payments on the date of adoption.

The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The right of use asset also consists of any lease incentives received. The lease terms used to calculate the right of use asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition. The Company has lease agreements which require payments for lease and non-lease components.  The Company has elected to account for these as a single lease component with the exception of its real estate leases.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.   COMMITMENTS (CONTINUED)

Leases (Continued)

The components of lease expense were as follows:

	Fifty-Three Week Period Ended January 2, 2021	Fifty-Two Week Period Ended December 28, 2019

Operating lease cost	$2,524	$2,314

Amortization of right of use assets	$366	$305
Interest on lease liabilities	10	8
Total finance lease cost	$376	$313

Supplemental Cash Flow information related to leases was as follows:

	Fifty-Three Week Period Ended January 2, 2021	Fifty-Two Week Period Ended December 28, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,589	$2,290
Operating cash flows from finance leases	$7	$8
Financing cash flows from finance leases	$402	$310

Right of use assets obtained in exchange for lease obligations
Operating leases	$1,257	$7,894
Finance leases	$258	$126

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.   COMMITMENTS (CONTINUED)

Leases (Continued)

Supplemental Balance Sheet information as of January 2, 2021 related to leases was as follows:

	Fifty-Three Week Period Ended January 2, 2021	Fifty-Two Week Period Ended December 28, 2019
Operating leases
Operating lease right of use assets	$2,409	$5,820

Operating right of use liability - current	($1,886)	($2,134)
Operating right of use liability - non-current	(2,641)	(3,921)
Total operating lease liabilities	($4,527)	($6,055)

Finance leases
Property and equipment - (right of use assets)	$1,140	$985
Accumulated depreciation	(746)	(475)
Property and equipment, net	$394	$510

Other current liabilities	($247)	($315)
Other long term liabilities	(106)	(189)
Total finance lease liabilities	($353)	($504)

Weighted average remaining lease term
Operating leases	2.03 Years	2.54 Years
Finance leases	1.45 Years	1.62 Years

Weighted average discount rate
Operating leases	4.06%	4.11%
Finance leases	2.63%	1.78%

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.   COMMITMENTS (CONTINUED)

Leases (Continued)

Maturities of lease liabilities are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases
2021	2,019	255
2022	1,505	109
2023	955	-
2024	232	-
2025	48	-
Thereafter	-	-

Total lease payments	4,759	364
Less: imputed interest	(232)	(11)
Total	$4,527	$353

19.   RELATED PARTY TRANSACTIONS

There have been no related party transactions during the time periods presented.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 2, 2021 and December 28, 2019
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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

20.  STOCKHOLDER RIGHTS PLAN (CONTINUED)

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

21.   COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to present various health, business and other challenges throughout the United States. As a result, we have temporarily closed most of our office locations, with most of our workforce working from home, and have seen a reduction in customer demand, all resulting in a negative impact on Company revenue, gross profit, and operating income. The duration and ultimate magnitude of the disruption remains uncertain. Therefore, while we experienced a negative impact during 2020, we expect this matter to continue to impact negatively our business, results of operations, and financial position at least through the first half of fiscal 2021 and likely beyond, and the related financial impact cannot be reasonably estimated at this time. Please see more detailed disclosure by segment in our Segment Discussion and the impact to our condensed consolidated financial position under Financial Activities under Liquidity and Capital Resources, all in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
RCM Technologies, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. and Subsidiaries (the “Company") as of January 2, 2021 and December 28, 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended January 2, 2021 and December 28, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for the years ended January 2, 2021 and December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Realizability of deferred tax assets

Description of the Matter

As discussed in Note 15 to the financial statements, the Company had gross deferred tax assets of $4.9 million, of which $2.6 million related to net operating loss carryforwards as of January 2, 2021. The assessment of the realizability of these deferred tax assets is based on the Company’s evaluation of available evidence to determine whether sufficient future taxable income will be generated to allow for the realization of such deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more than 50% likely of being realized.

We identified the evaluation of the realizability of deferred tax assets as a critical audit matter. A high degree of auditor judgment was necessary to assess the evidence used by the Company to evaluate the realizability of deferred tax assets relating to the net operating loss carryforwards. Specifically, assessing the Company’s determination of the reversal of existing taxable temporary differences, cumulative pre-tax losses and the relevance of such losses to forecasted future taxable income required subjective auditor judgment. In addition, specialized skills were required to evaluate the Company’s application of income tax regulations.

How We Addressed the Matter in Our Audit

We evaluated the design and obtained an understanding of certain internal controls related to the Company’s income tax process. This included controls related to the application of income tax regulations and the Company’s consideration of available evidence to determine whether sufficient future taxable income will be generated to allow for the realization of existing deferred tax assets. We involved income tax professionals with specialized skills and knowledge, who assisted in evaluating the Company’s application of income tax regulations used in its realizability analysis. This included evaluating the scheduling of the reversal of existing taxable temporary differences to assess the utilization of net operating loss carryforwards in each tax jurisdiction before their scheduled expiration. We evaluated the Company’s consideration of cumulative pre-tax losses and the net deferred tax position in assessing whether deferred tax assets were more than 50% likely of being realized.

/s/ Macias, Gini & O’Connell LLP

We have served as the Company’s auditor since 2019.

Macias, Gini & O’Connell, LLP
San Diego, California
April 2, 2021

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

Cataract, Inc.
PSR Engineering Solutions d.o.o. Beograd (Voždovac)
RCM Technologies Canada Corp.
RCM Technologies (USA), Inc.
RCM Technologies Netherlands B.V.
RCMT Delaware, Inc.
RCMT Europe Holdings, Inc.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements of RCM Technologies, Inc. on Form S-8 (Nos. 333-251516, 333-222151, 333-200826, 333-165482, 333-145904, 333-61306, 333-80590, 333-48089, 333-52206 and 333-52480) and on Form S-3 (No. 333-252148) of our report dated April 2, 2021, related to our audits of the consolidated financial statements of RCM Technologies, Inc. as of January 2, 2021 and December 28, 2019, and for the years then ended, which report appears in this Annual Report on Form 10-K.

/s/ Macias, Gini & O’Connell, LLP

Macias, Gini & O’Connell, LLP
San Diego, California
April 2, 2021

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

Date: April 2, 2021	/s/	Bradley S. Vizi
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

Date: April 2, 2021	/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer and Secretary

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended January 2, 2021, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Bradley S. Vizi, Executive Chairman and President of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President April 2, 2021

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of RCM Technologies, Inc. (the “Company”) for the fiscal year ended January 2, 2021, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin D. Miller, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (15 U.S.C. section 78m (a)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Kevin D. Miller
Kevin D. Miller Chief Financial Officer, Treasurer and Secretary April 2, 2021

A signed original of this written statement required by Section 906 has been provided to RCM Technologies, Inc. and will be retained by RCM Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.