Form 10-K/A
period 2021-01-02
RCM TECHNOLOGIES, INC.
filed 2021-04-30
CIK 700841

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

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of April 29, 2021: 11,165,816.

Documents Incorporated by Reference

None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

On April 2, 2021, RCM Technologies, Inc. (“Company,” “we,” “us,” “our” and “RCM”) filed its Annual Report on Form 10-K for the year ended January 2, 2021 (the “Original Filing”), with the Securities and Exchange Commission (the “Commission”).  The Company indicated that it would incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2021 annual meeting of stockholders.  Because the Company does not anticipate filing its definitive proxy statement by May 3, 2021, the Company is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

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

FORM 10-K/A

TABLE OF CONTENTS

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors
Bradley S. Vizi, Director since 2013, age 37
Mr. Vizi has served as our Executive Chairman & President since June 2018.  Previously Mr. Vizi served as our Chairman of the Board since September 2015 and a board member since December 2013. Since February 2016, Mr. Vizi has served as a member of the Board of Directors at L.B. Foster (NASDAQ: FSTR), a leading manufacturer, fabricator, and distributor of products and services for the rail, construction, energy and utility markets with locations in North America and Europe.  Mr. Vizi founded Legion Partners, Inc. in 2010 and Legion Partners Asset Management, LLC in 2012, where he served as Managing Director and Portfolio Manager until October 2017.  From 2007 to 2010, Mr. Vizi was an investment professional at Shamrock Capital Advisors, Inc. (“Shamrock”), the alternative investment vehicle of the Disney Family.  Prior to Shamrock, from 2006 to 2007, Mr. Vizi was an investment professional with the private equity group at Kayne Anderson Capital Advisors L.P.  Mr. Vizi is a CFA Charterholder and graduated from the Wharton School at the University of Pennsylvania.
Mr. Vizi’s significant public company experience is particularly valuable in the areas of strategy, capital allocation, compensation planning, corporate governance and marketing the Company to the investment community.
Roger H. Ballou, Director since 2013, age 70
Mr. Ballou currently serves as a director of Univest Financial Corporation of Pennsylvania (NASDAQ: UVSP), a Pennsylvania bank, and as Chairman of Alliance Data Systems Corporation (NYSE: ADS), a provider of transaction-based, data-driven marketing and loyalty solutions.  Until July 2016, Mr. Ballou served as Chairman of Fox Chase Bancorp, Inc.  Mr. Ballou previously served as the Chief Executive Officer and a director of CDI Corporation, a company that offers engineering, information technology and professional staffing solutions, from 2001 until 2011.  Mr. Ballou had served as Chairman and Chief Executive Officer of Global Vacation Group, Inc. from 1998 to 2000.  He was a senior advisor for Thayer Capital Partners from 1997 to 1998. From 1995 to 1997, Mr. Ballou served as Vice-Chairman and Chief Marketing Officer, then as President and Chief Operating Officer, of Alamo Rent A Car, Inc.  Before joining Alamo, for more than 16 years, he held several positions with American Express, culminating in his appointment as President of the Travel Services Group.  Mr. Ballou has a Bachelor of Science in Economics from the Wharton School at the University of Pennsylvania and an MBA from the Amos Tuck School at Dartmouth College.
Mr. Ballou’s extensive public board and executive management experience and personal knowledge of the Company’s business segments, in particular its Engineering and Information Technology segments, allow him to make significant contributions in all facets of the business.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Our Directors (Continued)
Richard A. Genovese, Director since 2018, age 66
Mr. Genovese is currently engaged in private equity consultation roles related to turnaround and asset acquisition and disposition activities.  Mr. Genovese served as Executive Chairman for Complia Health/Develus Systems from July 2017 thru December 2019 at which time a disposition of the company occurred and Mr. Genovese exited this role.  Mr. Genovese was requested to and rejoined the Board of Complia Health in January 2021.  Mr. Genovese served as the Chief Operating Officer and Executive Vice President of CIBER, Inc. from February 2012 to January 2014 and as its Executive Vice President of North American Operations from September 2011 to February 2012.  Prior to joining CIBER, Mr. Genovese worked at various technology and consulting leaders including IBM, Price Waterhouse Coopers (PWC) and Electronic Data Systems (EDS). At IBM, he served as General Manager of Application Services for the Americas, the largest offering group within IBM’s Global Business Services. Prior to that, he was General Manager of the IBM Business Process Outsourcing practice for the Americas and also Managing Partner for the Global Business Services Communications sector. He joined IBM through its acquisition of PWC in 2002, where he was Managing Partner of Business Process Outsourcing for the Americas, and Managing Partner for the Global Energy Consulting Practice. At PWC, Mr. Genovese was admitted as a partner in 1990. He began his career at EDS, where he was a principal.  Mr. Genovese has a Bachelor of Business Administration with a concentration in Finance and Accounting from Loyola University.
Mr. Genovese’s extensive experience in senior operating and financial roles provides direct relevance to the day to day issues facing the Company. Additionally, his skills base founded in information technology services and human capital management is directly relevant to the Company’s performance criteria.
Swarna Srinivas Kakodkar, Director since 2019, age 37
Ms. Srinivas Kakodkar is a seasoned technology executive with over 15 years of experience building and launching digital solutions that serve both enterprises and consumers.  Her experience includes investing in and advising numerous technology companies in software, digital media, consumer technology, and blockchain.  Ms. Srinivas Kakodkar currently leads product management teams at an enterprise software company and advises technology startups.  She was previously at Facebook, where she oversaw the development of digital advertising products and partnerships with some of Facebook’s largest customers.  Prior to joining Facebook, Ms. Srinivas Kakodkar worked at AOL Platforms, where she managed M&A activity and built technology partnership programs.  Ms. Srinivas Kakodkar received her MBA from Harvard Business School and her BA from Harvard University.
Ms. Srinivas Kakodkar’s extensive experience developing enterprise solutions at leading technology companies allow her to make valuable contributions to all of the Company’s business segments.
Jayanth S. Komarneni, Director since 2020, age 38
Mr. Komarneni is the founder and chair of the Human Diagnosis Project, the world’s leading medical intelligence system. The Project brings together top national medical organizations (including the American Medical Association, the American Board of Medical Specialties, and the National Association of Community Health Centers), health systems (including research collaborations with Harvard, Johns Hopkins, UCSF, Stanford, and Kaiser Permanente), and financial supporters (including the MacArthur Foundation, the Gordon & Betty Moore Foundation, Union Square Ventures, and Andreessen Horowitz). Before founding the Project, Mr. Komarneni advised leadership at some of the world's preeminent organizations while working at McKinsey & Company and Bain & Company. Mr. Komarneni's work spanned stakeholders in the social, public, and private sectors, including foundations, governments, companies (in the life sciences, health care, technology, energy, and financial services industries), and alternative investment firms. After McKinsey and Bain, he helped launch and operate Greenoaks Capital Management, a global alternative investment firm, as its first employee. Mr. Komarneni also participated in Y Combinator, the world's leading technology accelerator. Mr. Komarneni has degrees that include an MSc in Global Health Science from the University of Oxford and an MBA from the Wharton School, and an MS in Biotechnology from the School of Engineering and Applied Science at the University of Pennsylvania.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Our Directors (Continued)
Mr. Komarneni's prior background founding, advising, and working at leading organizations in the investment, professional services, life sciences, and technology industries helps him contribute across RCM's diverse business segments from strategic and operational perspectives.
Our Executive Officers
The following table lists our executive officers.  Our Board elects our executive officers annually for terms of one year and may remove any of our executive officers with or without cause.
Name	Age	Position
Bradley S. Vizi	37	Executive Chairman & President
Kevin D. Miller	54	Chief Financial Officer, Treasurer and Secretary
Frank Petraglia	65	Division President, Engineering Services
Michael Saks	64	Division President, Health Care Services

Bradley S. Vizi. See above.
Kevin D. Miller has served as our Chief Financial Officer, Secretary and Treasurer since October 2008.  From July 1997 until September 2008, he was Senior Vice President of RCM.  From 1996 until July 1997, Mr. Miller served as an Associate in the corporate finance department of Legg Mason Wood Walker, Incorporated. From 1995 to 1996, Mr. Miller was a business consultant for the Wharton Small Business Development Center.  Mr. Miller previously served as a member of both the audit and corporate finance groups at Ernst & Young LLP.  Mr. Miller has a Bachelor of Science in Accounting from The University of Delaware and a Masters in Business Administration with a concentration in Finance from the Wharton School at The University of Pennsylvania.
Frank Petraglia has served as our Division President of Engineering Services since June 2018. From December 2014 until June 2018 he was the Senior Vice President of our Energy Services Group. Prior to joining RCM, Mr. Petraglia spent the last ten years in leadership positions with Siemens Energy and Mitsubishi Electric Power Products.  He has extensive experience with highly engineered systems, including serving as the Vice President of High Voltage Solutions for Siemens US and General Manager of the Substation Division for Mitsubishi.  Mr. Petraglia has a Bachelor of Science in Electrical Engineering from The University of Pittsburgh.
Michael Saks has served as our Division President of Health Care Services since June 2018. From May 2007 to June 2018 he was the Senior Vice President and General Manager of our Health Care Services Division. From January 1994 until May 2007 he was the Vice President and GM of our Health Care Services Division.  Prior to joining RCM, Mr. Saks served as a corporate executive at MS Executive Resources, MA Management and Group 4 Executive Search. Mr. Saks has over 31 years of executive management, sales and recruiting experience.  Mr. Saks has a Bachelor of Science in Accounting and Finance from Fairleigh Dickinson University.

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

Committee
Board Member	Audit	Compensation	Nominating & Corporate Governance
Bradley S. Vizi
Roger H. Ballou	X		X
Richard A. Genovese	X(1)	X
Swarna Srinivas Kakodkar	X	X(1)	X
Jayanth S. Komarneni		X	X(1)
____________
(1)	Chairman

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

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program; Certain Developments
The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy.  The Compensation Committee seeks to ensure that the total compensation paid to the executives is fair, reasonable and competitive.  Generally, the types of compensation and benefits provided to our executives, including the named executive officers, are similar to those provided to other executive officers.  Our named executive officers for fiscal 2020 are Messrs. Vizi, Saks and Miller.
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
On January 16, 2020, the Compensation Committee granted to Mr. Vizi a total of 150,000 restricted stock units (RSUs), which become vested in three (3) equal annual installments of 50,000 RSUs on each anniversary of the date of grant, so long as Mr. Vizi remains continuously employed by the Company through such vesting dates, provided that vesting would be accelerated if his employment terminates before such vesting dates on account of death, disability or a covered termination following a change in control. Due to the impact from COVID-19 and the uncertain nature of expected results, incentive performance targets for Mr. Vizi were not established during fiscal 2020. In January 2021, the Compensation Committee awarded Mr. Vizi 125,000 shares of our common stock in recognition of various qualitative and financial accomplishments in fiscal 2020.  While this grant was made in recognition of his service in 2020, in accordance with applicable regulations of the Commission, its value is not included in the Summary Compensation Table with respect to the fiscal year ended January 2, 2021, since the grant date of the award occurred after that fiscal year.  As such, its grant date fair value ($271,250) will appear in the future Summary Compensation Table for the year ending January 1, 2022.
Similarly, due to the impact from COVID-19 and the uncertain nature of expected results, incentive performance targets for Messrs. Saks and Miller were not established during fiscal 2020. In March 2021, the Compensation Committee awarded each of Messrs. Saks and Miller a cash bonus of $75,000 in recognition of various qualitative and financial accomplishments in fiscal 2020.  These bonuses are reflected in the Summary Compensation Table with respect to the fiscal year ended January 2, 2021, in accordance with applicable regulations of the Commission.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Summary Compensation Table

The following table lists, for our fiscal years ended January 2, 2021 and December 28, 2019, cash and other compensation paid to, or accrued by us, for our chief executive officer and each of the persons who, based upon total annual salary, annual incentive compensation and bonus, was one of our other two most highly compensated executives during the fiscal year ended January 2, 2021.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total

Bradley S. Vizi	2020	$250,000	$ -	$423,000	$ -	$5,411	$678,411
Executive Chairman & President	2019	$250,000	$ -	$175,200	$ -	$4,890	$430,090

Michael Saks	2020	$275,000	$75,000	$15,500	$ -	$11,960	$377,460
President, Health Care Services	2019	$275,000	$ -	$ -	$229,678	$20,547	$525,225

Kevin Miller	2020	$370,000	$75,000	$ -	$ -	$17,682	$462,682
Chief Financial Officer	2019	$370,000	$ -	$ -	$ -	$36,832	$406,832
____________

(1)
On January 16, 2020, the Compensation Committee granted to Mr. Vizi a total of 150,000 restricted stock units (RSUs), which will become vested in three (3) equal annual installments of 50,000 RSUs on each anniversary.  Mr. Vizi vested in 40,000 shares in January 2020, pursuant to a performance-based stock award based on fiscal 2019 performance metrics granted on March 6, 2019. Mr. Saks was granted 10,000 shares on August 3, 2020 with a vesting date of August 2, 2023.  These amounts are based upon the grant date fair value of the awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 filed with the Commission.

(2)	This amount represents premiums we paid during 2020 for medical, dental, vision, life and disability insurance on each of the officers named in this table.
During our 2020 and 2019 fiscal years, certain of the officers named in this table received personal benefits not reflected in the amounts of their respective annual salaries or bonuses.  The dollar amount of these benefits did not, for any individual in any fiscal year, exceed $10,000.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unvested restricted share units as of January 2, 2021.  No options to purchase common stock were outstanding on such date.

	Number of Shares or Units of Stock That Have	Market Value of Shares or Units of Stock That Have	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have
Name	Not Vested	Not Vested(1)	Not Vested(2)	Not Vested(1)

Bradley S. Vizi	275,000	$569,250	-	-

Michael Saks	10,000	$20,700	-	-

Kevin Miller	125,000	$258,750	-	-
____________

(1)
Calculated by multiplying the number of shares in the preceding column by $2.07, the closing price per share of the Company’s common stock on December 31, 2020, the last trading day of our last fiscal year.

(2)
Mr. Vizi’s shares include 150,000 restricted stock units (RSUs) granted on January 16, 2020, which will become vested in three (3) equal annual installments of 50,000 RSUs on each anniversary of the grant date. On December 17, 2020, Mr. Vizi and Mr. Miller were each granted 125,000 restricted share awards in return for the agreement to reduce their base salary, dollar for dollar, for 2021.  Such restricted shares will vest in equal installments of approximately 4,808 shares on each twenty-six bi-weekly payroll dates of RCM, commencing on January 15, 2021 and continuing until December 31, 2021, so long as such individual remains continuously employed by RCM through such date, except vesting will be accelerated if there is a Change in Control (as defined in the Plan).

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

•	No other committee fees, for service or for meetings.
The following table lists cash and other compensation paid to, or accrued by us for, our Board of Directors for our fiscal year ended January 2, 2021.
Non-Employee Director Compensation Table
Name and Principal Position	Fees Earned Or Paid In Cash	Equity Awards(1)	All Other Compensation	Total
Roger H. Ballou	$39,624	$45,000	-	$84,624
Richard A. Genovese	$25,188	$45,000	-	$70,188
Swarna Srinivas Kakodkar	$22,876	$45,000	-	$67,876
Jayanth S. Komarneni(2)	-	$45,000	-	$45,000
Leon Kopyt(3)	$20,806	-	-	$20,806
S. Gary Snodgrass(4)	$25,430	-	-	$25,430

(1)
These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 filed with the Commission.  As of January 2, 2021, Mr. Ballou, Mr. Genovese, Ms. Srinivas Kakodkar and Mr. Komarneni each had 26,786 unvested restricted share units outstanding.

(2)	Mr. Komarneni was elected to the Board on December 17, 2020.
(3)	Mr. Kopyt retired from the Board on December 17, 2020.
(4)	Mr. Snodgrass retired from the Board on December 17, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists the persons we know to be beneficial owners of at least five percent of our common stock as of April 29, 2021.

Name and Address of Beneficial Owner	Number of Shares	Approximate Percentage of Outstanding Common Stock(1)

Dimensional Fund Advisors LP(2)	568,954	5.1%
Building One
6300 Bee Cave Road
Austin, TX 78746

Renaissance Technologies LLC(3)	678,081	6.1%
800 Third Avenue
New York, NY 10022

(1)	Based on 11,165,816 shares outstanding as of April 29, 2021.
(2)
Based on the Schedule 13D filed with the Commission on February 16, 2021. The filing states that Dimensional Fund Advisors LP, a registered investment advisor, has sole dispositive voting power over 568,954 shares.

(3)	Based on the Schedule 13D filed with the Commission on February 11, 2021. The filing states that Renaissance Technologies LLC has sole dispositive voting power over 678,081 shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Security Ownership of Management

The following table lists the number of shares of our common stock beneficially owned, as of April 29, 2021, by each director and director nominee, each of our executive officers, certain members of our senior management, and by our directors, nominees and executive officers as a group.  In general, beneficial ownership includes those shares a person has the power to vote or transfer, as well as shares owned by immediate family members who live with that person.

Name	Number of Shares	Approximate Percentage of Outstanding Common Stock(1)
Bradley S. Vizi(2)	1,248,222	11.1%
Roger H. Ballou	188,907	1.7%
Richard A. Genovese	27,813	*
Swarna Srinivas Kakodkar	15,845	*
Jayanth S. Komarneni	-	*
Kevin D. Miller(3)	674,927	6.0%
Michael Saks	106,343	*
Frank Petraglia	45,777	*
All directors and executive officers as a group (8 persons)	2,307,834	20.6%
__________
*	Represents less than one percent of our outstanding common stock.

(1)	Based on 11,165,816 shares outstanding as of April 29, 2021.
(2)	Includes 19,232 shares issuable upon the vesting of restricted stock units biweekly through June 29, 2021.
(3)	Includes 19,232 shares issuable upon the vesting of restricted stock units biweekly through June 29, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
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
Independence of the Board of Directors
The Board of Directors has determined that Roger H. Ballou, Richard A. Genovese, Swarna Srinivas Kakodkar Kakodkar and Jayanth S. Komarneni are “independent directors” as defined in Marketplace Rule 4200(a)(15) of the NASDAQ Stock Market LLC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee has selected Macias, Gini & O’Connell LLP (“MGO”) to act in the capacity of independent accountants for the current fiscal year ending January 1, 2022.
Fees Billed by MGO during fiscal 2020 and 2019

Audit Fees.  Fees billed to the Company by MGO for audit services rendered by MGO for the audit of the Company's 2020 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by MGO in connection with statutory and regulatory filings or engagements, totaled approximately $155,000.  Fees billed to the Company by MGO for audit services rendered by MGO for the audit of the Company's 2019 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by MGO in connection with statutory and regulatory filings or engagements, totaled approximately $150,000.

Audit-Related Fees.  Fees billed to the Company by MGO during 2020 and 2019 for audit-related services that were reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the preceding paragraph totaled $5 for 2020 and there were no such fees related to 2019.

Tax Fees.  Fees billed to the Company by MGO during 2020 and 2019 for professional services rendered for tax compliance, tax advice and tax planning totaled $0.

All Other Fees.  Other fees billed to the Company by MGO were $0 for 2020 and 2019.  MGO does not audit the Company’s 401(k) plan.

The Audit Committee has considered whether MGO’s provision of services other than professional services rendered for the audit and review of our financial statements is compatible with maintaining MGO’s independence and has determined that it is so compatible.

All audit, audit-related, tax and other services were pre-approved by the Audit Committee pursuant to applicable regulations.  The Audit Committee currently pre-approves all engagements of the Company’s accountants to provide both audit and non-audit services and has not established formal pre-approval policies or procedures.  The Audit Committee did not approve any non-audit services pursuant to Rule 2-01 (c) (7) (i) (C) of Regulation S-X during 2020 or 2019.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

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

		(4)(a)	Description of Capital Stock. (Previously filed)

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

RCM Technologies, Inc.

Date: April 30, 2021	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: April 30, 2021	By:	/s/ Kevin D. Miller
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

Date: April 30, 2021	/s/ Bradley S. Vizi Bradley S. Vizi Executive Chairman and President

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

Date: April 30, 2021	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer