Form 10-Q
period 2021-04-03
RCM TECHNOLOGIES, INC.
filed 2021-05-14
CIK 700841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

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

Common Stock, $0.05 par value, 11,089,084 shares outstanding as of May 13, 2021.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statement. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing service to the healthcare industry; the impact of and future effects of the COVlD-19 pandemic or other potential pandemics; having a significant portion of our condensed consolidated revenues contributed by a concentrated group of customer during the thirteen week period ended April 3, 2021; credit and collection risks; our claim experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing, the healthcare industry, our workforce and the services that we provide, including state and local regulations pertaining to the taxability of our services and other labor-related matters such a minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 and Part II, Item 1A “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
April 3, 2021 and January 2, 2021
(In thousands, except share and per share amounts)

	April 3,	January 2,
	2021	2021
	(Unaudited)
Current assets:
Cash and cash equivalents	$678	$734
Accounts receivable, net	45,282	36,007
Transit accounts receivable	3,947	2,494
Prepaid expenses and other current assets	4,201	4,699
Total current assets	54,108	43,934

Property and equipment, net	1,859	2,078

Other assets:
Deposits	169	169
Deferred tax asset, net, domestic	3,002	3,300
Goodwill	16,354	16,354
Operating right of use asset	2,263	2,409
Intangible assets, net	15	95
Total other assets	21,803	22,327

Total assets	$77,770	$68,339

Current liabilities:
Accounts payable and accrued expenses	$7,326	$7,895
Transit accounts payable	4,551	4,900
Accrued payroll and related costs	12,894	12,877
Finance lease payable	183	247
Income taxes payable	351	436
Operating right of use liability	1,937	1,886
Liability for contingent consideration from acquisitions	520	500
Total current liabilities	27,762	28,741

Deferred tax liability, foreign	369	365
Finance lease payable	96	106
Liability for contingent consideration from acquisitions	2,364	2,358
Operating right of use liability, net of current position	2,224	2,641
Borrowings under line of credit	22,029	11,890
Total liabilities	54,844	46,101

Commitments and contingencies (note 16)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
16,510,793 shares issued and 11,485,310 shares outstanding at April 3, 2021 and 16,224,191 shares issued and 11,542,880 shares outstanding at January 2, 2021	826	811
Stock subscription receivable	(323)	(420)
Additional paid-in capital	110,179	109,588
Accumulated other comprehensive loss	(2,661)	(2,550)
Accumulated deficit	(66,967)	(67,974)
Treasury stock (5,025,483 shares at April 3, 2021 and
(4,681,311 shares at January 2, 2021) at cost	(18,128)	(17,217)
Stockholders’ equity	22,926	22,238

Total liabilities and stockholders’ equity	$77,770	$68,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Thirteen Week Periods Ended April 3, 2021 and March 28, 2020
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 3, 2021	March 28, 2020

Revenue	$44,549	$45,033
Cost of services	33,699	34,190
Gross profit	10,850	10,843

Operating costs and expenses
Selling, general and administrative	9,069	10,237
Depreciation and amortization of property and equipment	266	255
Amortization of acquired intangible assets	80	80
Write-off of receivables and professional fees incurred related to arbitration	-	8,047
Tax credit professional fees	60	-
Operating costs and expenses	9,475	18,619

Operating income (loss)	1,375	(7,776)

Other expense (income)
Interest expense and other, net	121	340
Change in fair value of contingent consideration	26	36
Loss (gain) on foreign currency transactions	(135)	33
Other expense, net	12	409

Income (loss) before income taxes	1,363	(8,185)
Income tax expense (benefit)	356	(2,240)

Net income (loss)	$1,007	($5,945)

Basic net earnings (loss) per share	$0.09	($0.45)

Diluted net earnings (loss) per share	$0.08	($0.45)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Thirteen Week Periods Ended April 3, 2021 and March 28, 2020 (Unaudited) (In thousands)

	April 3, 2021	March 28, 2020

Net income (loss)	$1,007	($5,945)
Other comprehensive loss	(111)	(131)
Comprehensive income (loss)	$896	($6,076)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY Thirteen Week Period Ended April 3, 2021 (Unaudited) (In thousands, except share amounts)

	Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount					Shares	Amount

Balance, January 2, 2021	16,224,191	$811	($420)	$109,588	($2,550)	($67,974)	4,681,311	($17,217)	$22,238

Issuance of stock under employee stock purchase plan	53,906	3	-	58	-	-	-	-	61
Stock subscription receivable	57,696	3	97	(3)	-	-	-	-	97
Equity compensation expense from awards issued	-	-	-	545	-	-	-	-	545
Issuance of stock upon vesting of restricted share awards	175,000	9	-	(9)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	344,172	(911)	(911)
Foreign currency translation adjustment	-	-	-	-	(111)	-	-	-	(111)
Net income	-	-	-	-	-	1,007	-	-	1,007

Balance, April 3, 2021	16,510,793	$826	($323)	$110,179	($2,661)	($66,967)	5,025,483	($18,128)	$22,926

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 28, 2019	15,826,891	$791	$108,452	($2,748)	($59,105)	2,823,172	($14,987)	$32,403
Issuance of stock under employee stock purchase plan	57,251	3	137	-	-	-	-	140
Issuance of equity awards	60,000	3	(3)	-	-	-	-	-
Share-based compensation expense	-	-	69	-	-	-	-	69
Foreign currency translation adjustment	-	-	-	(131)	-	-	-	(131)
Net loss	-	-	-	-	(5,945)	-	-	(5,945)

Balance, March 28, 2020	15,944,142	$797	$108,655	($2,879)	($65,050)	2,823,172	($14,987)	$26,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Thirteen Week Periods Ended April 3, 2021 and March 28, 2020 (Unaudited) (In thousands)

	April 3, 2021	March 28, 2020
Cash flows from operating activities:
Net income (loss)	$1,007	($5,945)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	346	335
Change in fair value of contingent consideration	26	36
Equity compensation expense	362	69
Provision for losses on accounts receivable	(150)	7,792
Deferred income tax expense (benefit)	302	(2,217)
Changes in assets and liabilities:
Accounts receivable	(9,085)	974
Prepaid expenses and other current assets	582	166
Net of transit accounts receivable and payable	(1,802)	973
Accounts payable and accrued expenses	(588)	(6)
Accrued payroll and related costs	187	(1,289)
Right of use assets	146	304
Right of use liabilities	(366)	(284)
Income taxes payable	(157)	21
Total adjustments	(10,197)	6,874
Net cash (used in) provided by operating activities	(9,190)	929

Cash flows from investing activities:
Property and equipment acquired	(47)	(35)
Net cash used in investing activities	(47)	(35)

Cash flows from financing activities:
Borrowings under line of credit	26,186	22,279
Repayments under line of credit	(16,046)	(24,273)
Issuance of stock for employee stock purchase plan	60	140
Stock subscription	97	-
Changes in finance lease obligations	(71)	(80)
Common stock repurchase	(911)	-
Net cash provided by (used in) financing activities	9,315	(1,934)
Effect of exchange rate changes on cash and cash equivalents	(134)	(165)
Decrease in cash and cash equivalents	(56)	(1,205)
Cash and cash equivalents at beginning of period	734	1,847

Cash and cash equivalents at end of period	$678	$642

Supplemental cash flow information:
Cash paid for:
Interest	$254	$420
Income taxes	$236	$43

Non-cash financing activities:
Equity awards issued	$380	$172

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended January 2, 2021 included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen week period ended April 3, 2021 are not necessarily indicative of results that may be expected for the full year.

Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The current fiscal year ended January 1, 2022 (fiscal 2021) is a 52-week reporting year.  The prior fiscal year ending January 2, 2021 (fiscal 2020) was a 53-week reporting year.  The fiscal quarters for the current year (fiscal 2021) and the prior year (fiscal 2020) align as follows:

Fiscal 2021 Quarters	Weeks	Fiscal 2020 Quarters	Weeks
April 3, 2021	Thirteen	March 28, 2020	Thirteen
July 3, 2021	Thirteen	June 27, 2020	Thirteen
October 2, 2021	Thirteen	September 26, 2020	Thirteen
January 1, 2022	Thirteen	January 2, 2021	Fourteen

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

The Company’s liquidity and capital resources as of April 3, 2021, included accounts receivable and total current asset balances of $45.3 million and $54.1 million, respectively. Current liabilities were $28.0 million as of April 3, 2021 and total current assets exceeded total current liabilities by $26.1 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation (Continued)

Current Liquidity and Revolving Credit Facility (Continued)

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations.  As of April 3, 2021, the Company was in compliance with all financial covenants contained in the revolving line of credit.  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

The Company derives its revenue from several sources.  The Company’s Engineering Services and Information Technology segments perform consulting and project solution services.  The Healthcare segment specializes in long-term and short-term staffing and placement services to hospitals, schools and long-term care facilities amongst others.  All of the Company’s segments perform staff augmentation services and derive revenue from permanent placement fees.  The majority of the Company’s revenue is invoiced on a time and materials basis.

The following table presents our revenue disaggregated by revenue source for the thirteen week periods ended April 3, 2021 and March 28, 2020:

	Thirteen Week Periods Ended
	April 3, 2021	March 28, 2020
Engineering:
Time and Material	$10,478	$12,827
Fixed Fee	3,921	1,314
Permanent Placement Services	67	22
Total Engineering	$14,466	$14,163

Specialty Health Care:
Time and Material	$20,933	$22,053
Permanent Placement Services	204	144
Total Specialty Health Care	$21,137	$22,197

Information Technology:
Time and Material	$8,796	$8,557
Permanent Placement Services	150	116
Total Information Technology	$8,946	$8,673
	$44,549	$45,033

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

There was $0.1 million deferred revenue as of April 3, 2021.  Deferred revenue was $0.4 million as of January 2, 2021 and was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet at that date.  Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet.  For the thirteen week periods ended April 3, 2021 and March 28, 2020, the Company recognized $0.3 million and $0.4 million that was included in deferred revenue at the beginning of each respective reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised as follows:

	April 3, 2021	January 2, 2021
Billed	$31,529	$25,926
Accrued and unbilled	11,636	8,219
Work-in-progress	3,535	3,612
Allowance for sales discounts and doubtful accounts	(1,418)	(1,750)

Accounts receivable, net	$45,282	$36,007

Unbilled receivables primarily represent revenue earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-progress primarily represents revenue earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $3.9 million and related transit accounts payable was $4.5 million, for a net payable of $0.6 million, as of April 3, 2021.  The transit accounts receivable was $2.5 million and related transit accounts payable was $4.9 million, for a net payable of $2.4 million, as of January 2, 2021.

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

Property and equipment are comprised of the following:

	April 3, 2021	January 2, 2021
Computers and systems	$4,410	$4,686
Equipment and furniture	137	264
Leasehold improvements	234	235
	4,781	5,185

Less: accumulated depreciation and amortization	2,922	3,107

Property and equipment, net	$1,859	$2,078

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $451 and $960 during the thirteen week periods ended April 3, 2021 and March 28, 2020, respectively.  Depreciation and amortization expense of property and equipment for the thirteen week periods ended April 3, 2021 and March 28, 2020 was $266 and $255, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration.  The Company gives no assurance that it will make acquisitions in the future or that if it does make acquisitions, such acquisitions will be successful.

Future Contingent Payments
As of April 3, 2021, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at April 3, 2021 as follows:

Fiscal Year Ending	Total
January 1, 2022 (after April 3, 2021)	$520
December 31, 2022	2,364
Estimated future contingent consideration payments	$2,884

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions (Continued)

Future Contingent Payments (Continued)

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after April 3, 2021 are capped at a cumulative maximum of $3.1 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of April 3, 2021.  During the thirteen week period ended April 3, 2021, the Company measured contingent consideration at fair value on a non-recurring basis.  Contingent consideration related to acquisitions is recorded at fair value (level 3) due to the lack of observable market inputs. Changes in fair value are recorded in other (expense) income, net.

For acquisitions that involve contingent consideration, the Company records a liability equal to the fair value of the estimated contingent consideration obligation as of the acquisition date. The Company determines the acquisition date fair value of the contingent consideration based on the likelihood of paying the additional consideration. The fair value is estimated using projected future operating results and the corresponding future earn-out payments that can be earned upon the achievement of specified operating objectives and financial results by acquired companies using Level 3 inputs and the amounts are then discounted to present value. These liabilities are measured quarterly at fair value, and any change in the fair value of the contingent consideration liability is recognized in the consolidated statements of operations. During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated statements of operations.

The Company did not pay contingent consideration during the thirteen week periods ended April 3, 2021 and March 28, 2020.

7.	Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  During the thirteen week period ended April 3, 2021, the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic.  While COVID-19 has negatively impacted the Company, and the Company expects this negative impact to continue at least through the first half of fiscal 2021 and likely beyond, the Company did not conclude in such review that this negative impact is permanent.  The Company has determined that no other indicators of impairment of goodwill existed during the thirteen week period ended April 3, 2021.  As such, no impairment loss on the Company’s goodwill during the thirteen week period ended April 3, 2021 was recorded as a result of such review.

The carrying amount of goodwill as of April 3, 2021 and January 2, 2021 is as follows:

Engineering	Specialty Health Care	Information Technology	Total
$11,918	$2,398	$2,038	$16,354

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

8.	Intangible Assets

The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When the Company determines that it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value.  Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.  The Company’s intangible assets consist of customer relationships and non-compete agreements.  During the thirteen week period ended April 3, 2021, the Company reviewed the carrying value of its intangible assets due to the events and circumstances surrounding the COVID-19 pandemic.  While COVID-19 has negatively impacted the Company, and the Company expects this negative impact to continue at least through the balance of fiscal 2021, the Company does not believe at this time that this negative impact is permanent. As such, no impairment loss on the Company’s intangible assets during the thirteen week period ended April 3, 2021 was recorded as a result of such review.

All of the Company’s intangible assets are associated with the Engineering segment.  Intangible assets other than goodwill are amortized over their useful lives.  Intangible assets are carried at cost, less accumulated amortization.

Details of intangible assets by class at April 3, 2021 and January 2, 2021:

	April 3, 2021	January 2, 2021
Restricted covenants	$8	$12
Customer relationships	7	83

Total intangible assets	$15	$95

Amortization expense of acquired intangible assets for both of the thirteen week periods ended April 3, 2021 and March 28, 2020 was $80.

9.	Line of Credit

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

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the thirteen week periods ended April 3, 2021 and March 28, 2020 were 2.4% and 3.7%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends.  As of April 3, 2021, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended).  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of April 3, 2021 and January 2, 2021 were $22.0 million and $11.9 million, respectively.  At both April 3, 2021 and January 2, 2021 there were letters of credit outstanding for $1.9 million.  At April 3, 2021 and January 2, 2021, the Company had availability for additional borrowings under the Revolving Credit Facility of $21.1 million and $31.2 million, respectively.

Impact to Line of Credit from COVID-19

The Company is negatively impacted by COVID-19 as more fully described in Footnote 19.  The Company believes that its current line of credit is adequate to provide the necessary liquidity while COVID-19 impacts its operations.  While the Company does expect to be in compliance with its financial covenants in the line of credit for the foreseeable future, the Company can give no assurance that the line of credit will be available to the Company.

10.	Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share.  The number of common shares used to calculate basic and diluted earnings (loss) per share for the thirteen week periods ended April 3, 2021 and March 28, 2020 was determined as follows:

	Thirteen Week Periods Ended
	April 3, 2021	March 28, 2020
Basic weighted average shares outstanding	11,539,389	13,111,550
Dilutive effect of outstanding restricted share awards	389,857	-
Weighted average dilutive shares outstanding	11,929,246	13,111,550

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data (Continued)

For all periods presented, there were no anti-dilutive shares not included in the calculation of common stock equivalents as there were no stock options outstanding.

Unissued shares of common stock were reserved for the following purposes:

	April 3, 2021	January 2, 2021
Time-based restricted stock units outstanding	506,554	459,805
Unvested subscription restricted share awards	192,304	250,000
Performance-based restricted stock units outstanding	90,000	-
Future grants of options or shares	209,180	520,929
Shares reserved for employee stock purchase plan	95,988	149,894

Total	1,094,026	1,380,628

11.	Share-Based Compensation

At April 3, 2021, the Company had two share-based employee compensation plans.  The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards typically vest over periods ranging from one to three years and expire within 10 years of issuance.  The Company may also issue immediately vested equity awards.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company expenses performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense for the thirteen week periods ended April 3, 2021, and March 28, 2020 was $362 and $69, respectively.  As of April 3, 2021, there were 90,000 performance-based restricted stock units outstanding.

As of April 3, 2021, the Company had $1.1 million of total unrecognized compensation cost related to all time-based non-vested share-based awards outstanding. The Company expects to recognize this expense over approximately two years.  These amounts do not include a) performance-based restricted stock units, b) the cost of any additional share-based awards granted in future periods or c) the impact of any potential changes in the Company’s forfeiture rate.

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

As of April 3, 2021, under the 2014 Plan, 698,858 time-based shares were outstanding, there were 90,000 performance-based restricted share units outstanding and 209,180 shares were available for awards thereunder.

The market value of equity grants issued for the thirteen week periods ended April 3, 2021 and March 28, 2020 was $835 and $423 respectively.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters.  Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued on January 4, 2021 (the first business day following the previous offering period) was 53,906.  As of April 3, 2021, there were 95,988 shares available for issuance under the Purchase Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Time-Based Restricted Stock Awards / Stock Subscription Receivable

From time-to-time the Company issues time-based restricted stock units.  These time-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s restricted stock unit fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.  As of April 3, 2021, there were no accrued dividends.  Dividends for time-based restricted stock units that ultimately do not vest are forfeited.

The following summarizes the activity in the time-based restricted stock units under the 2014 Plan during the thirteen week period ended April 3, 2021:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 2, 2021	709,805	$1.92
Granted	96,749	$2.80
Vested	(107,696)	$2.21
Forfeited or expired	-	-
Outstanding non-vested at April 3, 2021	698,858	$2.00

Based on the closing price of the Company’s common stock of $3.75 per share on April 1, 2021 (the last trading day prior to April 3, 2021), the intrinsic value of the time-based non-vested restricted stock units at April 3, 2021 was approximately $2.6 million.  As of April 3, 2021, there was approximately $1.1 million of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock units.

In December 2020, the Company granted members of senior management one-time restricted stock awards of an aggregate of 250,000 shares in exchange for a stock subscription receivable.  The shares will be acquired by senior management through repayment of the stock subscription receivable over twelve months beginning in January 2021 and ending in December 2021.

During the thirteen week period ended April 3, 2021, the Company awarded 125,000 immediately vested share awards at an average price of $2.17.  During fiscal 2020, the Company awarded 100,092 immediately vested share awards at an average price of $1.33.

Performance Based Restricted Stock Units

From time-to-time the Company issues performance-based restricted stock awards to its executives.  Performance-based restricted stock awards are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee. These performance-based restricted stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period on any stock awards that actually vest, if any.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.  As of April 3, 2021, there were no accrued dividends for performance-based restricted stock units.  Dividends for performance-based restricted stock units that ultimately do not vest are forfeited.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Performance Based Restricted Stock Units (Continued)

To date, the Company has issued performance-based restricted stock units only under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during the thirteen week period ended April 3, 2021:

	Number of Performance-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 2, 2021	-	-
Granted	90,000	$3.26
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at April 3, 2021	90,000	$3.26

As of April 3, 2021, there were 90,000 performance-based restricted stock units outstanding. The Company assesses at each reporting date whether achievement of any performance condition is probable and recognizes the expense when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period. If at a later measurement date the Company determines that performance-based restricted stock awards deemed as likely to vest are deemed as unlikely to vest, the expense recognized will be reversed.

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

During the thirteen week period ended April 3, 2021, the Company purchased 344,172 shares at an average price of $2.65 per share.  During the thirteen week period ended March 28, 2020, the Company did not purchase any shares.  As of April 3, 2021, the Company has $6.6 million available for future treasury stock purchases.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard only applies to contracts and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform.  This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the LIBOR and other interbank offered rates to alternative reference rates. The Company may elect to apply the amendments prospectively through December 31, 2022.  The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements and related disclosures.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information

The Company follows ASC280, “Segment Reporting,” which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Condensed Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended January 2, 2021).

Segment operating income (loss) includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended April 3, 2021	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$14,466	$21,137	$8,946	$ -	$44,549
Cost of services	11,260	16,099	6,340	-	33,699
Gross profit	3,206	5,038	2,606	-	10,850
Selling, general and administrative	3,074	4,064	1,931	-	9,069
Depreciation and amortization of property and equipment	156	82	28	-	266
Amortization of acquired intangible assets	80	-	-	-	80
Tax credit professional fees	-	-	-	60	60
Operating income (loss)	($104)	$892	$647	($60)	$1,375
Total assets as of April 3, 2021	$35,898	$26,111	$8,385	$7,376	$77,770
Capital expenditures	$9	$28	$6	$4	$47

Thirteen Week Period Ended March 28, 2020	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$14,163	$22,197	$8,673	$ -	$45,033
Cost of services	10,205	17,812	6,173	-	34,190
Gross profit	3,958	4,385	2,500	-	10,843
Selling, general and administrative	3,424	4,400	2,413	-	10,237
Depreciation and amortization	238	77	20	-	335
Write-off of receivables related to arbitration	8,047	-	-	-	8,047
Operating income (loss)	($7,751)	($92)	$67	$ -	($7,776)
Total assets as of March 28, 2020	$43,690	$25,499	$8,717	$6,045	$83,951
Capital expenditures	$9	$10	$15	$1	$35

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States.  Revenue reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenue by geographic area for the thirteen week periods ended April 3, 2021 and March 28, 2020 are as follows:

	Thirteen Week Periods Ended
	April 3, 2021	March 28, 2020
Revenue
U. S.	$39,007	$39,176
Canada	3,385	4,002
Puerto Rico	1,515	1,202
Serbia	642	653
	$44,549	$45,033

Total assets by geographic area as of the reported periods are as follows:

	April 3, 2021	January 2, 2021
Total assets
U. S.	$64,680	$56,308
Canada	7,720	7,067
Puerto Rico	1,669	1,483
Serbia	3,701	3,481
	$77,770	$68,339

15.	Income Taxes

The Company recognized $0.4 million of income tax expense for the thirteen week period ended April 3, 2021, as compared to $2.2 million of income tax benefit for the comparable prior year period.  The consolidated effective income tax rate for the current period was 26.1% as compared to 27.4% for the comparable prior year period.  The projected fiscal 2021 income tax rates as of April 3, 2021, were approximately 28.0%, 26.5% and 15.1% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The comparable prior year period estimated income tax rates were 27.0%, 28.1% and 15.5% in the United States, Canada and Serbia, respectively.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company. The actual 2021 effective tax rate may vary from the estimate depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, and the exercise of stock options and vesting of share-based awards. The Company's estimate for the 2021 effective tax rate has not been adjusted for any potential impact related to COVID-19.

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

The Company is exposed to various asserted claims as of April 3, 2021, where the Company believes it has a probability of loss. As of April 3, 2021, the Company has accrued $1.8 million for asserted claims of $2.0 million.  Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company can’t determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Included in the April 3. 2021 accrual of $1.8 million, the Company has reserved $1.7 million for the settlement of a class-action suit in California that alleges the Company did not properly pay its travel nurses overtime wages. While the Company believes it did not violate any overtime wage laws, it nevertheless decided to settle this class action lawsuit in December 2020.  The Company expects to pay the $1.7 million settlement sometime during the third quarter of fiscal 2021.

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

The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The right of use asset also consists of any lease incentives received. The lease terms used to calculate the right of use asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition. The Company has lease agreements which require payments for lease and non-lease components.  The Company has elected to account for these as a single lease component with the exception of its real estate leases.

The components of lease expense were as follows:

	Thirteen Week Periods Ended
	April 3, 2021	March 28, 2020
Operating lease cost	$537	$656

Amortization of right of use assets	$91	$78
Interest on lease liabilities	$2	$2
Total finance lease cost	$93	$80

Supplemental Cash Flow information related to leases was as follows:

	Thirteen Week Period Ended
	April 3, 2021	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$552	$663
Operating cash flows from finance leases	$1	$2
Financing cash flows from finance leases	$74	$80

Right of use assets obtained in exchange for lease obligations
Operating leases	$145	$250
Finance leases	-	-

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Leases (Continued)

Supplemental Balance Sheet information as of April 3, 2021 and January 2, 2021 related to leases was as follows:

	April 3, 2021	January 2, 2021
Operating leases
Operating lease right of use assets	$2,263	$2,409

Operating right of use liability - current	($1,937)	($1,886)
Operating right of use liability - non-current	(2,224)	(2,641)
Total operating lease liabilities	($4,161)	($4,527)

Property and equipment - (right of use assets)	$1,140	$1,140
Accumulated depreciation	(837)	(746)
Property and equipment, net	$303	$394

Finance lease liability - current	($183)	($247)
Finance lease liability - non-current	(96)	(106)
Total finance lease liabilities	($279)	($353)

Weighted average remaining lease term
Operating leases	1.36 Years	2.03 Years
Finance leases	1.43 Years	1.45 Years

Weighted average discount rate
Operating leases	3.08%	4.06%
Finance leases	2.88%	2.63%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2021 (after April 3, 2021)	$1,574	$180
2022	1,532	108
2023	967	-
2024	233	-
2025	48	-

Total lease payments	4,354	288
Less: imputed interest	(193)	(9)
Total	$4,161	$279

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

19.   COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to present various health, business and other challenges throughout the United States. As a result, we have temporarily closed most of our office locations, with most of our workforce working from home, and have seen a reduction in customer demand, all resulting in a negative impact on Company revenue, gross profit, and operating income. The duration and ultimate magnitude of the disruption remains uncertain. Therefore, while we experienced a negative impact during fiscal 2020 and our first quarter of fiscal 2021, we expect this matter to continue to negatively impact our business, results of operations, and financial position throughout fiscal 2021 and possibly beyond, and the related financial impact cannot be reasonably estimated at this time.

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

Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. For the thirteen week period ended April 3, 2021, while our revenue, gross profit and operating income were negatively impacted, we maintained the consistency of our operations, to a substantial degree, during the onset of the COVID-19 pandemic. We intend to continue to adhere to our employee safety measures as we seek to ensure that any disruptions to our operations remain as limited as possible during the pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example, an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

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
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to present various health, business and other challenges throughout the United States. As a result, we have temporarily closed most of our office locations, with most of our workforce working from home, and have seen a reduction in customer demand, all resulting in a negative impact on Company revenue, gross profit and operating income. The duration and ultimate magnitude of the disruption remains uncertain. We experienced a negative impact in fiscal 2020 and we expect the pandemic and its effects to negatively impact our business, results of operations, and financial position also through at least the first half of fiscal 2021 and likely beyond.  The related financial impact cannot be reasonably estimated at this time. Please see more detailed disclosure by segment in our Segment Discussion and the impact to our consolidated financial position under Financial Activities under Liquidity and Capital Resources, all in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

A summary of our significant accounting policies is included in our Consolidated Financial Statements, Note 1, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 2, 2021. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 2, 2021.

Recently Issued Accounting Pronouncements

A discussion of the recently issued accounting pronouncements is set forth in Note 13, New Accounting Standards, in the unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

Thirteen Week Period Ended April 3, 2021 Compared to Thirteen Week Period Ended March 28, 2020

A summary of operating results for the thirteen week periods ended April 3, 2021 and March 28, 2020 is as follows (in thousands):

	April 3, 2021		March 28, 2020
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$44,549	100.0	$45,033	100.0
Cost of services	33,699	75.6	34,190	75.9
Gross profit	10,850	24.4	10,843	24.1

Selling, general and administrative	9,069	20.4	10,237	22.7
Depreciation and amortization of property and equipment	266	0.6	255	0.6
Amortization of acquired intangible assets	80	0.2	80	0.2
Write-off of receivables and professional fees incurred related to arbitration	-	0.0	8,047	17.9
Tax credit professional fees	60	0.1	-	0.0
	9,475	21.3	18,619	41.4

Operating income (loss)	1,375	3.1	(7,776)	(17.3)
Other expense, net	12	0.0	409	0.9

Income (loss) before income taxes	1,363	3.1	(8,185)	(18.2)
Income tax expense (benefit)	356	0.8	(2,240)	(5.0)

Net income (loss)	$1,007	2.3	($5,945)	(13.2)

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal quarters ended April 3, 2021 and March 28, 2020 consisted of thirteen weeks each.

Revenue.  Revenue decreased 1.1%, or $0.5 million, for the thirteen week period ended April 3, 2021 as compared to the thirteen week period ended March 28, 2020 (the “comparable prior year period”).  Revenue increased $0.3 million in the Engineering segment, decreased $1.1 million in the Specialty Health Care segment and increased $0.3 million in the Information Technology segment.  See more detailed disclosure by segment in our Segment Discussion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 3, 2021 Compared to Thirteen Week Period Ended March 28, 2020 (Continued)

Cost of Services and Gross Profit.  Cost of services decreased 1.4%, or $0.5 million, for the thirteen week period ended April 3, 2021 as compared to the comparable prior year period. Cost of services decreased primarily due to the decrease in revenue.  Cost of services as a percentage of revenue for the thirteen week periods ended April 3, 2021 and March 28, 2020 was 75.6% and 75.9%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $9.1 million for the thirteen week period ended April 3, 2021 as compared to $10.2 million for the comparable prior year period.  As a percentage of revenue, SGA expenses were 20.4% for the thirteen week period ended April 3, 2021 and 22.7% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Write-off of receivables related to arbitration. The Company recorded an impairment charge of $8.0 million during the quarter ended March 28, 2020 relating to its dispute with a customer that is a major utility in the United States, which was resolved through binding arbitration, which concluded in April 2020.  The charge consisted of $6.7 million constituting the portion of accounts receivable previously recognized by the Company that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.4 million in professional fees related to the dispute and arbitration and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. The Company decided to write off the $0.7 million of accounts receivable from other projects not part of the arbitration for business reasons.  For the thirteen week period ended April 3, 2021, there were no such impairment charges. See discussion of Contingencies in Note 16 to the Condensed Consolidated Financial Statements included in this report.

Tax Credit Professional Fees. The Company incurred $0.1 million in tax credit professional fees in the thirteen week period ended April 3, 2021 as compared to $0 tax credit professional fees in the comparable prior year period.

Other Expense.  Other expense consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income, imputed interest on contingent consideration and gains and losses on foreign currency transactions.  Other expense, net decreased by $0.4 million as compared to the comparable prior year period.  The primary component of the decrease related to interest expense, which decreased primarily due to a decreased average borrowing and a decreased borrowing rate under the Company’s line of credit.  The primary reason for the decreased average borrowing rate was change in macroeconomic borrowing rates.

Income Tax Expense (Benefit).  The Company recognized $0.4 million of income tax expense for the thirteen week period ended April 3, 2021, as compared to $2.2 million of income tax benefit for the comparable prior year period.  The consolidated effective income tax rate for the current period was 26.1% as compared to 27.4% for the comparable prior year period.  The projected fiscal 2021 income tax rates as of April 3, 2021, were approximately 28.0%, 26.5% and 15.1% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company. The actual 2021 effective tax rate may vary from the estimate depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, and the exercise of stock options and vesting of share-based awards. The Company's estimate for the 2021 effective tax rate has not been adjusted for any potential unknown impact related to COVID-19.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 3, 2021 Compared to Thirteen Week Period Ended March 28, 2020 (Continued)

Segment Discussion
Engineering
Engineering revenues of $14.5 million for the thirteen weeks ended April 3, 2021 increased 2.1%, or $0.3 million, compared to the comparable prior year period.  The increase was comprised of the following: an increase in Aerospace revenue of $1.1 million, a decrease in the Canadian Power Systems Group revenue of $0.7 million, a decrease in Energy Services revenue of $0.8 million, and an increase in Industrial Processing revenue of $0.7 million.  The increase in Aerospace revenue was primarily due to a new outsourcing engagement with one of the Company’s major customers that is anticipated to become a multi-year contract. The decreases in the Canadian Power Systems and Energy Services revenue were primarily due to spending decreases with several major customers and the impact of COVID-19. The increase in Industrial Processing revenue was primarily due to spending increases with several major customers seeking to upgrade their ethanol related production capability. Gross profit decreased by 19.0%, or $0.8 million, as compared to the comparable prior year period. Gross profit decreased primarily because of the decrease in gross profit margin. Gross profit margin of 22.2% for the current period decreased from 27.9% for the comparable prior year period. The decrease in gross margin was primarily due to decreased revenue from the Canadian Power Systems and Energy Services groups, as lower revenue has negatively impacted utilization of the Engineering segment’s billable consultants.  Additionally, the new Aerospace contract will garner a lower gross margin than the Engineering segment typically experiences. The Engineering segment’s SGA expense of $3.1 million decreased by $0.3 million due to concerted effort to reduce SGA expense and gain efficiency on current SGA expenses. The Engineering segment experienced an operating loss of $0.1 million for the thirteen week period ended April 3, 2021, as compared to a $7.8 million operating loss for the comparable prior year period. The primary reason for the operating loss in the comparable prior year period was the $8.0 million write-off of receivables and professional fees incurred related to a discrete arbitration.

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

Thirteen Week Period Ended April 3, 2021 Compared to Thirteen Week Period Ended March 28, 2020 (Continued)

Segment Discussion (Continued)
Specialty Health Care

Specialty Health Care revenue of $21.1 million for the thirteen week period ended April 3, 2021 decreased 4.8%, or $1.1 million, as compared to the comparable prior year period.  The decrease in revenue was primarily driven by school closures related to COVID-19 (see below). The Specialty Health Care segment’s gross profit increased by 14.9%, or $0.6 million, to $5.0 million for the thirteen week period ended April 3, 2021, as compared to $4.4 million for the prior year period. The increase in gross profit was driven by higher gross profit margin. Gross profit margin for the thirteen week period ended April 3, 2021 increased to 23.8% as compared to 19.8% for the comparable prior year period. The increase in gross profit margin was primarily due to an increase in non-school revenue at a higher gross margin and a decrease in severance paid to billable personnel in the current period. Specialty Health Care experienced operating income of $0.9 million for the thirteen week period ended April 3, 2021, as compared to an operating loss of $0.1 million for the comparable prior year period. The primary reason for the increase in operating income was the increase to gross profit, and also a decrease in SGA expense. SGA expense decreased by $0.3 million to $4.1 million, as compared to $4.4 million in the comparable prior year period. The decrease in SGA expense was primarily due to a concerted effort to reduce SGA expense in response to the impact of COVID-19 on school services revenue, and a desire to gain greater efficiency from SGA expense.

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

The Specialty Health Care Segment has historically derived much of its revenue from school systems. Many school systems nationwide, including most of the Company’s school clients, closed down for in-person instruction in March 2020. Most of our school clients have opened with a combination of in-person and virtual lessons, while some have remained primarily virtual.  The Company has limited information on when, and in what manner, they will reopen in a comparable manner as to how they operated before COVID-19. Many schools are under pressure by employee unions to limit in-person classes. Any announced plans are subject to rapid changes.

The Specialty Health Care's largest school clients are the New York City Department of Education, the Hawaii Department of Education, and the Chicago Public School System. There are numerous factors that could influence further decisions of these school systems on their operations. Any shift toward hybrid and remote operations can have a materially negative impact on revenue generated by the Specialty Healthcare segment.

The Specialty Health Care segment generated $13.3 million in revenue from schools for the thirteen week period ended April 3, 2021, as compared to $17.4 million for the comparable prior year period. It is difficult to estimate the impact of the school closures and reopenings on the Company’s fiscal 2021 and beyond.  At some point in the future, its school clients will return to a normalized level of operations. However, the Company can give no assurance of when or even if this normalization will occur.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 3, 2021 Compared to Thirteen Week Period Ended March 28, 2020 (Continued)

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

Information Technology

Information Technology revenue of $8.9 million for the thirteen week period ended April 3, 2021 increased 3.1%, or $0.2 million, as compared to $8.7 million for the comparable prior year period. The increase in Information Technology was primarily driven by the Life Sciences practice. The Company believes that the Life Sciences industry has not seen a negative impact from COVID-19. Gross profit of $2.6 million for the thirteen week period ended April 3, 2021 increased 4.2%, or $0.1 million, as compared to $2.5 million for the comparable prior year period. The increase in gross profit was primarily due to the increase in revenue, but partially increased by an increase in gross profit margin.  The Information Technology gross profit margin for the thirteen week period ended April 3, 2021 was 29.1% as compared to 28.8% for the comparable prior year period.  The Company attributes the gross profit margin increase to higher revenue from its Life Sciences practice and a concerted effort to increase gross profit margin. SGA expense decreased by $0.5 million to $1.9 million, as compared to $2.4 million in the comparable prior year period. The decrease in SGA expense was a driven by a concerted effort to reduce SGA expense after the uncertainty around the COVID-19 crisis. The Information Technology segment experienced operating income of $0.6 million as compared to $0.1 million of operating income for the comparable prior year period.  The increase in operating income was primarily due to the increase in revenue and gross profit, and also the decrease in SGA expense.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Thirteen Week Periods Ended
	April 3, 2021	March 28, 2020
Cash (used in) provided by:
Operating activities	($9,190)	$929
Investing activities	($47)	($35)
Financing activities	$9,315	($1,934)

Operating Activities

Operating activities used $9.2 million of cash for the thirteen week period ended April 3, 2021 as compared to providing cash of $0.9 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the thirteen week period ended April 3, 2021 and the comparable prior year period are as follows: net loss or income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

For the thirteen week period ended April 3, 2021, the Company experienced net income of $1.0 million as compared to a net loss of $5.9 million for the comparable prior year period.  An increase in accounts receivables in the thirteen week period ended April 3, 2021, exclusive of the impact of the arbitration resolution, used $9.1 million of cash as compared to providing cash of $1.0 million in the comparable prior year period. The Company primarily attributes this increase in accounts receivables for the thirteen week period ended April 3, 2021 to the increase in revenue for the thirteen week period ended April 3, 2021 as compared to the thirteen week period ended January 2, 2021 and certain customers with temporary administrative issues with approving invoices.

The Company’s transit accounts payable usually exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.6 million as of April 3, 2021 and a net payable of $2.4 million as of January 2, 2021, using $1.8 million of cash during the thirteen week period ended April 3, 2021.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.6 million as of March 28, 2020 and a net receivable of $0.3 million as of December 28, 2019, generating $0.9 million of cash during the thirteen week period ended March 28, 2020.

Prepaid expenses and other current assets provided cash of $0.6 million for the thirteen week period ended April 3, 2021 as compared to $0.2 million of cash for the comparable prior year period.  The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business.

A decrease in accounts payable and accrued expenses used cash of $0.6 million for the thirteen week period ended April 3, 2021 as compared to using negligible cash for the comparable prior year period.  The Company attributes these changes to general payments in the normal course of business vendors in the normal course of business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Changes in accrued payroll and related costs provided $0.2 million for the thirteen week period ended April 3, 2021 as compared to using $1.3 million for the thirteen week period ended March 28, 2020.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.   The Company’s last major payroll for the thirteen week period ended April 3, 2021 was paid on March 26, 2021.  During fiscal 2020, the Company deferred $3.3 million of employer payroll taxes under the CARES Act. These deferred payroll taxes must be paid in two equal installments at the end of calendar years 2021 and 2022.

Investing Activities

Investing activities used negligible cash for the thirteen week periods ended April 3, 2021 and March 28, 2020.  Investing activities for both periods presented were primarily related to expenditures for property and equipment.

Financing Activities

Financing activities provided $9.3 million of cash for the thirteen week period ended April 3, 2021 as compared to using cash of $1.9 million in the comparable prior year period.  The Company conducted net borrowings under its line of credit of $10.1 million during the thirteen week period ended April 3, 2021 as compared to $2.0 million in the comparable prior year period.  The primary reasons for net borrowings during the thirteen week period ended April 3, 2021 were the increase of $9.1 million in accounts receivable and the repurchase of common stock for $0.9 million.  The Company generated cash of $0.2 million and $0.1 million from sales of shares from its equity plans for the current period and the comparable prior year period, respectively.  The Company did not pay contingent consideration during the periods presented.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the thirteen week period ended April 3, 2021 was 2.4%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends.  As of April 3, 2021, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended).  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of April 3, 2021 and January 2, 2021 were $22.0 million and $11.9 million, respectively.  At April 3, 2021 and January 2, 2021 there were letters of credit outstanding for $1.9 million.  At April 3, 2021, the Company had availability for additional borrowings under the Revolving Credit Facility of $21.1 million.

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

The Company’s liquidity and capital resources as of April 3, 2021, included accounts receivable and total current asset balances of $45.3 million and $54.1 million, respectively. Current liabilities were $28.0 million as of April 3, 2021 and total current assets exceeded total current liabilities by $26.1 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations.  As of April 3, 2021, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility.  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

The Company has reserved $1.7 million for the settlement of a class action suit in California that alleges the Company did not properly pay its travel nurses overtime wages. While the Company believes it did not violate any overtime wage laws, it nevertheless decided to settle this class action lawsuit in December 2020.  The Company expects to pay the $1.7 million settlement sometime during the third quarter of fiscal 2021.  The Company is exposed to other asserted claims as of April 3, 2021, but the Company does not believe any of these other claims have a probability of loss. As of April 3, 2021, the Company did not have an accrual for any such other claims.  Furthermore, even if any of these other claims do result in an unfavorable outcome or settlement, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows.

The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company believes that it will become necessary to upgrade or replace its SAP financial reporting and accounting system.  The Company has not determined when this contemplated replacement may be necessary.  The Company estimates this upgrade or replacement of its financial reporting and accounting system will cost between $0.5 million and $1.0 million.  These estimates are subject to material change.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2021 (after April 3, 2021)	$1,574	$180
2022	1,532	108
2023	967	-
2024	233	-
2025	48	-

Total lease payments	4,354	288
Less: imputed interest	(193)	(9)
Total	$4,161	$279

As of April 3, 2021, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at April 3, 2021 as follows:

Fiscal Year Ending	Total
January 1, 2022 (after April 3, 2021)	$520
December 31, 2022	2,364
Estimated future contingent consideration payments	$2,884

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after April 3, 2021 are capped at a cumulative maximum of $3.1 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of April 3, 2021.  During the thirteen week period ended April 3, 2021, the Company measured the intangibles acquired at fair value on a non-recurring basis.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of April 3, 2021 the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company’s variable-rate line of credit balances during the thirteen week period ended April 3, 2021, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.2 million.  The Company does not expect any material loss with respect to its investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that those disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As management prepares and executes a virtual financial close process, for the first time, there could be related implications on the internal controls performed specifically in conjunction with the preparation, review, and filing of this report. There is a risk that moving to a virtual environment in response to COVID-19 could result in certain controls (e.g., financial closing and reporting controls) being overridden or performed less frequently, or that management could be designing and implementing new controls in response to new risks. In addition, in instances where relevant controls fail, and there are no compensating controls in place, there may be fewer opportunities to timely identify or remediate control deficiencies.  There were otherwise no changes in the Company’s internal control over financial reporting during the quarter ended April 3, 2021, that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See discussion of Contingencies in Note 16 to the Condensed Consolidated Financial Statements included in Item 1 of this report.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s business, see the risk factors discussed under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 3, 2021 - January 31, 2021	259,167	$2.52	259,167	$6,847,000
February 1, 2021 - February 28, 2021	68,405	$2.92	327,572	$6,647,000
March 1, 2021 - April 3, 2021	16,600	$3.48	344,172	$6,589,000
Total	344,172	$2.65	344,172	$6,589,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1
Amendment to RCM Technologies, Inc. 2014 Omnibus Equity Compensation Plan; incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2021.

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

RCM Technologies, Inc.
Date: May 14, 2021	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: May 14, 2021	By: /s/ Kevin D. Miller
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: May 14, 2021	/s/ Bradley S. Vizi Bradley S. Vizi Executive Chairman and President

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: May 14, 2021	/s/ Kevin D. Miller Kevin D. Miller Chief Financial Officer

Exhibit 32.1

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Bradley S. Vizi, Executive Chairman and President of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended April 3, 2021 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)   The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date:  May 14, 2021

Exhibit 32.2

RCM TECHNOLOGIES, INC.

CERTIFICATIONS REQUIRED BY
RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Kevin D. Miller, Chief Financial Officer of RCM Technologies, Inc., a Nevada corporation (the “Company”), hereby certify that, to my knowledge:

(1)  The Company’s periodic report on Form 10-Q for the quarter ended April 3, 2021 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

* * *

/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer

Date:  May 14, 2021