Form 10-Q
period 2021-07-03
RCM TECHNOLOGIES, INC.
filed 2021-08-13
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. (See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

Indicate the number of shares outstanding of the Registrant’s class of common stock, as of the latest practicable date.

Common Stock, $0.05 par value, 11,054,430 shares outstanding as of August 13, 2021.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statement. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing service to the healthcare industry; the impact of and future effects of the COVlD-19 pandemic or other potential pandemics; having a significant portion of our condensed consolidated revenues contributed by a concentrated group of customer during the thirteen and twenty-six week periods ended July 3, 2021; credit and collection risks; our claim experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing, the healthcare industry, our workforce and the services that we provide, including state and local regulations pertaining to the taxability of our services and other labor-related matters such a minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 and Part II, Item 1A “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

July 3, 2021 and January 2, 2021

(In thousands, except share and per share amounts)

	July 3,	January 2,
	2021	2021
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,399	$734
Accounts receivable, net	37,223	36,007
Transit accounts receivable	241	2,494
Prepaid expenses and other current assets	3,023	4,699
Total current assets	41,886	43,934

Property and equipment, net	1,700	2,078

Other assets:
Deposits	163	169
Deferred tax asset, net, domestic	2,591	3,300
Goodwill	16,354	16,354
Operating right of use asset	1,997	2,409
Intangible assets, net	6	95
Total other assets	21,111	22,327

Total assets	$64,697	$68,339

Current liabilities:
Accounts payable and accrued expenses	$9,855	$7,895
Transit accounts payable	2,526	4,900
Accrued payroll and related costs	12,646	12,877
Finance lease payable	124	247
Income taxes payable	444	436
Operating right of use liability	1,860	1,886
Liability for contingent consideration from acquisitions	1,778	500
Total current liabilities	29,233	28,741

Deferred tax liability, foreign	380	365
Finance lease payable	86	106
Liability for contingent consideration from acquisitions	638	2,358
Operating right of use liability, net of current position	1,809	2,641
Borrowings under line of credit	9,686	11,890
Total liabilities	41,832	46,101

Commitments and contingencies (note 16)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized; 16,585,605 shares issued and 11,062,239 shares outstanding at July 3, 2021 and 16,224,191 shares issued and 11,542,880 shares outstanding at January 2, 2021	829	811
Stock subscription receivable	(210)	(420)
Additional paid-in capital	110,411	109,588
Accumulated other comprehensive loss	(2,593)	(2,550)
Accumulated deficit	(65,711)	(67,974)
Treasury stock (5,523,366 shares at July 3, 2021 and (4,681,311 shares at January 2, 2021) at cost	(19,861)	(17,217)
Stockholders’ equity	22,865	22,238

Total liabilities and stockholders’ equity	$64,697	$68,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Thirteen and Twenty-Six Week Periods Ended July 3, 2021 and June 27, 2020

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

Revenue	$48,933	$32,652	$93,482	$77,685
Cost of services	36,667	24,149	70,366	58,339
Gross profit	12,266	8,503	23,116	19,346

Operating costs and expenses
Selling, general and administrative	9,995	8,994	19,064	19,231
Depreciation and amortization of property and equipment	259	246	525	501
Amortization of acquired intangible assets	9	80	89	160
Write-off of receivables and professional fees incurred related to arbitration	-	350	-	8,397
Tax credit professional fees	60	-	120	-
Operating costs and expenses	10,323	9,670	19,798	28,289

Operating income (loss)	1,943	(1,167)	3,318	(8,943)

Other expense (income)
Interest expense and other, net	122	184	243	524
Change in fair value of contingent consideration	26	36	52	72
Loss (gain) on foreign currency transactions	53	13	(82)	46
Other expense, net	201	233	213	642

Income (loss) before income taxes	1,742	(1,400)	3,105	(9,585)
Income tax expense (benefit)	486	(408)	842	(2,648)

Net income (loss)	$1,256	$(992)	$2,263	$(6,937)

Basic net earnings (loss) per share	$0.11	$(0.08)	$0.20	$(0.54)

Diluted net earnings (loss) per share	$0.11	$(0.08)	$0.19	$(0.54)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Twenty-Six Week Periods Ended July 3, 2021 and June 27, 2020 (Unaudited) (In thousands)

	July 3, 2021	June 27, 2020

Net income (loss)	$2,263	$(6,937)
Other comprehensive loss	(43)	(74)
Comprehensive income (loss)	$2,220	$(7,011)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Twenty-Six Week Periods Ended July 3, 2021 and June 27, 2020

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Stock	Additional	Accumulated Other		Treasury Stock
	Issued Shares	Amount	Subscription Receivable	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total

Balance, January 2, 2021	16,224,191	$811	$(420)	$109,588	$(2,550)	$(67,974)	4,681,311	$(17,217)	$22,238
Issuance of stock under employee stock purchase plan	53,906	3	-	58	-	-	-	-	61
Stock subscription receivable	57,696	3	97	(3)	-	-	-	-	97
Equity compensation expense from awards issued	-	-	-	545	-	-	-	-	545
Issuance of stock upon vesting of restricted share awards	175,000	9	-	(9)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	344,172	(911)	(911)
Foreign currency translation adjustment	-	-	-	-	(111)	-	-	-	(111)
Net income	-	-	-	-	-	1,007	-	-	1,007

Balance, April 3, 2021	16,510,793	$826	$(323)	$110,179	$(2,661)	$(66,967)	5,025,483	$(18,128)	$22,926
Stock subscription receivable	67,312	3	113	(3)	-	-	-	-	113
Equity compensation expense from awards issued	-	-	-	235	-	-	-	-	235
Issuance of stock upon vesting of restricted share awards	7,500	-	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	497,883	(1,733)	(1,733)
Foreign currency translation adjustment	-	-	-	-	68	-	-	-	68
Net income	-	-	-	-	-	1,256	-	-	1,256

Balance, July 3, 2021	16,585,605	$829	$(210)	$110,411	$(2,593)	$(65,711)	5,523,366	$(19,861)	$22,865

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Issued Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total

Balance, December 28, 2019	15,826,891	$791	$108,452	$(2,748)	$(59,105)	2,823,172	$(14,987)	$32,403
Issuance of stock under employee stock purchase plan	57,251	3	137	-	-	-	-	140
Translation adjustment	-	-	-	(131)	-	-	-	(131)
Share-based compensation expense	-	-	69	-	-	-	-	69
Issuance of equity awards	60,000	3	(3)	-	-	-	-	-
Net loss	-	-	-	-	(5,945)	-	-	(5,945)

Balance, March 28, 2020	15,944,142	$797	$108,655	$(2,879)	$(65,050)	2,823,172	$(14,987)	$26,536
Translation adjustment	-	-	-	57	-	-	-	57
Share-based compensation expense	-	-	167	-	-	-	-	167
Issuance of equity awards	66,552	3	(3)	-	-	-	-	-
Common stock repurchase	-	-	-	-	-	1,858,139	(2,230)	(2,230)
Net loss	-	-	-	-	(992)	-	-	(992)

Balance, June 27, 2020	16,010,694	$800	$108,819	$(2,822)	$(66,042)	4,681,311	$(17,217)	$23,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Twenty-Six Week Periods Ended July 3, 2021 and June 27, 2020 (Unaudited) (In thousands)

	July 3, 2021	June 27, 2020
Cash flows from operating activities:
Net income (loss)	$2,263	$(6,937)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	614	661
Change in fair value of contingent consideration	52	72
Equity compensation expense	710	236
Provision for losses on accounts receivable	(150)	7,855
Deferred income tax expense (benefit)	723	(2,847)
Changes in assets and liabilities:
Accounts receivable	(929)	12,227
Prepaid expenses and other current assets	1,957	1,786
Net of transit accounts receivable and payable	(123)	907
Accounts payable and accrued expenses	1,906	2,739
Accrued payroll and related costs	(212)	950
Right of use assets	412	1,166
Right of use liabilities	(857)	(1,163)
Income taxes payable	(249)	131
Total adjustments	3,854	24,720
Net cash provided by operating activities	6,117	17,783

Cash flows from investing activities:
Property and equipment acquired	(141)	(151)
Decrease in deposits	5	40
Net cash used in investing activities	(136)	(111)

Cash flows from financing activities:
Borrowings under line of credit	50,261	33,266
Repayments under line of credit	(52,465)	(50,664)
Issuance of stock for employee stock purchase plan	61	140
Proceeds received on stock subscription	210	-
Changes in finance lease obligations	(143)	(161)
Contingent consideration paid	(494)	(345)
Common stock repurchase	(2,644)	-
Net cash used in financing activities	(5,214)	(17,764)
Effect of exchange rate changes on cash and cash equivalents	(102)	(123)
Increase (decrease) in cash and cash equivalents	665	(215)
Cash and cash equivalents at beginning of period	734	1,847

Cash and cash equivalents at end of period	$1,399	$1,632

Supplemental cash flow information:
Cash paid for:
Interest	$255	$741
Income taxes	$370	$59

Non-cash financing activities:
Equity awards issued	$406	$256
Note payable for purchase of treasury stock	$-	$2,230

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

Results for the thirteen week and twenty-six periods ended July 3, 2021 are not necessarily indicative of results that may be expected for the full year.

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

The following table presents our revenue disaggregated by revenue source for the thirteen and twenty-six week periods ended July 3, 2021 and June 27, 2020:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Engineering:
Time and Material	$11,821	$10,784	$22,299	$23,611
Fixed Fee	5,113	3,189	9,034	4,503
Permanent Placement Services	-	65	67	87
Total Engineering	$16,934	$14,038	$31,400	$28,201

Specialty Health Care:
Time and Material	$22,729	$10,601	$43,661	$32,654
Permanent Placement Services	212	83	416	227
Total Specialty Health Care	$22,941	$10,684	$44,077	$32,881

Information Technology:
Time and Material	$8,864	$7,779	$17,661	$16,336
Permanent Placement Services	194	151	344	267
Total Information Technology	$9,058	$7,930	$18,005	$16,603
	$48,933	$32,652	$93,482	$77,685

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

There was $1.0 million of deferred revenue as of July 3, 2021. Deferred revenue was $0.4 million as of January 2, 2021 and was included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet at that date.  Revenue is recognized when the service has been performed. Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet. For both of the twenty-six week periods ended July 3, 2021 and June 27, 2020, the Company recognized $0.4 million that was included in deferred revenue at the beginning of each respective reporting period. For the thirteen week periods ended July 3, 2021 and June 27, 2020, the Company recognized $0.1 million and $0, respectively, that was included in deferred revenue at the beginning of each respective reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised as follows:

	July 3, 2021	January 2, 2021
Billed	$32,949	$25,926
Accrued and unbilled	2,865	8,219
Work-in-progress	2,827	3,612
Allowance for sales discounts and doubtful accounts	(1,418)	(1,750)

Accounts receivable, net	$37,223	$36,007

Unbilled receivables primarily represent revenue earned whereby those services are ready to be billed as of the balance sheet ending date. Work-in-progress primarily represents revenue earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $0.2 million and related transit accounts payable was $2.5 million, for a net payable of $2.3 million, as of July 3, 2021. The transit accounts receivable was $2.5 million and related transit accounts payable was $4.9 million, for a net payable of $2.4 million, as of January 2, 2021.

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

Property and equipment are comprised of the following:

	July 3, 2021	January 2, 2021
Computers and systems	$4,485	$4,686
Equipment and furniture	137	264
Leasehold improvements	254	235
	4,876	5,185

Less: accumulated depreciation and amortization	3,176	3,107

Property and equipment, net	$1,700	$2,078

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $451 and $1,284 during the twenty-six week periods ended July 3, 2021 and June 27, 2020, respectively. Depreciation and amortization expense of property and equipment for the twenty-six week periods ended July 3, 2021 and June 27, 2020 was $525 and $501, respectively. Depreciation and amortization expense of property and equipment for the thirteen week periods ended July 3, 2021 and June 27, 2020 was $259 and $246, respectively.

6.	Acquisitions

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration. The Company gives no assurance that it will make acquisitions in the future or that if it does make acquisitions, such acquisitions will be successful.

Future Contingent Payments

As of July 3, 2021, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at July 3, 2021 as follows:

Fiscal Year Ending	Total
January 1, 2022 (after July 3, 2021)	$28
December 31, 2022	1,750
December 30, 2023	638
Estimated future contingent consideration payments	$2,416

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions (Continued)

Future Contingent Payments (Continued)

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates. Potential future contingent payments to be made to all active acquisitions after July 3, 2021 are capped at a cumulative maximum of $2.4 million. The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of July 3, 2021.  During the twenty-six week period ended July 3, 2021, the Company measured contingent consideration at fair value on a non-recurring basis. Contingent consideration related to acquisitions is recorded at fair value (level 3) due to the lack of observable market inputs. Changes in fair value are recorded in other (expense) income, net.

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

The Company paid $0.5 million and $0.3 million of contingent consideration during the twenty-six week periods ended July 3, 2021 and June 27, 2020, respectively.

7.	Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  During the twenty-six week period ended July 3, 2021, the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic. While COVID-19 has negatively impacted the Company, and the Company expects this negative impact to continue at least through the second half of fiscal 2021 and possibly beyond, the Company did not conclude in such review that this negative impact is permanent. The Company has determined that no other indicators of impairment of goodwill existed during the twenty-six week period ended July 3, 2021. As such, no impairment loss on the Company’s goodwill during the twenty-six week period ended July 3, 2021 was recorded as a result of such review.

The carrying amount of goodwill as of July 3, 2021 and January 2, 2021 is as follows:

Engineering	Specialty Health Care	Information Technology	Total
$11,918	$2,398	$2,038	$16,354

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

8.	Intangible Assets

The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the Company determines that it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell. The Company’s intangible assets consist of customer relationships and non-compete agreements. During the twenty-six week period ended July 3, 2021, the Company reviewed the carrying value of its intangible assets due to the events and circumstances surrounding the COVID-19 pandemic. While COVID-19 has negatively impacted the Company, and the Company expects this negative impact to continue at least through the second half of fiscal 2021 and possibly beyond, the Company does not believe at this time that this negative impact is permanent. As such, no impairment loss on the Company’s intangible assets during the twenty-six week period ended July 3, 2021 was recorded as a result of such review.

All of the Company’s intangible assets are associated with the Engineering segment.  Intangible assets other than goodwill are amortized over their useful lives.  Intangible assets are carried at cost, less accumulated amortization.

Details of intangible assets by class at July 3, 2021 and January 2, 2021:

	July 3, 2021	January 2, 2021
Restricted covenants	$4	$12
Customer relationships	2	83

Total intangible assets	$6	$95

Amortization expense of acquired intangible assets for the twenty-six week periods ended July 3, 2021 and June 27, 2020 was $89 and $160, respectively. Amortization expense of intangible assets for the thirteen week periods ended July 3, 2021 and June 27, 2020 was $9 and $80, respectively.

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

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  At the option of Citizens Bank, LIBOR can be replaced with SOFR (Secured Overnight Financing Rate). Citizens Bank has not indicated when this switch will occur, but in any event, the Company does not believe there will be any material impact on its borrowing rate.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the twenty-six week periods ended July 3, 2021 and June 27, 2020 were 2.2% and 3.1%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of July 3, 2021, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended). The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of July 3, 2021 and January 2, 2021 were $9.7 million and $11.9 million, respectively. At both July 3, 2021 and January 2, 2021 there were letters of credit outstanding for $1.9 million. At July 3, 2021 and January 2, 2021, the Company had availability for additional borrowings under the Revolving Credit Facility of $33.4 million and $31.2 million, respectively.

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

The Company uses the treasury stock method to calculate the weighted-average shares used for diluted earnings per share. The number of common shares used to calculate basic and diluted earnings per share for the thirteen and twenty-six week periods ended July 3, 2021 and June 27, 2020 was determined as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Basic weighted average shares outstanding	11,141,518	12,621,593	11,340,453	12,866,571
Dilutive effect of outstanding restricted share units	390,804	-	410,893	-
Weighted average dilutive shares outstanding	11,532,322	12,621,593	11,751,346	12,866,571

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Per Share Data (Continued)

For all periods presented, there were no anti-dilutive shares included in the calculation of common stock equivalents as there were no stock options outstanding.

Unissued shares of common stock were reserved for the following purposes:

	July 3, 2021	January 2, 2021
Time-based restricted stock units outstanding	499,054	459,805
Unvested subscription restricted share awards	124,992	250,000
Performance-based restricted stock units outstanding	90,000	-
Future grants of options or shares	209,180	520,929
Shares reserved for employee stock purchase plan	95,988	149,894

Total	1,019,214	1,380,628

11.	Share-Based Compensation

At July 3, 2021, the Company had two share-based employee compensation plans. The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant. Awards typically vest over periods ranging from one to three years and expire within 10 years of issuance. The Company may also issue immediately vested equity awards. Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method. The Company expenses performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest. Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense for the thirteen week periods ended July 3, 2021, and June 27, 2020 was $347 and $167, respectively.  Share-based compensation expense for the twenty-six week periods ended July 3, 2021, and June 27, 2020 was $710 and $236, respectively.  As of July 3, 2021, there were 90,000 performance-based restricted stock units outstanding, subject to an upward adjustment to 125,000 shares.

As of July 3, 2021, the Company had $1.1 million of total unrecognized compensation cost related to all time-based non-vested share-based awards outstanding. The Company expects to recognize this expense over approximately two years.  These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

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

As of July 3, 2021, under the 2014 Plan, 624,046 time-based shares were outstanding, there were 90,000 performance-based restricted share units outstanding, subject to an upward adjustment to 125,000 shares and 209,180 shares were available for awards thereunder.

The market value of equity grants issued for the twenty-six week periods ended July 3, 2021 and June 27, 2020 was $1.2 million and $0.3 million respectively.  These amounts are based on the equity price on the last trading day in the period presented.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions. The number of shares issued on January 4, 2021 (the first business day following the previous offering period) was 53,906. As of July 3, 2021, there were 95,988 shares available for issuance under the Purchase Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Time-Based Restricted Stock Awards / Stock Subscription Receivable

From time-to-time the Company issues time-based restricted stock units. These time-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s restricted stock unit fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet. As of July 3, 2021, there were no accrued dividends. Dividends for time-based restricted stock units that ultimately do not vest are forfeited.

The following summarizes the activity in the time-based restricted stock units under the 2014 Plan during the twenty-six week period ended July 3, 2021:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 2, 2021	709,805	$1.92
Granted	96,749	$2.80
Vested	(182,508)	$1.98
Forfeited or expired	-	-
Outstanding non-vested at July 3, 2021	624,046	$2.04

Based on the closing price of the Company’s common stock of $4.00 per share on July 2, 2021 (the last trading day prior to July 3, 2021), the intrinsic value of the time-based non-vested restricted stock units at July 3, 2021 was approximately $2.5 million. As of July 3, 2021, there was approximately $0.9 million of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock units.

In December 2020, the Company granted members of senior management one-time restricted stock awards of an aggregate of 250,000 shares in exchange for a stock subscription receivable. The shares will be acquired by senior management through repayment of the stock subscription receivable over twelve months beginning in January 2021 and ending in December 2021.

During the twenty-six week period ended July 3, 2021, the Company awarded 125,000 immediately vested share awards at an average price of $2.17. During fiscal 2020, the Company awarded 100,092 immediately vested share awards at an average price of $1.33.

Performance Based Restricted Stock Units

From time-to-time the Company issues performance-based restricted stock units to its executives.  Performance-based restricted stock units are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee. These performance-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period on any stock awards that actually vest, if any.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.  As of July 3, 2021, there were no accrued dividends for performance-based restricted stock units. Dividends for performance-based restricted stock units that ultimately do not vest are forfeited.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.	Share-Based Compensation (Continued)

Performance Based Restricted Stock Units (Continued)

To date, the Company has issued performance-based restricted stock units only under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during the twenty-six week period ended July 3, 2021:

	Number of Performance- Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 2, 2021	-	-
Granted	90,000	$3.26
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at July 3, 2021	90,000	$3.26

As of July 3, 2021, there were 90,000 performance-based restricted stock units outstanding, subject to an upward adjustment to 125,000 shares. The Company assesses at each reporting date whether achievement of any performance condition is probable and recognizes the expense when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period. If at a later measurement date the Company determines that performance-based restricted stock awards deemed as likely to vest are deemed as unlikely to vest, the expense recognized will be reversed.

The Company has estimated as of July 3, 2021 that the 125,000 performance-based stock units will be earned in fiscal 2021. The expense associated with these 125,000 performance-based stock units for the twenty-six weeks ended July 3, 2021 is $204. There was no such expense for the comparable prior year period.

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

During the twenty-six week period ended July 3, 2021, the Company purchased 842,055 shares at an average price of $3.14 per share. During the twenty-six week period ended June 27, 2020, the Company did not purchase any shares. As of July 3, 2021, the Company has $4.9 million available for future treasury stock purchases.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.	New Accounting Standards and Updates from the Securities Exchange Commission (“SEC”)

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies.  ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022.  The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects the adoption will have on its condensed consolidated financial statements.

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

Segment operating income (loss) includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended July 3, 2021	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$16,934	$22,941	$9,058	$-	$48,933
Cost of services	12,920	17,349	6,398	-	36,667
Gross profit	4,014	5,592	2,660	-	12,266
Selling, general and administrative	3,625	4,399	1,971	-	9,995
Depreciation and amortization of property and equipment	153	80	26	-	259
Amortization of acquired intangible assets	9	-	-	-	9
Tax credit professional fees	-	-	-	60	60
Operating income (loss)	$227	$1,113	$663	$(60)	$1,943
Total assets as of July 3, 2021	$30,050	$20,064	$8,187	$6,396	$64,697
Capital expenditures	$30	$39	$3	$22	$94

Thirteen Week Period Ended June 27, 2020	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$14,038	$10,684	$7,930	$-	$32,652
Cost of services	9,804	8,487	5,858	-	24,149
Gross profit	4,234	2,197	2,072	-	8,503
Selling, general and administrative	3,349	3,208	2,437	-	8,994
Depreciation and amortization of property and equipment	154	70	22	-	246
Amortization of acquired intangible assets	80	-	-	-	80
Write-off of receivables and professional fees incurred related to arbitration	350	-	-	-	350
Operating income (loss)	$301	$(1,081)	$(387)	$-	$(1,167)
Total assets as of June 27, 2020	$40,699	$15,570	$7,815	$6,094	$70,178
Capital expenditures	$21	$-	$20	$75	$116

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

Twenty-Six Week Period Ended July 3, 2021	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$31,400	$44,077	$18,005	$-	$93,482
Cost of services	24,180	33,448	12,738	-	70,366
Gross profit	7,220	10,629	5,267	-	23,116
Selling, general and administrative	6,697	8,464	3,903	-	19,064
Depreciation and amortization of property and equipment	308	161	56	-	525
Amortization of acquired intangible assets	89	-	-	-	89
Tax credit professional fees	-	-	-	120	120
Operating income (loss)	$126	$2,004	$1,308	$(120)	$3,318
Total assets as of July 3, 2021	$30,050	$20,064	$8,187	$6,396	$64,697
Capital expenditures	$39	$67	$9	$26	$141

Twenty-Six Week Period Ended June 27, 2020	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$28,201	$32,881	$16,603	$-	$77,685
Cost of services	20,001	26,311	12,027	-	58,339
Gross profit	8,200	6,570	4,576	-	19,346
Selling, general and administrative	6,723	7,682	4,826	-	19,231
Depreciation and amortization of property and equipment	312	147	42	-	501
Amortization of acquired intangible assets	160	-	-	-	160
Write-off of receivables and professional fees incurred related to arbitration	8,397	-	-	-	8,397
Operating income (loss)	$(7,392)	$(1,259)	$(292)	$-	$(8,943)
Total assets as of June 27, 2020	$40,699	$15,570	$7,815	$6,094	$70,178
Capital expenditures	$30	$10	$35	$76	$151

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States. Revenue reported for each operating segment are all from external customers. The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenue by geographic area for the thirteen and twenty-six week periods ended July 3, 2021 and June 27, 2020 are as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue
U. S.	$43,746	$26,989	$82,753	$66,165
Canada	3,074	3,641	6,459	7,643
Puerto Rico	1,368	1,383	2,883	2,585
Serbia	745	639	1,387	1,292
	$48,933	$32,652	$93,482	$77,685

Total assets by geographic area as of the reported periods are as follows:

	July 3, 2021	January 2, 2021
Total assets
U. S.	$54,095	$56,308
Canada	5,626	7,067
Puerto Rico	1,511	1,483
Serbia	3,465	3,481
	$64,697	$68,339

15.	Income Taxes

The Company recognized $0.8 million of income tax expense for the twenty-six week period ended July 3, 2021, as compared to $2.6 million of income tax benefit for the comparable prior year period.  The consolidated effective income tax rate for the current period was 26.9% as compared to 27.6% for the comparable prior year period. The projected fiscal 2021 income tax rates as of July 3, 2021, were approximately 28.0%, 26.4% and 15.2% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The comparable prior year period estimated income tax rates were 26.9%, 27.3% and 15.3% in the United States, Canada and Serbia, respectively.

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

The Company is exposed to various asserted claims as of July 3, 2021, where the Company believes it has a probability of loss. As of July 3, 2021, the Company has accrued $1.9 million for asserted claims of $1.9 million.  Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Included in the July 3, 2021 accrual of $1.9 million, the Company has reserved $1.6 million for the settlement of a class-action suit in California that alleges the Company did not properly pay its travel nurses overtime wages. While the Company believes it did not violate any overtime wage laws, it nevertheless decided to settle this class action lawsuit in December 2020.  The Company anticipates it will pay the $1.6 million settlement as early as its fiscal 2021 fourth quarter.

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

The components of lease expense were as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

Operating lease cost	$535	$647	$1,072	$1,303

Finance lease cost
Amortization of right of use assets	$91	$77	$182	$155
Interest on lease liabilities	1	2	3	4
Total finance lease cost	$92	$79	$185	$159

Supplemental Cash Flow information related to leases was as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$555	$664	$1,107	$1,327
Operating cash flows from finance leases	1	2	2	4
Financing cash flows from finance leases	74	81	148	161

Right of use assets obtained in exchange for lease obligations
Operating leases	$26	$32	$171	$282
Finance leases	-	-	-	-

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Leases (Continued)

Supplemental Balance Sheet information as of July 3, 2021 and January 2, 2021 related to leases was as follows:

	July 3, 2021	January 2, 2021
Operating leases
Operating lease right of use assets	$1,997	$2,409

Operating right of use liability - current	$(1,860)	$(1,886)
Operating right of use liability - non-current	(1,809)	(2,641)
Total operating lease liabilities	$(3,669)	$(4,527)

Property and equipment - (right of use assets)	$368	$1,140
Accumulated depreciation	(155)	(746)
Property and equipment, net	$213	$394

Finance lease liability - current	$(124)	$(247)
Finance lease liability - non-current	(86)	(106)
Total finance lease liabilities	$(210)	$(353)

Weighted average remaining lease term
Operating leases (Years)	1.20	2.03
Finance leases (Years)	1.45	1.45

Weighted average discount rate
Operating leases	3.12%	4.06%
Finance leases	3.42%	2.63%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2021 (after July 3, 2021)	$1,036	$104
2022	1,542	108
2023	967	-
2024	233	-
2025	48	-

Total lease payments	3,826	212
Less: imputed interest	(157)	(2)
Total	$3,669	$210

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

18.	Stockholder Rights Plan

On May 22, 2020, the Board of Directors of the Company approved a stockholder rights plan (the “Rights Plan”) and declared a dividend distribution to stockholders of record as of the close of business on June 2, 2020 of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock of the Company. Each Right entitled the holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Unit”) of a newly-authorized series of junior participating preferred stock of the Company, upon the occurrence of certain events, at a purchase price of $5.60 per Unit.

The initial issuance of the Rights as a dividend had no financial accounting or reporting impact. The fair value of the Rights was nominal because the Rights were not exercisable when issued and no value is attributable to them. Additionally, the Rights did not meet the definition of a liability under generally accepted accounting principles in the United States and were therefore not accounted for as a long-term obligation. Accordingly, the Rights Plan had no impact on the Company’s Condensed Consolidated Financial Statements.

The Rights expired in accordance with their terms on May 22, 2021 and the Rights Plan is no longer in effect.

19.	COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to present various health, business and other challenges throughout the United States. As a result, we have temporarily closed most of our office locations, with most of our workforce working from home, and have seen a reduction in customer demand, all resulting in a negative impact on Company revenue, gross profit, and operating income. The duration and ultimate magnitude of the disruption remains uncertain. Therefore, we experienced a negative impact during fiscal 2020 and our first half of fiscal 2021, and we expect this matter to continue to negatively impact our business, results of operations, and financial position throughout the remainder of fiscal 2021 and possibly beyond, and the related financial impact cannot be reasonably estimated at this time.

20.	Subsequent Events

On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada. The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. The Company will continue to offer other engineering services in Canada and similar services in the United States.  For the thirteen week periods ended July 3, 2021, and June 27, 2020, these two offices generated revenue of $2.1 million and $2.9 million, respectively. For the twenty-six week periods ended July 3, 2021, and June 27, 2020, these two offices generated revenue of $4.4 million and $5.9 million, respectively.

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

Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. For the thirteen and twenty-six week periods ended July 3, 2021, while our revenue, gross profit and operating income were negatively impacted, we maintained the consistency of our operations, to a substantial degree, from the onset of the COVID-19 pandemic. We intend to continue to adhere to our employee safety measures as we seek to ensure that any disruptions to our operations remain as limited as possible during the pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example, an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to present various health, business and other challenges throughout the United States. As a result, we have temporarily closed most of our office locations, with most of our workforce working from home, and have seen a reduction in customer demand, all resulting in a negative impact on Company revenue, gross profit and operating income. The duration and ultimate magnitude of the disruption remains uncertain. We experienced a significant negative impact in fiscal 2020 and we expect the pandemic and its effects to negatively impact our business, results of operations, and financial position also through at least the second half of fiscal 2021 and possibly beyond. The related financial impact cannot be reasonably estimated at this time. Please see more detailed disclosure by segment in our Segment Discussion and the impact to our consolidated financial position under Financial Activities under Liquidity and Capital Resources, all in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Thirteen Week Period Ended July 3, 2021 Compared to Thirteen Week Period Ended June 27, 2020

A summary of operating results for the thirteen week periods ended July 3, 2021 and June 27, 2020 is as follows (in thousands):

	July 3, 2021		June 27, 2020
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$48,933	100.0	$32,652	100.0
Cost of services	36,667	74.9	24,149	74.0
Gross profit	12,266	25.1	8,503	26.0

Selling, general and administrative	9,995	20.4	8,994	27.6
Depreciation and amortization of property and equipment	259	0.6	246	0.8
Amortization of acquired intangible assets	9	0.0	80	0.2
Write-off of receivables and professional fees incurred related to arbitration	-	0.0	350	1.0
Tax credit professional fees	60	0.1	-	0.0
	10,323	21.1	9,670	29.6

Operating income (loss)	1,943	4.0	(1,167)	(3.6)
Other expense, net	201	0.4	233	0.7

Income (loss) before income taxes	1,742	3.6	(1,400)	(4.3)
Income tax expense (benefit)	486	1.0	(408)	(1.3)

Net income (loss)	$1,256	2.6	$(992)	(3.0)

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended July 3, 2021 and June 27, 2020 consisted of thirteen weeks each.

Revenue.  Revenue increased 49.9%, or $16.3 million, for the thirteen week period ended July 3, 2021 as compared to the thirteen week period ended June 27, 2020 (the “comparable prior year period”).  Revenue increased $2.9 million in the Engineering segment, $12.3 million in the Specialty Health Care segment and $1.1 million in the Information Technology segment. See more detailed disclosure by segment in our Segment Discussion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended July 3, 2021 Compared to Thirteen Week Period Ended June 27, 2020 (Continued)

Cost of Services and Gross Profit.  Cost of services increased 51.8%, or $12.5 million, for the thirteen week period ended July 3, 2021 as compared to the comparable prior year period. Cost of services increased primarily due to the increase in revenue. Cost of services as a percentage of revenue for the thirteen week periods ended July 3, 2021 and June 27, 2020 was 74.9% and 74.0%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $10.0 million for the thirteen week period ended July 3, 2021 as compared to $9.0 million for the comparable prior year period. As a percentage of revenue, SGA expenses were 20.4% for the thirteen week period ended July 3, 2021 and 27.6% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Write-off of receivables related to arbitration. The Company recorded a charge of $0.4 million during the comparable prior year period relating to its dispute with a customer that is a major utility in the United States. This dispute was resolved through binding arbitration in April 2020.  The charge for the prior year quarter was for professional fees related to the arbitration proceedings. For the thirteen week period ended July 3, 2021, there was no such charge. See discussion of Contingencies in Note 16 to the Condensed Consolidated Financial Statements included in this report.

Tax Credit Professional Fees. The Company incurred $0.1 million in tax credit professional fees in the thirteen week period ended July 3, 2021 as compared to no tax credit professional fees in the comparable prior year period.

Other Expense.  Other expense consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income, imputed interest on contingent consideration and gains and losses on foreign currency transactions.  Other expense, net experienced a negligible decrease as compared to the comparable prior year period.  The primary component of the decrease related to interest expense, which decreased primarily due to a decreased average borrowing and a decreased borrowing rate under the Company’s line of credit.  The primary reason for the decreased average borrowing rate was change in macroeconomic borrowing rates.

Income Tax Expense (Benefit).  The Company recognized $0.5 million of income tax expense for the thirteen week period ended July 3, 2021, as compared to $0.4 million of income tax benefit for the comparable prior year period.  The consolidated effective income tax rate for the current period was 27.5% as compared to 29.1% for the comparable prior year period. The projected fiscal 2021 income tax rates as of July 3, 2021, were approximately 28.0%, 26.4% and 15.2% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.

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

Thirteen Week Period Ended July 3, 2021 Compared to Thirteen Week Period Ended June 27, 2020 (Continued)

Segment Discussion

Engineering

Engineering revenues of $16.9 million for the thirteen week periods ended July 3, 2021 increased 20.6%, or $2.9 million, compared to the comparable prior year period.  The increase was comprised of the following: increases in Aerospace revenue of $2.7 million, Industrial Processing revenue of $0.6 million and Energy Services of $0.3 million, offset by a decrease in the Canadian Power Systems Group revenue of $0.7 million.  The increase in Aerospace revenue was primarily due to a new outsourcing engagement with one of the Company’s major customers that is anticipated to become a multi-year contract. The increase in Industrial Processing revenue was primarily due to spending increases with several major customers seeking to upgrade their ethanol related production capability. The decrease in the Canadian Power Systems was primarily due to spending decreases with several major customers and the impact of COVID-19. Gross profit decreased by 5.2%, or $0.2 million, as compared to the comparable prior year period. Gross profit decreased because of the decrease in gross profit margin. Gross profit margin of 23.7% for the current period decreased from 30.2% for the comparable prior year period. The decrease in gross margin was primarily due to decreased revenue from the Canadian Power Systems Group, as lower revenue has negatively impacted utilization of the segment’s billable consultants.  Additionally, the new Aerospace contract will garner a lower gross margin than the Engineering segment typically experiences. The Engineering segment’s SGA expense of $3.6 million increased by $0.3 million due to investment in new personnel to reposition and generate future growth. The Engineering segment experienced operating income of $0.2 million for the thirteen week period ended July 3, 2021, as compared to operating income of $0.3 million for the comparable prior year period.

On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada. The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. The Company will continue to offer other engineering services in Canada and similar services in the United States.  For the thirteen week periods ended July 3, 2021, and June 27, 2020, these two offices generated revenue of $2.1 million and $2.9 million, respectively. For the twenty-six week periods ended July 3, 2021, and June 27, 2020, these two offices generated revenue of $4.4 million and $5.9 million, respectively.

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

Thirteen Week Period Ended July 3, 2021 Compared to Thirteen Week Period Ended June 27, 2020 (Continued)

Segment Discussion (Continued)

COVID-19 Impact to Engineering Segment

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

Specialty Health Care

Specialty Health Care revenue of $22.9 million for the thirteen week period ended July 3, 2021 increased 114.7%, or $12.3 million, as compared to the comparable prior year period.  The increase in revenue was primarily driven by the Company’s school clients. Revenue from school clients for the thirteen week period ended July 3, 2021 was $14.1 million as compared to $5.7 million for the comparable prior year period. Revenue from non-school clients for the thirteen week period ended July 3, 2021 was $8.8 million as compared to $5.0 million for the comparable prior year period. The Specialty Health Care segment’s gross profit increased by 154.5%, or $3.4 million, to $5.6 million for the thirteen week period ended July 3, 2021, as compared to $2.2 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenue, as well as a higher gross profit margin. Gross profit margin for the thirteen week period ended July 3, 2021 increased to 24.4% as compared to 20.6% for the comparable prior year period. The increase in gross profit margin was primarily due to more normalized revenue and the high demand for certain services. Specialty Health Care experienced operating income of $1.1 million for the thirteen week period ended July 3, 2021, as compared to an operating loss of $1.1 million for the comparable prior year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase in SGA expense. SGA expense increased by $1.2 million to $4.4 million, as compared to $3.2 million in the comparable prior year period. The increase in SGA expense was primarily due to replacing our workforce that was furloughed in the prior year.

COVID-19 Impact to Specialty Health Care Segment

It is difficult to assess both the current and future impact from COVID-19 to the Specialty Health Care segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic, especially as it may impact schools where many of our personnel work. While the Company has worked to transition a portion of its Specialty Health Care workforce to work from home, this has been a difficult task. The Specialty Health Care segment has a small number of billable professionals performing services from home, in particular telehealth services. The Specialty Health Care segment’s telehealth services are primarily a new service offering. The majority of the Specialty Health Care segment’s services are historically delivered at schools and health care facilities. The Company believes that demand for much of its non-school services is very high as a result of COVID-19. However, health care professionals, such as nurses and doctors, are scarce and difficult to recruit.  Furthermore, the Company believes that demand for non-COVID-19 related healthcare services has been reduced as a result of the pandemic.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended July 3, 2021 Compared to Thirteen Week Period Ended June 27, 2020 (Continued)

Segment Discussion (Continued)

COVID-19 Impact to Specialty Health Care Segment

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

Information Technology

Information Technology revenue of $9.1 million for the thirteen week period ended July 3, 2021 increased 14.2%, or $1.1 million, as compared to $7.9 million for the comparable prior year period. The increase in Information Technology was primarily driven by the Life Sciences practice. The Company believes that the Life Sciences industry has not seen a negative impact from COVID-19. Gross profit of $2.7 million for the thirteen week period ended July 3, 2021 increased 28.4%, or $0.6 million, as compared to $2.1 million for the comparable prior year period. The increase in gross profit was primarily due to the increase in revenue, but also increased by an increase in gross profit margin.  The Information Technology gross profit margin for the thirteen week period ended July 3, 2021 was 29.4% as compared to 26.1% for the comparable prior year period.  The Company attributes the gross profit margin increase to higher revenue from its Life Sciences practice and a concerted effort to increase gross profit margin. SGA expense decreased by $0.4 million to $2.0 million, as compared to $2.4 million in the comparable prior year period. The decrease in SGA expense was a driven by a concerted effort to reduce SGA expense after the uncertainty around the COVID-19 crisis. The Information Technology segment experienced operating income of $0.7 million as compared to an operating loss of $0.4 million for the comparable prior year period.  The increase in operating income was primarily due to the increase in revenue and gross profit, and also the decrease in SGA expense.

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

Thirteen Week Period Ended July 3, 2021 Compared to Thirteen Week Period Ended June 27, 2020 (Continued)

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended July 3, 2021 Compared to Twenty-Six Week Period Ended June 27, 2020

A summary of operating results for the twenty-six week periods ended July 3, 2021 and June 27, 2020 is as follows (in thousands):

	July 3, 2021		June 27, 2020
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$93,482	100.0	$77,685	100.0
Cost of services	70,366	75.3	58,339	75.1
Gross profit	23,116	24.7	19,346	24.9

Selling, general and administrative	19,064	20.4	19,231	24.8
Depreciation and amortization of property and equipment	525	0.6	501	0.6
Amortization of acquired intangible assets	89	0.1	160	0.2
Write-off of receivables and professional fees incurred related to arbitration	-	0.0	8,397	10.8
Tax credit professional fees	120	0.1	-	0.0
	19,798	21.2	28,289	36.4

Operating income (loss)	3,318	3.5	(8,943)	(11.5)
Other expense, net	213	0.2	642	0.8

Income (loss) before income taxes	3,105	3.3	(9,585)	(12.3)
Income tax expense (benefit)	842	0.9	(2,648)	(3.4)

Net income (loss)	$2,263	2.4	$(6,937)	(8.9)

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended July 3, 2021 and June 27, 2020 consisted of twenty-six weeks each.

Revenue.  Revenue increased 20.3%, or $15.8 million, for the twenty-six week period ended July 3, 2021 as compared to the twenty-six week period ended June 27, 2020 (the “comparable prior year period”).  Revenue increased $3.2 million in the Engineering segment, $11.2 million in the Specialty Health Care segment and $1.4 million in the Information Technology segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit.  Cost of services increased 20.6%, or $12.0 million, for the twenty-six week period ended July 3, 2021 as compared to the comparable prior year period. Cost of services increased primarily due to the increase in revenue. Cost of services as a percentage of revenue for the twenty-six week periods ended July 3, 2021 and June 27, 2020 was 75.3% and 75.1%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended July 3, 2021 Compared to Twenty-Six Week Period Ended June 27, 2020 (Continued)

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $19.1 million for the twenty-six week period ended July 3, 2021 as compared to $19.2 million for the comparable prior year period. As a percentage of revenue, SGA expenses were 20.4% for the twenty-six week period ended July 3, 2021 and 24.8% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Write-off of receivables related to arbitration. The Company recorded a charge of $8.4 million during the comparable prior year period relating to its dispute with a customer that is a major utility in the United States. This dispute was resolved through binding arbitration April 2020. The charge consisted of $6.7 million for the portion of accounts receivable previously recognized by the Company that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.8 million in professional fees related to the dispute and arbitration and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. For the twenty-six week period ended July 3, 2021, there was no such charge. See discussion of Contingencies in Note 16 to the Condensed Consolidated Financial Statements included in this report.

Tax Credit Professional Fees. The Company incurred $0.1 million in tax credit professional fees in the twenty-six week period ended July 3, 2021 as compared to no tax credit professional fees in the comparable prior year period.

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

Income Tax Expense (Benefit).  The Company recognized $0.8 million of income tax expense for the twenty-six week period ended July 3, 2021, as compared to $2.6 million of income tax benefit for the comparable prior year period.  The consolidated effective income tax rate for the current period was 26.9% as compared to 27.6% for the comparable prior year period. The projected fiscal 2021 income tax rates as of July 3, 2021, were approximately 28.0%, 26.4% and 15.2% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.

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

Twenty-Six Week Period Ended July 3, 2021 Compared to Twenty-Six Week Period Ended June 27, 2020 (Continued)

Segment Discussion

Engineering

Engineering revenues of $31.4 million for the twenty-six weeks ended July 3, 2021 increased 11.3%, or $3.2 million, compared to the comparable prior year period.  The increase was comprised of the following: increases in Aerospace revenue of $3.8 million, and Industrial Processing revenue of $1.3 million, offset by decreases in Energy Services revenue of $0.4 million and the Canadian Power Systems Group revenue of $1.5 million.  The increase in Aerospace revenue was primarily due to a new outsourcing engagement with one of the Company’s major customers that is anticipated to become a multi-year contract. The increase in Industrial Processing revenue was primarily due to spending increases with several major customers seeking to upgrade their ethanol related production capability. The decreases in the Canadian Power Systems and Energy Services revenue were primarily due to spending decreases with several major customers and the impact of COVID-19. Gross profit decreased by 12.0%, or $1.0 million, as compared to the comparable prior year period. Gross profit decreased primarily because of the decrease in gross profit margin. Gross profit margin of 23.0% for the current period decreased from 29.1% for the comparable prior year period. The decrease in gross margin was primarily due to decreased revenue from the Canadian Power Systems Group, as lower revenue has negatively impacted utilization of the segment’s billable consultants.  Additionally, the new Aerospace contract will garner a lower gross margin than the Engineering segment typically experiences. The Engineering segment’s SGA expense of $6.7 million was materially unchanged as compared to the comparable prior year period. The Engineering segment experienced operating income of $0.1 million for the twenty-six week period ended July 3, 2021, as compared to a $7.4 million operating loss for the comparable prior year period. The primary reason for the operating loss in the comparable prior year period was the $8.4 million write-off of receivables and professional fees incurred related to a discrete arbitration.

On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada. The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. The Company will continue to offer other engineering services in Canada and similar services in the United States.  For the thirteen week periods ended July 3, 2021, and June 27, 2020, these two offices generated revenue of $2.1 million and $2.9 million, respectively. For the twenty-six week periods ended July 3, 2021, and June 27, 2020, these two offices generated revenue of $4.4 million and $5.9 million, respectively.

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

Twenty-Six Week Period Ended July 3, 2021 Compared to Twenty-Six Week Period Ended June 27, 2020 (Continued)

Segment Discussion (Continued)

COVID-19 Impact to Engineering Segment (Continued)

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

Specialty Health Care

Specialty Health Care revenue of $44.1 million for the twenty-six week period ended July 3, 2021 increased 34.1%, or $11.2 million, as compared to the comparable prior year period.  The increase in revenue was primarily driven by the Company’s school clients. Revenue from school clients for the twenty-six week period ended July 3, 2021 was $27.4 million as compared to $23.2 million for the comparable prior year period. Revenue from non-school clients for the twenty-six week period ended July 3, 2021 was $16.7 million as compared to $9.7 million for the comparable prior year period. The Specialty Health Care segment’s gross profit increased by 61.8%, or $4.0 million, to $10.6 million for the twenty-six week period ended July 3, 2021, as compared to $6.6 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenue, but also a higher gross profit margin. Gross profit margin for the twenty-six week period ended July 3, 2021 increased to 24.1% as compared to 20.0% for the comparable prior year period. The increase in gross profit margin was primarily due to more normalized revenue and the high demand for certain services. Specialty Health Care experienced operating income of $2.0 million for the twenty-six week period ended July 3, 2021, as compared to an operating loss of $1.3 million for the comparable prior year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase in SGA expense. SGA expense increased by $0.8 million to $8.5 million, as compared to $7.7 million in the comparable prior year period. The increase in SGA expense was primarily due to replacing our workforce that was furloughed in the prior year.

COVID-19 Impact to Specialty Health Care Segment

It is difficult to assess both the current and future impact from COVID-19 to the Specialty Health Care segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic, especially as it may impact schools where many of our personnel work. While the Company has worked to transition a portion of its Specialty Health Care workforce to work from home, this has been a difficult task. The Specialty Health Care segment has a small number of billable professionals performing services from home, in particular telehealth services. The Specialty Health Care segment’s telehealth services are primarily a new service offering. The majority of the Specialty Health Care segment’s services are historically delivered at schools and health care facilities. The Company believes that demand for much of its non-school services is very high as a result of COVID-19. However, health care professionals, such as nurses and doctors, are scarce and difficult to recruit.  Furthermore, the Company believes that the demand for non-COVID-19 related healthcare services has been reduced as a result of the pandemic.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended July 3, 2021 Compared to Twenty-Six Week Period Ended June 27, 2020 (Continued)

Segment Discussion (Continued)

COVID-19 Impact to Specialty Health Care Segment (Continued)

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

Information Technology

Information Technology revenue of $18.0 million for the twenty-six week period ended July 3, 2021 increased 8.4%, or $1.4 million, as compared to $16.6 million for the comparable prior year period. The increase in Information Technology was primarily driven by the Life Sciences practice. The Company believes that the Life Sciences industry has not seen a negative impact from COVID-19. Gross profit of $5.3 million for the twenty-six week period ended July 3, 2021 increased 15.1%, or $0.7 million, as compared to $4.6 million for the comparable prior year period. The increase in gross profit was primarily due to the increase in revenue, as well as an increase in gross profit margin.  The Information Technology gross profit margin for the twenty-six week period ended July 3, 2021 was 29.3% as compared to 27.6% for the comparable prior year period.  The Company attributes the gross profit margin increase to higher revenue from its Life Sciences practice and a concerted effort to increase gross profit margin. SGA expense decreased by $0.9 million to $3.9 million, as compared to $4.8 million in the comparable prior year period. The decrease in SGA expense was a driven by a concerted effort to reduce SGA expense after the uncertainty around the COVID-19 crisis. The Information Technology segment experienced operating income of $1.3 million as compared to an operating loss of $0.3 million for the comparable prior year period.  The increase in operating income was primarily due to the increase in revenue and gross profit, and also the decrease in SGA expense.

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

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Twenty-Six Week Periods Ended
	July 3, 2021	June 27, 2020
Cash provided by (used in):
Operating activities	$6,117	$17,783
Investing activities	$(136)	$(111)
Financing activities	$(5,214)	$(17,764)

Operating Activities

Operating activities provided $6.1 million of cash for the twenty-six week period ended July 3, 2021 as compared to providing cash of $17.8 million in the comparable prior year period.  The major components of cash provided by or used in operating activities in the twenty-six week period ended July 3, 2021 and the comparable prior year period are as follows: net loss or income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

For the twenty-six week period ended July 3, 2021, the Company experienced net income of $2.3 million as compared to a net loss of $6.9 million for the comparable prior year period.  An increase in accounts receivables in the twenty-six week period ended July 3, 2021 used $0.9 million of cash as compared to providing cash of $12.2 million in the comparable prior year period. The Company primarily attributes this increase in accounts receivables for the twenty-six week period ended July 3, 2021 to the increase in revenue for the twenty-six week period ended July 3, 2021 as compared to the twenty-six week period ended June 27, 2020, partially offset by improved collections of accounts receivable.

While highly variable, the Company’s transit accounts payable typically exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $2.3 million as of July 3, 2021 and a net payable of $2.4 million as of January 2, 2021, using $0.1 million of cash during the twenty-six week period ended July 3, 2021.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.5 million as of June 27, 2020 and a net receivable of $0.4 million as of December 28, 2019, generating $0.9 million of cash during the twenty-six week period ended June 27, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Prepaid expenses and other current assets provided cash of $2.0 million for the twenty-six week period ended July 3, 2021 as compared to $1.8 million of cash for the comparable prior year period. The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets do tend to increase at the end of a fiscal year and decrease during the first half.

An increase in accounts payable and accrued expenses provided cash of $1.9 million for the twenty-six week period ended July 3, 2021 as compared to providing cash of $2.7 million for the comparable prior year period.  The Company attributes these changes to a deliberate effort to defer payments for cash flow purposes and general timing of payments to vendors in the normal course of business. The Company’s accounts payable and accrued expenses balance of $9.9 million as of July 3, 2021 includes $1.6 million for the settlement of a class action suit in California that alleges the Company did not properly pay its travel nurses overtime wages.  The Company anticipates this liability will be paid as early as its fiscal 2021 fourth quarter.

Changes in accrued payroll and related costs used $0.2 million for the twenty-six week period ended July 3, 2021 as compared to providing cash of $1.0 million for the twenty-six week period ended June 27, 2020.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.   The Company’s last major payroll for the twenty-six week period ended July 3, 2021 was paid on July 2, 2021. During fiscal 2020, the Company deferred $3.3 million of employer payroll taxes under the CARES Act. These deferred payroll taxes must be paid in two equal installments at the end of calendar years 2021 and 2022.

Investing Activities

Investing activities used $0.1 million of cash for the twenty-six week period ended July 3, 2021 and $0.1 million for the twenty-six week period June 27, 2020.  Investing activities for both periods presented were primarily related to expenditures for property and equipment.

Financing Activities

Financing activities used $5.2 million of cash for the twenty-six week period ended July 3, 2021 as compared to using cash of $17.8 million in the comparable prior year period.  The Company made net payments under its line of credit of $2.2 million during the twenty-six week period ended July 3, 2021 as compared to making net payments of $17.4 million in the comparable prior year period.  The Company used $2.6 million to repurchase shares of its common stock in the current period. The Company generated cash of $0.3 million and $0.1 million from sales of shares from its equity plans for the current period and the comparable prior year period, respectively. The Company paid contingent consideration of $0.5 million in the current period as compared to $0.4 million in the comparable prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the twenty-six week period ended July 3, 2021 was 2.2%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of July 3, 2021, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended). The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of July 3, 2021 and January 2, 2021 were $9.7 million and $11.9 million, respectively. At both July 3, 2021 and January 2, 2021 there were letters of credit outstanding for $1.9 million. At July 3, 2021 and January 2, 2021, the Company had availability for additional borrowings under the Revolving Credit Facility of $33.4 million and $31.2 million, respectively.

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

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations. As of July 3, 2021, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

The Company is exposed to various asserted claims as of July 3, 2021, where the Company believes it has a probability of loss. As of July 3, 2021, the Company has accrued $1.9 million for asserted claims of $1.9 million.  Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Included in the July 3, 2021 accrual of $1.9 million, the Company has reserved $1.6 million for the settlement of a class-action suit in California that alleges the Company did not properly pay its travel nurses overtime wages. While the Company believes it did not violate any overtime wage laws, it nevertheless decided to settle this class action lawsuit in December 2020.  The Company expects to pay the $1.6 million settlement sometime during the fourth quarter of fiscal 2021.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2021 (after July 3, 2021)	$1,036	$104
2022	1,542	108
2023	967	-
2024	233	-
2025	48	-

Total lease payments	3,826	212
Less: imputed interest	(157)	(2)
Total	$3,669	$210

As of July 3, 2021, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at July 3, 2021 as follows:

Fiscal Year Ending	Total
January 1, 2022 (after July 3, 2021)	$28
December 31, 2022	1,750
December 30, 2023	638
Estimated future contingent consideration payments	$2,416

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates. Potential future contingent payments to be made to all active acquisitions after July 3, 2021 are capped at a cumulative maximum of $2.4 million. The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of July 3, 2021.  During the twenty-six week period ended July 3, 2021, the Company measured the intangibles acquired at fair value on a non-recurring basis. Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of July 3, 2021 the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Based on the Company’s variable-rate line of credit balances during the twenty-six week period ended July 3, 2021, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.2 million. The Company does not expect any material loss with respect to its investment portfolio.

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

As management prepares and executes a virtual financial close process, for the first time, there could be related implications on the internal controls performed specifically in conjunction with the preparation, review, and filing of this report. There is a risk that moving to a virtual environment in response to COVID-19 could result in certain controls (e.g., financial closing and reporting controls) being overridden or performed less frequently, or that management could be designing and implementing new controls in response to new risks. In addition, in instances where relevant controls fail, and there are no compensating controls in place, there may be fewer opportunities to timely identify or remediate control deficiencies. There were otherwise no changes in the Company’s internal control over financial reporting during the quarter ended July 3, 2021, that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 4, 2021 - April 30, 2021	346,226	$3.47	346,226	$5,389,000

May 1, 2021 - May 31, 2021	130,061	$3.50	476,287	$4,934,000

June 1, 2021 - July 3, 2021	21,596	$3.60	497,883	$4,856,000
Total	497,883	$3.48	497,883	$4,856,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Documents

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________

*          Filed herewith

**         Furnished herewith

RCM TECHNOLOGIES, INC. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCM Technologies, Inc.

Date: August 13, 2021	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: August 13, 2021	By: /s/ Kevin D. Miller
Kevin D. Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)