Form 10-Q
period 2021-10-02
RCM TECHNOLOGIES, INC.
filed 2021-11-12
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

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

Common Stock, $0.05 par value, 10,484,016 shares outstanding as of November 11, 2021.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of October 2, 2021 (Unaudited) and January 2, 2021	4

	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Week Periods Ended October 2, 2021 and September 26, 2020	5

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Thirty-Nine Week Periods Ended October 2, 2021 and September 26, 2020	6

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Thirty-Nine Week Period Ended October 2, 2021	7

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Thirty-Nine Week Period Ended September 26, 2020	8

	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Week Periods Ended October 2, 2021 and September 26, 2020	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	50

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

Signatures		53

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statement. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing service to the healthcare industry; the impact of and future effects of the COVlD-19 pandemic or other potential pandemics; having a significant portion of our condensed consolidated revenues contributed by a concentrated group of customer during the thirteen and thirty-nine week periods ended October 2, 2021; credit and collection risks; our claim experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing, the healthcare industry, our workforce and the services that we provide, including state and local regulations pertaining to the taxability of our services and other labor-related matters such a minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021 and Part II, Item 1A “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 2, 2021 and January 2, 2021

(In thousands, except share and per share amounts)

	October 2,	January 2,
	2021	2021
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,820	$734
Accounts receivable, net	43,074	36,007
Transit accounts receivable	154	2,494
Prepaid expenses and other current assets	1,234	4,699
Total current assets	47,282	43,934

Property and equipment, net	2,095	2,078

Other assets:
Deposits	175	169
Deferred tax asset, net, domestic	2,541	3,300
Goodwill	16,354	16,354
Operating right of use asset	1,844	2,409
Intangible assets, net	-	95
Total other assets	20,914	22,327

Total assets	$70,291	$68,339

Current liabilities:
Accounts payable and accrued expenses	$10,302	$7,497
Transit accounts payable	1,076	4,900
Accrued payroll and related costs	14,671	12,877
Finance lease payable	445	247
Income taxes payable	695	436
Operating right of use liability	1,539	1,886
Liability for contingent consideration from acquisitions	1,078	500
Deferred revenue	3,920	398
Total current liabilities	33,726	28,741

Deferred tax liability, foreign	367	365
Finance lease payable	585	106
Liability for contingent consideration from acquisitions	1,338	2,358
Operating right of use liability, net of current position	1,759	2,641
Borrowings under line of credit	7,964	11,890
Total liabilities	45,739	46,101

Commitments and contingencies (note 16)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
16,695,480 shares issued and 10,856,450 shares outstanding at October 2, 2021 and 16,224,191 shares issued and 11,542,880 shares outstanding at January 2, 2021	834	811
Stock subscription receivable	(113)	(420)
Additional paid-in capital	110,781	109,588
Accumulated other comprehensive loss	(2,627)	(2,550)
Accumulated deficit	(62,959)	(67,974)
Treasury stock (5,839,030 shares at October 2, 2021 and
(4,681,311 shares at January 2, 2021) at cost	(21,364)	(17,217)
Stockholders’ equity	24,552	22,238

Total liabilities and stockholders’ equity	$70,291	$68,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Thirteen and Thirty-Nine Week Periods Ended October 2, 2021 and September 26, 2020

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

Revenue	$45,471	$31,561	$138,953	$109,246
Cost of services	33,257	22,741	103,623	81,080
Gross profit	12,214	8,820	35,330	28,166

Operating costs and expenses
Selling, general and administrative	10,332	8,606	29,396	27,837
Depreciation and amortization of property and equipment	250	292	775	793
Amortization of acquired intangible assets	6	80	95	240
Write-off of receivables and professional fees incurred related to arbitration	-	-	-	8,397
Tax credit professional fees	50	-	170	-
Gain on sale of assets	(2,151)	-	(2,151)	-
Operating costs and expenses, net of gain on sale of assets	8,487	8,978	28,285	37,267

Operating income (loss)	3,727	(158)	7,045	(9,101)

Other expense (income)
Interest expense and other, net	64	126	307	650
Change in fair value of contingent consideration	-	36	52	108
Loss (gain) on foreign currency transactions	(48)	91	(130)	137
Other expense, net	16	253	229	895

Income (loss) before income taxes	3,711	(411)	6,816	(9,996)
Income tax expense (benefit)	959	(167)	1,801	(2,815)

Net income (loss)	$2,752	$(244)	$5,015	$(7,181)

Basic net earnings (loss) per share	$0.25	$(0.02)	$0.45	$(0.58)

Diluted net earnings (loss) per share	$0.24	$(0.02)	$0.43	$(0.58)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Thirty-Nine Week Periods Ended October 2, 2021 and September 26, 2020

(Unaudited)

(In thousands)

	October 2, 2021	September 26, 2020

Net income (loss)	$5,015	$(7,181)
Other comprehensive (loss) income	(77)	44
Comprehensive income (loss)	$4,938	$(7,137)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Thirty-Nine Week Period Ended October 2, 2021

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount					Shares	Amount

Balance, January 2, 2021	16,224,191	$811	$(420)	$109,588	$(2,550)	$(67,974)	4,681,311	$(17,217)	$22,238
Issuance of stock under employee stock purchase plan	53,906	3	-	58	-	-	-	-	61
Stock subscription receivable	57,696	3	97	(3)	-	-	-	-	97
Share-based compensation expense	-	-	-	545	-	-	-	-	545
Issuance of stock upon vesting of restricted share awards	175,000	9	-	(9)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	344,172	(911)	(911)
Foreign currency translation adjustment	-	-	-	-	(111)	-	-	-	(111)
Net income	-	-	-	-	-	1,007	-	-	1,007

Balance, April 3, 2021	16,510,793	$826	$(323)	$110,179	$(2,661)	$(66,967)	5,025,483	$(18,128)	$22,926
Stock subscription receivable	67,312	3	113	(3)	-	-	-	-	113
Share-based compensation expense	-	-	-	235	-	-	-	-	235
Issuance of stock upon vesting of restricted share awards	7,500	-	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	497,883	(1,733)	(1,733)
Foreign currency translation adjustment	-	-	-	-	68	-	-	-	68
Net income	-	-	-	-	-	1,256	-	-	1,256

Balance, July 3, 2021	16,585,605	$829	$(210)	$110,411	$(2,593)	$(65,711)	5,523,366	$(19,861)	$22,865
Issuance of stock under employee stock purchase plan	47,878	2	-	73	-	-	-	-	75
Stock subscription receivable	57,696	3	97	(3)	-	-	-	-	97
Share-based compensation expense	-	-	-	300	-	-	-	-	300
Issuance of stock upon vesting of restricted share awards	4,301	-	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	315,664	(1,503)	(1,503)
Foreign currency translation adjustment	-	-	-	-	(34)	-	-	-	(34)
Net income	-	-	-	-	-	2,752	-	-	2,752

Balance, October 2, 2021	16,695,480	$834	$(113)	$110,781	$(2,627)	$(62,959)	5,839,030	$(21,364)	$24,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY Thirty-Nine Week Period September 26, 2020 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 28, 2019	15,826,891	$791	$108,452	$(2,748)	$(59,105)	2,823,172	$(14,987)	$32,403
Issuance of stock under employee stock purchase plan	57,251	3	137	-	-	-	-	140
Foreign currency translation adjustment	-	-	-	(131)	-	-	-	(131)
Share-based compensation expense	-	-	69	-	-	-	-	69
Issuance of equity awards	60,000	3	(3)	-	-	-	-	-
Net loss	-	-	-	-	(5,945)	-	-	(5,945)

Balance, March 28, 2020	15,944,142	$797	$108,655	$(2,879)	$(65,050)	2,823,172	$(14,987)	$26,536
Foreign currency translation adjustment	-	-	-	57	-	-	-	57
Share-based compensation expense	-	-	167	-	-	-	-	167
Issuance of equity awards	66,552	3	(3)	-	-	-	-	-
Common stock repurchase	-	-	-	-	-	1,858,139	(2,230)	(2,230)
Net loss	-	-	-	-	(992)	-	-	(992)

Balance, June 27, 2020	16,010,694	$800	$108,819	$(2,822)	$(66,042)	4,681,311	$(17,217)	$23,538
Issuance of stock under employee stock purchase plan	60,732	3	65	-	-	-	-	68
Foreign currency translation adjustment	-	-	-	118	-	-	-	118
Share-based compensation expense	-	-	147	-	-	-	-	147
Issuance of equity awards	73,540	4	(4)	-	-	-	-	-
Net loss	-	-	-	-	(244)	-	-	(244)

Balance, September 26, 2020	16,144,966	$807	$109,027	$(2,704)	$(66,286)	4,681,311	$(17,217)	$23,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Thirty-Nine Week Periods Ended October 2, 2021 and September 26, 2020 (Unaudited) (In thousands)

	October 2, 2021	September 26, 2020
Cash flows from operating activities:
Net income (loss)	$5,015	$(7,181)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	870	1,033
Gain on sale of assets	(2,151)	-
Change in fair value of contingent consideration	52	108
Share-based compensation expense	957	383
Provision for losses on accounts receivable	(150)	7,855
Deferred income tax expense (benefit)	761	(3,086)
Amortization of right of use assets	794	1,734
Changes in assets and liabilities:
Accounts receivable	(9,602)	18,891
Prepaid expenses and other current assets	3,090	2,270
Net of transit accounts receivable and payable	(1,449)	1,056
Accounts payable and accrued expenses	2,523	1,914
Accrued payroll and related costs	1,794	825
Right of use liabilities	(1,457)	(1,750)
Income taxes payable	259	94
Deferred revenue	3,522	(406)
Deposits	(6)	40
Total adjustments	(193)	30,961
Net cash provided by operating activities	4,822	23,780

Cash flows from investing activities:
Property and equipment acquired	(492)	(400)
Proceeds from sale of assets	6,590	-
Net cash provided by (used in) investing activities	6,098	(400)

Cash flows from financing activities:
Borrowings under line of credit	74,626	51,366
Repayments under line of credit	(78,551)	(72,869)
Issuance of stock for employee stock purchase plan	137	208
Changes in finance lease obligations	(322)	(321)
Contingent consideration paid	(494)	(345)
Common stock repurchase	(4,147)	(2,230)
Net cash used in financing activities	(8,751)	(24,191)
Effect of exchange rate changes on cash and cash equivalents	(83)	(279)
Increase (decrease) in cash and cash equivalents	2,086	(1,090)
Cash and cash equivalents at beginning of period	734	1,847

Cash and cash equivalents at end of period	$2,820	$757

Supplemental cash flow information:
Cash paid for:
Interest	$369	$922
Income taxes	$812	$191

Non-cash financing activities:
Issuance of accrued share-based compensation	$430	$-
ROU assets obtained in exchange for lease obligations	$1,536	$858

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from the Company's audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended January 2, 2021 included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen and thirty-nine week periods ended October 2, 2021 are not necessarily indicative of results that may be expected for the full year.

Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The current fiscal year ending January 1, 2022 (fiscal 2021) is a 52-week reporting year. The prior fiscal year ending January 2, 2021 (fiscal 2020) was a 53-week reporting year. The fiscal quarters for the current year (fiscal 2021) and the prior year (fiscal 2020) align as follows:

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

Fair Value of Financial Instruments

The Company’s carrying value of financial instruments, consisting primarily of accounts receivable, transit accounts receivable, accounts payable and accrued expenses, transit accounts payable and borrowings under line of credit approximates fair value due to their liquidity or their short-term nature and the line of credit’s variable interest rate. The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

The Company re-measures the fair value of the contingent consideration at each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings in the accompanying condensed consolidated statement of operations.

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

The following table presents our revenue disaggregated by revenue source for the thirteen and thirty-nine week periods ended October 2, 2021 and September 26, 2020:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Engineering:
Time and Material	$11,624	$10,369	$33,922	$33,980
Fixed Fee	4,858	4,660	13,893	9,163
Permanent Placement Services	-	58	67	145
Total Engineering	$16,482	$15,087	$47,882	$43,288

Specialty Health Care:
Time and Material	$19,324	$8,844	$62,985	$41,498
Permanent Placement Services	322	171	738	398
Total Specialty Health Care	$19,646	$9,015	$63,723	$41,896

Information Technology:
Time and Material	$9,109	$7,347	$26,770	$23,683
Permanent Placement Services	234	112	578	379
Total Information Technology	$9,343	$7,459	$27,348	$24,062
	$45,471	$31,561	$138,953	$109,246

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

Fixed Fee

From time to time and predominantly in our Engineering segment, the Company will enter into contracts requiring the completion of specific deliverables.  The Company has master services agreements with many of its customers that broadly define terms and conditions. Actual services performed under fixed fee arrangements are typically delivered under purchase orders that more specifically define terms and conditions related to that fixed fee project. While these master services agreements can often span several years, the Company’s fixed fee purchase orders are typically performed over six to nine month periods.  In instances where project services are provided on a fixed-price basis, revenue is recorded in accordance with the terms of each contract.  In certain instances, revenue is invoiced at the time certain milestones are reached, as defined in the contract.  Revenue under these arrangements are recognized as the costs on these contracts are incurred.  From time-to-time, amounts paid in excess of revenue earned and recognized are recorded as deferred revenue, included in accounts payable and accrued expenses on the accompanying condensed balance sheets.  Additionally, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenue and billings to specified maximum amounts.  Provisions for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a specific deliverable and the work is not complete and the revenue is not recognized, the costs incurred are deferred as a prepaid asset.  The associated costs are expensed when the related revenue is recognized.

Permanent Placement Services

The Company earns permanent placement fees from providing permanent placement services. These fees are typically based on a percentage of the compensation paid to the person placed with the Company’s client.

There was $3.9 million of deferred revenue as of October 2, 2021. Deferred revenue was $0.4 million as of January 2, 2021. Revenue is recognized when the service has been performed. Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet. For both of the thirty-nine week periods ended October 2, 2021 and September 26, 2020, the Company recognized $0.4 million that was included in deferred revenue at the beginning of each respective reporting period. For the thirteen week period ended October 2, 2021, the Company did not recognize any deferred revenue recorded at the beginning of the period. For the thirteen week period ended September 26, 2020, the Company recognized $0.3 million of deferred revenue recorded at the beginning of the period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

4.    Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised as follows:

	October 2, 2021	January 2, 2021
Billed	$33,176	$25,926
Accrued and unbilled	8,861	8,219
Work-in-progress	2,455	3,612
Allowance for sales discounts and doubtful accounts	(1,418)	(1,750)

Accounts receivable, net	$43,074	$36,007

Unbilled receivables primarily represent revenue earned whereby those services are ready to be billed as of the balance sheet ending date. Work-in-progress primarily represents revenue earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $0.2 million and related transit accounts payable was $1.1 million, for a net payable of $0.9 million, as of October 2, 2021. The transit accounts receivable was $2.5 million and related transit accounts payable was $4.9 million, for a net payable of $2.4 million, as of January 2, 2021.

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

Property and equipment are comprised of the following:

	October 2, 2021	January 2, 2021
Computers and systems	$4,067	$4,686
Equipment and furniture	86	264
Leasehold improvements	149	235
	4,302	5,185

Less: accumulated depreciation and amortization	2,207	3,107

Property and equipment, net	$2,095	$2,078

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $2,384 and $1,529 during the thirty-nine week periods ended October 2, 2021 and September 26, 2020, respectively. Depreciation and amortization expense of property and equipment for the thirty-nine week periods ended October 2, 2021 and September 26, 2020 was $775 and $793, respectively. Depreciation and amortization expense of property and equipment for the thirteen week periods ended October 2, 2021 and September 26, 2020 was $250 and $292, respectively.

6.     Acquisitions and Divestitures

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration. The Company gives no assurance that it will make acquisitions in the future or that if it does make acquisitions, such acquisitions will be successful.

Future Contingent Payments

As of October 2, 2021, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at October 2, 2021 as follows:

Fiscal Year Ending	Total
December 31, 2022	$1,078
December 30, 2023	1,338
Estimated future contingent consideration payments	$2,416

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.     Acquisitions and Divestitures (Continued)

Future Contingent Payments (Continued)

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates. Potential future contingent payments to be made to all active acquisitions after October 2, 2021 are capped at a cumulative maximum of $2.4 million. The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of October 2, 2021.  During the thirty-nine week period ended October 2, 2021, the Company measured contingent consideration at fair value on a non-recurring basis. Contingent consideration related to acquisitions is recorded at fair value (level 3) due to the lack of observable market inputs. Changes in fair value are recorded in other (expense) income, net.

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

The Company paid $0.5 million and $0.3 million of contingent consideration during the thirty-nine week periods ended October 2, 2021 and September 26, 2020, respectively.

Sale of Assets

On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada. The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. The Company will continue to offer other engineering services in Canada and similar services in the United States. The Company evaluated this transaction under ASC 205-20, discontinued operations and determined it did not meet the requirements to be treated as such. For the thirteen week periods ended October 2, 2021 and September 26, 2020, these two offices generated revenue of $0.5 million and $2.6 million, respectively. For the thirty-nine week periods ended October 2, 2021 and September 26, 2020, these two offices generated revenue of $4.9 million and $8.6 million, respectively. The Company recorded a gain on the sale of these net assets of $2.2 million. The purchase agreement provides for a typical indemnity escrow held by an independent escrow agent in the amount of $0.8 million. The escrow has not been recognized in the Company’s financial statements, as the Company does not control the escrow. Provided there are no asserted indemnity claims, the Company expects to receive the $0.8 million about 18 months from the purchase date.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

7.    Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  During the thirty-nine week period ended October 2, 2021, the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic. While COVID-19 has negatively impacted the Company, and the Company expects this negative impact to continue at least through the fourth quarter of fiscal 2021 and possibly beyond, the Company did not conclude in such review that this negative impact is permanent. The Company has determined that no other indicators of impairment of goodwill existed during the thirty-nine week period ended October 2, 2021. As such, no impairment loss on the Company’s goodwill during the thirty-nine week period ended October 2, 2021 was recorded as a result of such review.

The carrying amount of goodwill as of October 2, 2021 and January 2, 2021 is as follows:

Engineering	Specialty Health Care	Information Technology	Total
$11,918	$2,398	$2,038	$16,354

8.    Intangible Assets

The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the Company determines that it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell. The Company’s intangible assets consist of customer relationships and non-compete agreements. During the thirty-nine week period ended October 2, 2021, the Company reviewed the carrying value of its intangible assets due to the events and circumstances surrounding the COVID-19 pandemic. While COVID-19 has negatively impacted the Company, and the Company expects this negative impact to continue at least through the fourth quarter of fiscal 2021 and possibly beyond, the Company does not believe at this time that this negative impact is permanent. As such, no impairment loss on the Company’s intangible assets during the thirty-nine week period ended October 2, 2021 was recorded as a result of such review.

All of the Company’s intangible assets are associated with the Engineering segment.  Intangible assets other than goodwill are amortized over their useful lives.  Intangible assets are carried at cost, less accumulated amortization.

Details of intangible assets by class at October 2, 2021 and January 2, 2021:

	October 2, 2021	January 2, 2021
Restricted covenants	$-	$12
Customer relationships	-	83

Total intangible assets	$-	$95

Amortization expense of acquired intangible assets for the thirty-nine week periods ended October 2, 2021 and September 26, 2020 was $95 and $240, respectively. Amortization expense of intangible assets for the thirteen week periods ended October 2, 2021 and September 26, 2020 was $6 and $80, respectively.

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

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  At the option of Citizens Bank, LIBOR can be replaced with SOFR (Secured Overnight Financing Rate). Citizens Bank has not indicated when this switch will occur, but in any event, the Company does not believe there will be any material impact on its borrowing rate. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the thirty-nine week periods ended October 2, 2021 and September 26, 2020 were 2.1% and 2.9%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of October 2, 2021, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended). The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of October 2, 2021 and January 2, 2021 were $8.0 million and $11.9 million, respectively. At both October 2, 2021 and January 2, 2021 there were letters of credit outstanding for $1.9 million. At October 2, 2021 and January 2, 2021, the Company had availability for additional borrowings under the Revolving Credit Facility of $35.1 million and $31.2 million, respectively.

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

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share. The number of weighted-average shares used to calculate basic and diluted earnings per share for the thirteen and thirty-nine week periods ended October 2, 2021 and September 26, 2020 was determined as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Basic weighted average shares outstanding	10,974,788	11,444,697	11,218,565	12,393,058
Dilutive effect of outstanding restricted share units	450,826	-	446,539	-
Weighted average dilutive shares outstanding	11,425,614	11,444,697	11,665,104	12,393,058

For all periods presented, there were no anti-dilutive shares included in the calculation of common stock equivalents as there were no stock options outstanding.

Unissued shares of common stock were reserved for the following purposes:

	October 2, 2021	January 2, 2021
Time-based restricted stock units outstanding	599,549	459,805
Unvested subscription restricted share awards	67,296	250,000
Performance-based restricted stock units outstanding	90,000	-
Future grants of options or shares	171,680	520,929
Shares reserved for employee stock purchase plan	48,110	149,894

Total	976,635	1,380,628

11.   Share-Based Compensation

At October 2, 2021, the Company had two share-based employee compensation plans. The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant. Awards typically vest over periods ranging from one to three years and expire within 10 years of issuance. The Company may also issue immediately vested equity awards. Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method. The Company expenses performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest. Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest.

Share-based compensation expense for the thirteen week periods ended October 2, 2021 and September 26, 2020 was $247 and $147, respectively.  Share-based compensation expense for the thirty-nine week periods ended October 2, 2021 and September 26, 2020 was $957 and $383, respectively. As of October 2, 2021, there were 90,000 performance-based restricted stock units outstanding, subject to an upward adjustment to 125,000 shares.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.   Share-Based Compensation (Continued)

As of October 2, 2021, the Company had $7.9 million of total unrecognized compensation cost related to all time-based non-vested share-based awards outstanding. The Company expects to recognize this expense over approximately two years.  These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

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

As of October 2, 2021, under the 2014 Plan, 599,549 time-based shares were outstanding, there were 90,000 performance-based restricted share units outstanding, subject to an upward adjustment to 125,000 shares and 171,680 shares were available for awards thereunder.

The market value of equity grants issued for the thirty-nine week periods ended October 2, 2021 and September 26, 2020 was $2.2 million and $0.1 million, respectively. These amounts are based on the equity price on the last trading day in the period presented.

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

In fiscal 2015, the Company amended the Purchase Plan with shareholder approval to increase the aggregate number of shares of stock reserved for issuance or transfer under the Purchase Plan by an additional 300,000 shares so that the total number of shares of stock reserved for issuance or transfer under the Plan shall be 1,100,000 shares and to extend the expiration date of the Purchase Plan to December 31, 2025. In fiscal 2018, the Company amended the Purchase Plan with shareholder approval to increase the aggregate number of shares of stock reserved for issuance or transfer under the Purchase Plan by an additional 300,000 shares so that the total number of shares of stock reserved for issuance or transfer under the Plan shall be 1,400,000 shares.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.   Share-Based Compensation (Continued)

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions. The number of shares issued on July 5, 2021 (the first business day following the previous offering period) was 47,878. As of October 2, 2021, there were 48,110 shares available for issuance under the Purchase Plan.

On October 20, 2021, the Company’s Board of Directors approved amendments to the Purchase Plan, subject to the approval of the Company’s shareholders, to increase by an additional 400,000 the total number of shares of stock reserved for issuance or transfer under the Purchase Plan, and to extend the termination date of the Purchase Plan to December 31, 2030.

Time-Based Restricted Stock Awards / Stock Subscription Receivable

From time-to-time the Company issues time-based restricted stock units. These time-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s restricted stock unit fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet. As of October 2, 2021, there were no accrued dividends. Dividends for time-based restricted stock units that ultimately do not vest are forfeited.

The following summarizes the activity in the time-based restricted stock units under the 2014 Plan during the thirty-nine week period ended October 2, 2021:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 2, 2021	709,805	$1.92
Granted	134,249	$3.29
Vested	(244,505)	$1.90
Forfeited or expired	-	-
Outstanding non-vested at October 2, 2021	599,549	$2.24

Based on the closing price of the Company’s common stock of $6.35 per share on October 1, 2021 (the last trading day prior to October 2, 2021), the intrinsic value of the time-based non-vested restricted stock units at October 2, 2021 was approximately $3.8 million. As of October 2, 2021, there was approximately $7.9 million of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock units.

In December 2020, the Company granted members of senior management one-time restricted stock awards of an aggregate of 250,000 shares in exchange for a stock subscription receivable. The shares will be acquired by senior management through repayment of the stock subscription receivable over twelve months beginning in January 2021 and ending in December 2021.

During the thirty-nine week period ended October 2, 2021, the Company awarded 125,000 immediately vested share awards at an average price of $2.17. During fiscal 2020, the Company awarded 100,092 immediately vested share awards at an average price of $1.33.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.   Share-Based Compensation (Continued)

Performance Based Restricted Stock Units

From time-to-time the Company issues performance-based restricted stock units to its executives.  Performance-based restricted stock units are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee. These performance-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period on any stock awards that actually vest, if any.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.  As of October 2, 2021, there were no accrued dividends for performance-based restricted stock units. Dividends for performance-based restricted stock units that ultimately do not vest are forfeited.

To date, the Company has issued performance-based restricted stock units only under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during the thirty-nine week period ended October 2, 2021:

	Number of Performance-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 2, 2021	-	-
Granted	90,000	$3.26
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at October 2, 2021	90,000	$3.26

As of October 2, 2021, there were 90,000 performance-based restricted stock units outstanding, subject to an upward adjustment to 125,000 shares. The Company assesses at each reporting date whether achievement of any performance condition is probable and recognizes the expense when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period. If at a later measurement date the Company determines that performance-based restricted stock awards deemed as likely to vest are deemed as unlikely to vest, the expense recognized will be reversed.

The Company has estimated as of October 2, 2021 that the 125,000 performance-based stock units will be earned in fiscal 2021. The additional expense to be recorded if the 125,000 performance-based stock units are earned is $114.

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

During the thirty-nine week period ended October 2, 2021, the Company purchased 1,157,719 shares at an average price of $3.58 per share. During the thirty-nine week period ended September 26, 2020, the Company purchased 1,858,139 shares for $1.20 per share. As of October 2, 2021, the Company has $3.4 million available for future treasury stock purchases.

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

Segment operating income (loss) includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended October 2, 2021	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$16,482	$19,646	$9,343	$-	$45,471
Cost of services	12,694	14,115	6,448	-	33,257
Gross profit	3,788	5,531	2,895	-	12,214
Selling, general and administrative	3,816	4,393	2,123	-	10,332
Depreciation and amortization of property and equipment	120	99	31	-	250
Amortization of acquired intangible assets	6	-	-	-	6
Tax credit professional fees	-	-	-	50	50
Gain on sale of assets	(2,151)	-	-	-	(2,151)
Operating income (loss)	$1,997	$1,039	$741	$(50)	$3,727
Total assets as of October 2, 2021	$29,020	$26,483	$8,560	$6,228	$70,291
Capital expenditures	$16	$168	$35	$139	$358

Thirteen Week Period Ended September 26, 2020	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$15,087	$9,015	$7,459	$-	$31,561
Cost of services	10,674	6,724	5,343	-	22,741
Gross profit	4,413	2,291	2,116	-	8,820
Selling, general and administrative	3,359	2,989	2,258	-	8,606
Depreciation and amortization of property and equipment	172	82	38	-	292
Amortization of acquired intangible assets	80	-	-	-	80
Operating income (loss)	$802	$(780)	$(180)	$-	$(158)
Total assets as of September 26, 2020	$34,961	$14,349	$7,858	$5,385	$62,553
Capital expenditures	$(37)	$7	$8	$271	$249

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.         Segment Information (Continued)

Thirty-Nine Week Period Ended October 2, 2021	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$47,882	$63,723	$27,348	$-	$138,953
Cost of services	36,875	47,564	19,184	-	103,623
Gross profit	11,007	16,159	8,164	-	35,330
Selling, general and administrative	10,512	12,858	6,026	-	29,396
Depreciation and amortization of property and equipment	428	260	87	-	775
Amortization of acquired intangible assets	95	-	-	-	95
Tax credit professional fees	-	-	-	170	170
Gain on sale of assets	(2,151)	-	-	-	(2,151)
Operating income (loss)	$2,123	$3,041	$2,051	$(170)	$7,045
Total assets as of October 2, 2021	$29,020	$26,483	$8,560	$6,228	$70,291
Capital expenditures	$55	$235	$44	$165	$499

Thirty-Nine Week Period Ended September 26, 2020	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$43,288	$41,896	$24,062	$-	$109,246
Cost of services	30,673	33,037	17,370	-	81,080
Gross profit	12,615	8,859	6,692	-	28,166
Selling, general and administrative	10,073	10,682	7,082	-	27,837
Depreciation and amortization of property and equipment	380	235	78	-	793
Amortization of acquired intangible assets	240	-	-	-	240
Write-off of receivables and professional fees incurred related to arbitration	8,397	-	-	-	8,397
Operating loss	$(6,575)	$(2,058)	$(468)	$-	$(9,101)
Total assets as of September 26, 2020	$34,961	$14,349	$7,858	$5,385	$62,553
Capital expenditures	$(7)	$17	$43	$347	$400

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.   Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States. Revenue reported for each operating segment are all from external customers. The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenue by geographic area for the thirteen and thirty-nine week periods ended October 2, 2021 and September 26, 2020 are as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenue
U. S.	$41,584	$25,628	$124,337	$91,793
Canada	1,912	3,543	8,371	11,186
Puerto Rico	1,245	1,433	4,128	4,018
Serbia	730	957	2,117	2,249
	$45,471	$31,561	$138,953	$109,246

Total assets by geographic area as of the reported periods are as follows:

	October 2, 2021	January 2, 2021
Total assets
U. S.	$63,534	$56,308
Canada	1,977	7,067
Puerto Rico	1,393	1,483
Serbia	3,387	3,481
	$70,291	$68,339

15.   Income Taxes

The Company recognized $1.8 million of income tax expense for the thirty-nine week period ended October 2, 2021, as compared to $2.8 million of income tax benefit for the comparable prior year period.  The consolidated effective income tax rate for the current period was 26.4% as compared to 28.2% for the comparable prior year period. The projected fiscal 2021 income tax rates as of October 2, 2021, were approximately 28.0%, 26.1% and 15.4% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The comparable prior year period estimated income tax rates were 27.0%, 26.7% and 15.1% in the United States, Canada and Serbia, respectively.

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

The Company is exposed to various asserted claims as of October 2, 2021, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of October 2, 2021, the Company has accrued $2.1 million for asserted claims of $1.9 million.  Included in the October 2, 2021 accrual of $2.1 million, the Company has reserved $1.6 million for the settlement of a class-action suit in California that alleges the Company did not properly pay its travel nurses overtime wages. While the Company believes it did not violate any overtime wage laws, it nevertheless decided to settle this class action lawsuit in December 2020.  The Company anticipates it will pay the $1.6 million settlement in the first quarter of fiscal 2022.

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

The components of lease expense were as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

Operating lease cost	$341	$640	$1,413	$1,943

Finance lease cost
Amortization of right of use assets	$110	$120	$292	$275
Interest on lease liabilities	3	4	6	8
Total finance lease cost	$113	$124	$298	$283

Supplemental Cash Flow information related to leases was as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$360	$659	$1,467	$1,986
Operating cash flows from finance leases	$5	$2	$7	$6
Financing cash flows from finance leases	$174	$167	$322	$321

Right of use assets obtained in exchange for lease obligations
Operating leases	$363	$318	$534	$600
Finance leases	$1,002	$258	$1,002	$258

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Leases (Continued)

Supplemental Balance Sheet information as of October 2, 2021 and January 2, 2021 related to leases was as follows:

	October 2, 2021	January 2, 2021
Operating leases
Operating lease right of use assets	$1,844	$2,409

Operating right of use liability - current	$(1,539)	$(1,886)
Operating right of use liability - non-current	(1,759)	(2,641)
Total operating lease liabilities	$(3,298)	$(4,527)

Property and equipment - (right of use assets)	$1,367	$1,140
Accumulated depreciation	(265)	(746)
Property and equipment, net	$1,102	$394

Finance lease liability - current	$(445)	$(247)
Finance lease liability - non-current	(585)	(106)
Total finance lease liabilities	$(1,030)	$(353)

Weighted average remaining lease term
Operating leases	1.42 Years	2.03 Years
Finance leases	2.58 Years	1.45 Years

Weighted average discount rate
Operating leases	3.20%	4.06%
Finance leases	1.15%	2.63%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2021 (after October 2, 2021)	$462	$94
2022	1,458	446
2023	1,020	337
2024	317	168
2025	133	-
Thereafter	50	-

Total lease payments	3,440	1,045
Less: imputed interest	(142)	(15)
Total	$3,298	$1,030

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

19.   COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to present various health, business and other challenges throughout the United States. As a result, we have temporarily closed most of our office locations, with most of our workforce working from home, and have seen a reduction in customer demand, all resulting in a negative impact on Company revenue, gross profit, and operating income. The duration and ultimate magnitude of the disruption remains uncertain. Therefore, we experienced a negative impact during fiscal 2020 and our first three quarters of fiscal 2021, and this matter may continue to negatively impact our business, results of operations, and financial position throughout the remainder of fiscal 2021 and possibly beyond, and the related financial impact cannot be reasonably estimated at this time.

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

Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. For the thirteen and thirty-nine week periods ended October 2, 2021, while our revenue, gross profit and operating income were negatively impacted, we maintained the consistency of our operations, to a substantial degree, from the onset of the COVID-19 pandemic. We intend to continue to adhere to our employee safety measures as we seek to ensure that any disruptions to our operations remain as limited as possible during the pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example, an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to present various health, business and other challenges throughout the United States. As a result, we have temporarily closed most of our office locations, with most of our workforce working from home, and have seen a reduction in customer demand, all resulting in a negative impact on Company revenue, gross profit and operating income. The duration and ultimate magnitude of the disruption remains uncertain. We experienced a significant negative impact in fiscal 2020 and the pandemic may continue to negatively impact our business, results of operations, and financial position through the remainder of fiscal 2021 and possibly beyond. The related financial impact cannot be reasonably estimated at this time. Please see more detailed disclosure by segment in our Segment Discussion and the impact to our consolidated financial position under Financial Activities under Liquidity and Capital Resources, all in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Thirteen Week Period Ended October 2, 2021 Compared to Thirteen Week Period Ended September 26, 2020

A summary of operating results for the thirteen week periods ended October 2, 2021 and September 26, 2020 is as follows (in thousands):

	October 2, 2021		September 26, 2020
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$45,471	100.0	$31,561	100.0
Cost of services	33,257	73.0	22,741	72.1
Gross profit	12,214	27.0	8,820	27.9

Selling, general and administrative	10,332	22.7	8,606	27.3
Depreciation and amortization of property and equipment	250	0.6	292	0.9
Amortization of acquired intangible assets	6	0.0	80	0.2
Tax credit professional fees	50	0.1	-	0.0
Gain on sale of assets	(2,151)	(4.7)	-	0.0
	8,487	18.7	8,978	28.4

Operating income (loss)	3,727	8.3	(158)	(0.5)
Other expense, net	16	0.1	253	0.8

Income (loss) before income taxes	3,711	8.2	(411)	(1.3)
Income tax expense (benefit)	959	2.1	(167)	(0.5)

Net income (loss)	$2,752	6.1	$(244)	(0.8)

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended October 2, 2021 and September 26, 2020 consisted of thirteen weeks each.

Revenue.  Revenue increased 44.1%, or $13.9 million, for the thirteen week period ended October 2, 2021 as compared to the thirteen week period ended September 26, 2020 (the “comparable prior year period”).  Revenue increased $1.4 million in the Engineering segment, $10.6 million in the Specialty Health Care segment and $1.9 million in the Information Technology segment. See more detailed disclosure by segment in our Segment Discussion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended October 2, 2021 Compared to Thirteen Week Period Ended September 26, 2020 (Continued)

Cost of Services and Gross Profit.  Cost of services increased 46.2%, or $10.5 million, for the thirteen week period ended October 2, 2021 as compared to the comparable prior year period. Cost of services increased primarily due to the increase in revenue. Cost of services as a percentage of revenue for the thirteen week periods ended October 2, 2021 and September 26, 2020 was 73.0% and 72.1%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $10.3 million for the thirteen week period ended October 2, 2021 as compared to $8.6 million for the comparable prior year period. As a percentage of revenue, SGA expenses were 22.7% for the thirteen week period ended October 2, 2021 and 27.3% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Tax Credit Professional Fees. The Company incurred $0.1 million in tax credit professional fees in the thirteen week period ended October 2, 2021 as compared to no tax credit professional fees in the comparable prior year period.

Gain on sale of assets. On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada.  The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. The Company recorded a net gain on the sale of these assets and liabilities of $2.2 million.

Other Expense.  Other expense consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income, imputed interest on contingent consideration and gains and losses on foreign currency transactions.  Other expense, net decreased by $0.2 million as compared to the comparable prior year period.  Interest expense decreased by $0.1 million, primarily due to decreased borrowing, and also due to a decreased average borrowing rate under the Company’s line of credit. Other expense, net also decreased by $0.1 million due a gain on foreign currency transactions in the current period as compared to a loss on foreign currency transactions in the comparable prior year period.

Income Tax Expense (Benefit).  The Company recognized $1.0 million of income tax expense for the thirteen week period ended October 2, 2021, as compared to $0.2 million of income tax benefit for the comparable prior year period.  The consolidated effective income tax rate for the current period was 25.8% as compared to 40.6% for the comparable prior year period. The projected fiscal 2021 income tax rates as of October 2, 2021, were approximately 28.0%, 26.1% and 15.4% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.

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

Thirteen Week Period Ended October 2, 2021 Compared to Thirteen Week Period Ended September 26, 2020 (Continued)

Segment Discussion

Engineering

Engineering revenues of $16.5 million for the thirteen week periods ended October 2, 2021 increased 9.2%, or $1.4 million, compared to the comparable prior year period.  The increase in revenue was comprised of the following: increases in Aerospace revenue of $3.3 million and Industrial Processing revenue of $0.4 million, offset by decreases in revenue from Energy Services of $0.1 million and from the Canadian Power Systems Group of $2.2 million.  The increase in Aerospace revenue was primarily due to a new outsourcing engagement with one of the Company’s major customers that is anticipated to become a multi-year contract. The increase in Industrial Processing revenue was primarily due to spending increases with several customers seeking to upgrade their ethanol related production capability. The decrease in the Canadian Power Systems was primarily due to the Company’s sale of this business on July 30, 2021 (see details below). Gross profit decreased by 14.2%, or $0.6 million, as compared to the comparable prior year period. Gross profit decreased because of the decrease in gross profit margin. Gross profit margin of 23.0% for the current period decreased from 29.3% for the comparable prior year period. The decrease in gross margin was primarily due to rework on a fixed price contract in the Industrial Processing business. Additionally, the new Aerospace contract has a lower gross margin than the Engineering segment typically experiences. The Engineering segment’s SGA expense of $3.8 million increased by $0.5 million due to investment in new personnel to reposition and generate future growth. The Engineering segment experienced operating income of $2.0 million for the thirteen week period ended October 2, 2021, as compared to $0.8 million for the comparable prior year period. The reason for improved operating income was primarily due the gain on sale of assets associated with selling the Canadian Power Systems business (see paragraph below) of $2.2 million.

On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as the Canadian Power Systems business and principally provided engineering services to two major nuclear power providers in Canada.  The two Canadian Power Systems offices were part of a reporting unit within the Company’s Engineering segment. The Company will continue to offer other engineering services in Canada and similar services in the United States.  For the thirteen week periods ended October 2, 2021 and September 26, 2020, these two offices generated revenue of $0.5 million and $2.7 million, respectively.

COVID-19 Impact to Engineering Segment

It is difficult to assess both the current and future impact from COVID-19 to the Engineering segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic. The Engineering segment has seen a decline in its field services work as its personnel has limited access to client facilities. It is difficult to determine the impact on revenue from the loss in field services work. The Company believes that an undetermined amount of field services work will eventually return as a portion of that work is mission-critical to our clients. While the Company has recently seen signs of improvement, given the uncertainties around COVID-19, the Company can give no assurances that it will see an increase in field services revenue.  Additionally, the Company believes that COVID-19 has had a significant adverse impact on the budgets of many of its Aerospace and Utilities clients.  The Company’s Aerospace clients have seen an impact to their commercial lines of business.  A number of the Company’s Utility clients have been impacted by their customers’ inability to pay their monthly electric bills.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended October 2, 2021 Compared to Thirteen Week Period Ended September 26, 2020 (Continued)

Segment Discussion (Continued)

COVID-19 Impact to Engineering Segment (Continued)

The Company has transitioned most of its Engineering workforce to work from home. While this has constituted a significant effort, particularly from a technology standpoint, the Company believes that this effort has been completed relatively effectively. The Company also believes that its Engineering clients have been generally supportive of these efforts and believes further that it has not lost any significant, previously awarded work. The Engineering segment continues to see new work proposals, but while recently improved, not at the same level as seen prior to COVID-19. The Engineering segment’s general response to the effects of COVID-19 is to continue to focus on maximizing gross margin by focusing on utilization of billable consultants and maximizing the efficiency of its SGA expense.  The Company has also invested in new senior personnel, in part because it anticipates improved demand in the near future. The Company plans to refine its strategy for responding to COVID-19 as necessary as the situation develops.

Specialty Health Care

Specialty Health Care revenue of $19.6 million for the thirteen week period ended October 2, 2021 increased 117.9%, or $10.6 million, as compared to the comparable prior year period.  The increase in revenue was largely driven by the Company’s school clients. Revenue from school clients for the thirteen week period ended October 2, 2021 was $10.1 million as compared to $3.9 million for the comparable prior year period. Revenue from non-school clients for the thirteen week period ended October 2, 2021 was $9.5 million as compared to $5.2 million for the comparable prior year period. Revenue increases were due to the reopening of Specialty Health Care School clients and unprecedented demand for health care professionals across all types of clients served. The Specialty Health Care segment’s gross profit increased by 141.4%, or $3.2 million, to $5.5 million for the thirteen week period ended October 2, 2021, as compared to $2.3 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenue, as well as a higher gross profit margin. Gross profit margin for the thirteen week period ended October 2, 2021 increased to 28.2% as compared to 25.4% for the comparable prior year period. The increase in gross profit margin was primarily due to more normalized revenue and the high demand for certain services. Specialty Health Care experienced operating income of $1.0 million for the thirteen week period ended October 2, 2021, as compared to an operating loss of $0.8 million for the comparable prior year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase in SGA expense. SGA expense increased by $1.4 million to $4.4 million, as compared to $3.0 million in the comparable prior year period. The increase in SGA expense was primarily due to replacing our workforce that was furloughed in the prior year, and hiring new employees to help meet demand.

COVID-19 Impact to Specialty Health Care Segment

It is difficult to assess both the current and future impact from COVID-19 to the Specialty Health Care segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic, especially as it may impact schools where many of our personnel work. While the Specialty Health Care segment has a small number of billable professionals performing services from home, in particular, through its nascent telehealth services offerings, most of its billable staff works at client locations. The majority of the Specialty Health Care segment’s services are historically delivered at schools and health care facilities. The Company believes that demand for much of its services is very high as a result of COVID-19. However, health care professionals, such as nurses and doctors, are scarce and difficult to recruit. Also, the Company believes that any major changes in the pandemic, such as a new variant, could adversely impact revenue. For example, if the Specialty Health Care segment’s school clients were to return to virtual learning, the Specialty Health Care segment could experience a material decline in revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended October 2, 2021 Compared to Thirteen Week Period Ended September 26, 2020 (Continued)

Segment Discussion (Continued)

COVID-19 Impact to Specialty Health Care Segment (Continued)

The Specialty Health Care Segment has historically derived much of its revenue from school systems. Many school systems nationwide, including most of the Company’s school clients, closed down for in-person instruction in March 2020. Most of our school clients have opened with primarily in-person, but some also offer virtual lessons. Any announced plans are subject to rapid changes. The Specialty Health Care's largest school clients are the New York City Department of Education, the Hawaii Department of Education, and the Chicago Public School System. There are numerous factors that could influence further decisions of these school systems on their operations. Any shift toward hybrid and remote operations can have a materially negative impact on revenue generated by the Specialty Healthcare segment. While the Company is optimistic, it is difficult to estimate the impact of any potential school closures and reopenings on the Company’s fiscal fourth quarter 2021 and beyond.

Information Technology

Information Technology revenue of $9.3 million for the thirteen week period ended October 2, 2021 increased 18.8%, or $1.9 million, as compared to $7.4 million for the comparable prior year period. The increase in Information Technology was primarily driven by the Life Sciences practice. The Company believes that the Life Sciences industry has not seen a negative impact from COVID-19. Gross profit of $2.9 million for the thirteen week period ended October 2, 2021 increased 36.8%, or $0.8 million, as compared to $2.1 million for the comparable prior year period. The increase in gross profit was primarily due to the increase in revenue, as well as an increase in gross profit margin.  The Information Technology gross profit margin for the thirteen week period ended October 2, 2021 was 31.0% as compared to 28.4% for the comparable prior year period.  The Company attributes the gross profit margin increase to higher revenue from its Life Sciences practice and a concerted effort to increase gross profit margin. SGA expense decreased by $0.1 million to $2.1 million, as compared to $2.2 million in the comparable prior year period. The decrease in SGA expense was a driven by a concerted effort to reduce SGA expense after the uncertainty around the COVID-19 crisis. The Information Technology segment experienced operating income of $0.7 million as compared to an operating loss of $0.2 million for the comparable prior year period.  The increase in operating income was primarily due to the increase in revenue and gross profit, and also the decrease in SGA expense.

COVID-19 Impact to Information Technology Segment

It is difficult to assess both the current and future impact from COVID-19 to the Information Technology segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic. The Information Technology segment has seen a decline in its field services work as its personnel has limited access to client facilities. While the Company has recently seen signs of improvement, given the uncertainties around COVID-19, the Company can give no assurances that it will see an increase in field services revenue.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended October 2, 2021 Compared to Thirty-Nine Week Period Ended September 26, 2020

A summary of operating results for the thirty-nine week periods ended October 2, 2021 and September 26, 2020 is as follows (in thousands):

	October 2, 2021		September 26, 2020
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$138,953	100.0	$109,246	100.0
Cost of services	103,623	74.6	81,080	74.2
Gross profit	35,330	25.4	28,166	25.8

Selling, general and administrative	29,396	21.1	27,837	25.5
Depreciation and amortization of property and equipment	775	0.6	793	0.7
Amortization of acquired intangible assets	95	0.1	240	0.2
Write-off of receivables and professional fees incurred related to arbitration	-	0.0	8,397	7.7
Tax credit professional fees	170	0.1	-	0.0
Gain on sale of assets	(2,151)	(1.6)	-	0.0
	28,285	20.3	37,267	34.1

Operating income (loss)	7,045	5.1	(9,101)	(8.3)
Other expense, net	229	0.2	895	0.8

Income (loss) before income taxes	6,816	4.9	(9,996)	(9.1)
Income tax expense (benefit)	1,801	1.3	(2,815)	(2.6)

Net income (loss)	$5,015	3.6	$(7,181)	(6.5)

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended October 2, 2021 and September 26, 2020 consisted of thirty-nine weeks each.

Revenue.  Revenue increased 27.2%, or $29.7 million, for the thirty-nine week period ended October 2, 2021 as compared to the thirty-nine week period ended September 26, 2020 (the “comparable prior year period”).  Revenue increased $4.6 million in the Engineering segment, $21.8 million in the Specialty Health Care segment and $3.3 million in the Information Technology segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit.  Cost of services increased 27.8%, or $22.5 million, for the thirty-nine week period ended October 2, 2021 as compared to the comparable prior year period. Cost of services increased primarily due to the increase in revenue. Cost of services as a percentage of revenue for the thirty-nine week periods ended October 2, 2021 and September 26, 2020 was 74.6% and 74.2%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended October 2, 2021 Compared to Thirty-Nine Week Period Ended September 26, 2020 (Continued)

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $29.4 million for the thirty-nine week period ended October 2, 2021 as compared to $27.8 million for the comparable prior year period. As a percentage of revenue, SGA expenses were 21.1% for the thirty-nine week period ended October 2, 2021 and 25.5% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Write-off of receivables related to arbitration. The Company recorded a charge of $8.4 million during the comparable prior year period relating to its dispute with a customer that is a major utility in the United States. This dispute was resolved through binding arbitration April 2020. The charge consisted of $6.7 million for the portion of accounts receivable previously recognized by the Company that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.8 million in professional fees related to the dispute and arbitration and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. For the thirty-nine week period ended October 2, 2021, there was no such charge. See discussion of Contingencies in Note 16 to the Condensed Consolidated Financial Statements included in this report.

Tax Credit Professional Fees. The Company incurred $0.2 million in tax credit professional fees in the thirty-nine week period ended October 2, 2021 as compared to no tax credit professional fees in the comparable prior year period.

Gain on sale of assets. On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada.  The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. The Company recorded a net gain on the sale of these assets and liabilities of $2.2 million.

Other Expense.  Other expense consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income, imputed interest on contingent consideration and gains and losses on foreign currency transactions.  Other expense, net decreased by $0.7 million as compared to the comparable prior year period.  Interest expense decreased by $0.3 million, primarily due to decreased borrowing, and also due to a decreased average borrowing rate under the Company’s line of credit. Other expense, net also decreased by $0.3 million due a gain on foreign currency transactions in the current period as compared to a loss on foreign currency transactions in the comparable prior year period.

Income Tax Expense (Benefit).  The Company recognized $1.8 million of income tax expense for the thirty-nine week period ended October 2, 2021, as compared to $2.8 million of income tax benefit for the comparable prior year period.  The consolidated effective income tax rate for the current period was 26.4% as compared to 28.2% for the comparable prior year period. The projected fiscal 2021 income tax rates as of October 2, 2021, were approximately 28.0%, 26.1% and 15.4% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.

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

Thirty-Nine Week Period Ended October 2, 2021 Compared to Thirty-Nine Week Period Ended September 26, 2020 (Continued)

Segment Discussion

Engineering

Engineering revenues of $47.9 million for the thirty-nine weeks ended October 2, 2021 increased 10.6%, or $4.6 million, compared to the comparable prior year period.  The increase in revenue was comprised of the following: increases in Aerospace revenue of $7.1 million, and Industrial Processing revenue of $1.7 million, offset by decreases in revenue from Energy Services of $0.5 million and from the Canadian Power Systems Group of $3.7 million.  The increase in Aerospace revenue was primarily due to a new outsourcing engagement with one of the Company’s major customers that is anticipated to become a multi-year contract. The increase in Industrial Processing revenue was primarily due to spending increases with several major customers seeking to upgrade their ethanol related production capability. The decrease in the Canadian Power Systems was primarily due to the sale of this business on July 30, 2021 (see details below). Gross profit decreased by 12.7%, or $1.6 million, as compared to the comparable prior year period. Gross profit decreased because of the decrease in gross profit margin. Gross profit margin of 23.0% for the current period decreased from 29.1% for the comparable prior year period. The decrease in gross margin was due to three factors: 1) decreased revenue from the Canadian Power Systems Group, as lower revenue negatively impacted utilization of the segment’s billable consultants; 2) the new Aerospace contract has a lower gross margin than the Engineering segment typically experiences; and 3) rework costs on a fixed price contract in the Industrial Processing business. The Engineering segment’s SGA expense of $10.5 million increased by $0.4 million due to investment in new personnel to reposition and generate future growth. The Engineering segment experienced operating income of $2.1 million for the thirty-nine week period ended October 2, 2021, as compared to an operating loss of $6.6 million for the comparable prior year period. The reason for improved operating income was primarily due to two discrete differences between the current and comparable prior years periods: 1) the gain on sale of assets associated with selling the Canadian Power Systems business (see paragraph below) of $2.2 million in the current period; and 2) the $8.4 million write-off of receivables and professional fees incurred related to a discrete arbitration in the comparable prior year prior.

On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as the Canadian Power Systems business and principally provided engineering services to two major nuclear power providers in Canada.  The two Canadian Power Systems offices were part of a reporting unit within the Company’s Engineering segment. The Company will continue to offer other engineering services in Canada and similar services in the United States.  For the thirty-nine week periods ended October 2, 2021 and September 26, 2020, these two offices generated revenue of $4.9 million and $8.6 million, respectively.

COVID-19 Impact to Engineering Segment

It is difficult to assess both the current and future impact from COVID-19 to the Engineering segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic. The Engineering segment has seen a decline in its field services work as its personnel has limited access to client facilities. It is difficult to determine the impact on revenue from the loss in field services work. The Company believes that an undetermined amount of field services work will eventually return as a portion of that work is mission-critical to our clients. While the Company has recently seen signs of improvement, given the uncertainties around COVID-19, the Company can give no assurances that it will see an increase in field services revenue.  Additionally, the Company believes that COVID-19 has had a significant adverse impact on the budgets of many of its Aerospace and Utilities clients. The Company’s Aerospace clients have seen an impact to their commercial lines of business.  A number of the Company’s Utility clients have been impacted by their customers’ inability to pay their monthly electric bills.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended October 2, 2021 Compared to Thirty-Nine Week Period Ended September 26, 2020 (Continued)

Segment Discussion (Continued)

COVID-19 Impact to Engineering Segment (Continued)

The Company has transitioned most of its Engineering workforce to work from home. While this has constituted a significant effort, particularly from a technology standpoint, the Company believes that this effort has been completed relatively effectively. The Company also believes that its Engineering clients have been generally supportive of these efforts and believes further that it has not lost any significant, previously awarded work. The Engineering segment continues to see new work proposals, but while recently improved, not at the same level as seen prior to COVID-19. The Engineering segment’s general response to the effects of COVID-19 is to continue to focus on maximizing gross margin by focusing on utilization of billable consultants and maximizing the efficiency of its SGA expense.  The Company has also invested in new senior personnel, in part because it anticipates improved demand in the near future. The Company plans to refine its strategy for responding to COVID-19 as necessary as the situation develops.

Specialty Health Care

Specialty Health Care revenue of $63.7 million for the thirty-nine week period ended October 2, 2021 increased 52.1%, or $21.8 million, as compared to the comparable prior year period.  The increase in revenue was driven by both the Company’s school and non-school clients. Revenue from school clients for the thirty-nine week period ended October 2, 2021 was $37.5 million as compared to $27.1 million for the comparable prior year period. Revenue from non-school clients for the thirty-nine week period ended October 2, 2021 was $26.2 million as compared to $14.8 million for the comparable prior year period. Revenue increases were due to the reopening of Specialty Health Care School clients and unprecedented demand for health care professionals across all types of clients served. The Specialty Health Care segment’s gross profit increased by 82.4%, or $7.3 million, to $16.2 million for the thirty-nine week period ended October 2, 2021, as compared to $8.9 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenue, but also a higher gross profit margin. Gross profit margin for the thirty-nine week period ended October 2, 2021 increased to 25.4% as compared to 21.1% for the comparable prior year period.  The increase in gross profit margin was primarily due to more normalized revenue and the high demand for certain services.  Specialty Health Care experienced operating income of $3.0 million for the thirty-nine week period ended October 2, 2021, as compared to an operating loss of $2.1 million for the comparable prior year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase in SGA expense. SGA expense increased by $2.2 million to $12.9 million, as compared to $10.7 million in the comparable prior year period. The increase in SGA expense was primarily due to replacing our workforce that was furloughed in the prior year and hiring new employees to help meet demand.

COVID-19 Impact to Specialty Health Care Segment

It is difficult to assess both the current and future impact from COVID-19 to the Specialty Health Care segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic, especially as it may impact schools where many of our personnel work. While the Specialty Health Care segment has a small number of billable professionals performing services from home, in particular, through its nascent telehealth services offerings, most of its billable staff works at client locations. The majority of the Specialty Health Care segment’s services are historically delivered at schools and health care facilities. The Company believes that demand for much of its services is very high as a result of COVID-19. However, health care professionals, such as nurses and doctors, are scarce and difficult to recruit. Also, the Company believes that any major changes in the pandemic, such as a new variant, could adversely impact revenue. For example, if the Specialty Health Care segment’s school clients were to return to virtual learning, the Specialty Health Care segment could experience a material decline in revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended October 2, 2021 Compared to Thirty-Nine Week Period Ended September 26, 2020 (Continued)

Segment Discussion (Continued)

COVID-19 Impact to Specialty Health Care Segment (Continued)

The Specialty Health Care Segment has historically derived much of its revenue from school systems. Many school systems nationwide, including most of the Company’s school clients, closed down for in-person instruction in March 2020. Most of our school clients have opened with primarily in-person, but some also offer virtual lessons. Any announced plans are subject to rapid changes. The Specialty Health Care's largest school clients are the New York City Department of Education, the Hawaii Department of Education, and the Chicago Public School System. There are numerous factors that could influence further decisions of these school systems on their operations. Any shift toward hybrid and remote operations can have a materially negative impact on revenue generated by the Specialty Healthcare segment. While the Company is optimistic, it is difficult to estimate the impact of any potential school closures and reopenings on the Company’s fiscal fourth quarter 2021 and beyond.

Information Technology

Information Technology revenue of $27.3 million for the thirty-nine week period ended October 2, 2021 increased 13.7%, or $3.3 million, as compared to $24.0 million for the comparable prior year period. The increase in Information Technology was primarily driven by the Life Sciences practice. The Company believes that the Life Sciences industry has not seen a negative impact from COVID-19. Gross profit of $8.2 million for the thirty-nine week period ended October 2, 2021 increased 22.0%, or $1.5 million, as compared to $6.7 million for the comparable prior year period. The increase in gross profit was primarily due to the increase in revenue, as well as an increase in gross profit margin.  The Information Technology gross profit margin for the thirty-nine week period ended October 2, 2021 was 29.9% as compared to 27.8% for the comparable prior year period.  The Company attributes the gross profit margin increase to higher revenue from its Life Sciences practice and a concerted effort to increase gross profit margin. SGA expense decreased by $1.1 million to $6.0 million, as compared to $7.1 million in the comparable prior year period. The decrease in SGA expense was a driven by a concerted effort to reduce SGA expense after the uncertainty around the COVID-19 crisis. The Information Technology segment experienced operating income of $2.1 million as compared to an operating loss of $0.5 million for the comparable prior year period.  The increase in operating income was primarily due to the increase in revenue and gross profit, and also the decrease in SGA expense.

COVID-19 Impact to Information Technology Segment

It is difficult to assess both the current and future impact from COVID-19 to the Information Technology segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic. The Information Technology segment has seen a decline in its field services work as its personnel has limited access to client facilities. While the Company has recently seen signs of improvement, given the uncertainties around COVID-19, the Company can give no assurances that it will see an increase in field services revenue.

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

Thirty-Nine Week Period Ended October 2, 2021 Compared to Thirty-Nine Week Period Ended September 26, 2020 (Continued)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Week Periods Ended
	October 2, 2021	September 26, 2020
Cash provided by (used in):
Operating activities	$4,822	$23,780
Investing activities	$6,098	$(400)
Financing activities	$(8,751)	$(24,191)

Operating Activities

Operating activities provided $4.8 million of cash for the thirty-nine week period ended October 2, 2021 as compared to $23.8 million in the comparable prior year period.  The major components of cash provided by operating activities in the thirty-nine week period ended October 2, 2021 and the comparable prior year period are as follows: net loss or income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and accrued payroll and related costs.

For the thirty-nine week period ended October 2, 2021, the Company experienced net income of $5.0 million as compared to a net loss of $7.2 million for the comparable prior year period.  An increase in accounts receivables in the thirty-nine week period ended October 2, 2021 used $9.6 million of cash as compared to providing cash of $18.9 million, exclusive of the impact of the arbitration resolution, in the comparable prior year period. The Company primarily attributes this increase in accounts receivables for the thirty-nine week period ended October 2, 2021 to the increase in revenue for the thirty-nine week period ended October 2, 2021 as compared to the thirty-nine week period ended September 26, 2020.

While highly variable, the Company’s transit accounts payable typically exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.9 million as of October 2, 2021 and a net payable of $2.4 million as of January 2, 2021, using $1.4 million of cash during the thirty-nine week period ended October 2, 2021.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.7 million as of September 26, 2020 and a net receivable of $0.4 million as of December 28, 2019, generating $1.1 million of cash during the thirty-nine week period ended September 26, 2020.

Prepaid expenses and other current assets provided cash of $3.1 million for the thirty-nine week period ended October 2, 2021 as compared to $2.3 million of cash for the comparable prior year period. The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets do tend to increase at the end of a fiscal year and decrease during the first half.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

An increase in accounts payable and accrued expenses provided cash of $2.5 million for the thirty-nine week period ended October 2, 2021 as compared to $1.9 million for the comparable prior year period.  The Company attributes these changes to a deliberate effort to defer payments for cash flow purposes and general timing of payments to vendors in the normal course of business. The Company’s accounts payable and accrued expenses balance of $10.3 million as of October 2, 2021 includes $1.6 million for the settlement of a class action suit in California that alleges the Company did not properly pay its travel nurses overtime wages.  The Company anticipates this liability will be paid in the first quarter of fiscal 2022.

Changes in accrued payroll and related costs provided cash of $1.8 million for the thirty-nine week period ended October 2, 2021 as compared to providing cash of $0.8 million for the thirty-nine week period ended September 26, 2020.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.   The Company’s last major payroll for the thirty-nine week period ended October 2, 2021 was paid on September 24, 2021. During fiscal 2020, the Company deferred $3.3 million of employer payroll taxes under the CARES Act. These deferred payroll taxes must be paid in two equal installments at the end of calendar years 2021 and 2022.

Historically, the Company has experienced small deferred revenue balances that have been included in accounts payable and accrued expenses. Several contracts in the Company’s fiscal third quarter included front-loaded payments and its deferred revenue balance as of October 2, 2021 was $3.9 million, creating positive cash from operations of $3.5 million for the thirty-nine week period ended October 2, 2021. The Company cannot reasonably forecast if it will experience similar deferred revenue balances over the next several quarters as the timing of contract wins and front-loaded payments is typically haphazard.

Investing Activities

Investing activities provided $6.1 million of cash for the thirty-nine week period ended October 2, 2021 and used $0.4 million for the thirty-nine week period September 26, 2020.  Investing activities used $0.5 million for the purchase of property and equipment in the current period as compared to $0.4 million in the prior year comparable period. The current period includes $6.6 million in proceeds for the sale of the Company’s Canadian Power Systems business.

Financing Activities

Financing activities used $8.8 million of cash for the thirty-nine week period ended October 2, 2021 as compared to $24.2 million in the comparable prior year period.  The Company made net payments under its line of credit of $3.9 million during the thirty-nine week period ended October 2, 2021 as compared to $21.5 million in the comparable prior year period.  The Company used $4.1 million to repurchase shares of its common stock in the current period as compared to $2.2 million in the comparable prior year period. The Company generated cash of $0.1 million and $0.2 million from sales of shares from its equity plans for the current period and the comparable prior year period, respectively. The Company paid contingent consideration of $0.5 million in the current period as compared to $0.3 million in the comparable prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the thirty-nine week period ended October 2, 2021 was 2.1%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of October 2, 2021, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended). The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of October 2, 2021 and January 2, 2021 were $8.0 million and $11.9 million, respectively. At both October 2, 2021 and January 2, 2021 there were letters of credit outstanding for $1.9 million. At October 2, 2021 and January 2, 2021, the Company had availability for additional borrowings under the Revolving Credit Facility of $35.1 million and $31.2 million, respectively.

In addition to borrowings and sales of shares from its equity plans, the Company may raise capital through sales of shares of common stock under its at the market issuance program (the “ATM Program”) established under its May 2021 At Market Issuance Sales Agreement with B. Riley Securities, Inc., as the agent (the “Agent”). The ATM Program allows the Company to offer and sell shares of the common stock having an aggregate sales price of up to $11.4 million from time to time through the Agent. To date, the Company has not sold any shares under the ATM Program.

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

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations. As of October 2, 2021, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

The Company is exposed to various asserted claims as of October 2, 2021, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of October 2, 2021, the Company has accrued $2.1 million for asserted claims of $1.9 million.  Included in the October 2, 2021 accrual of $2.1 million, the Company has reserved $1.6 million for the settlement of a class-action suit in California that alleges the Company did not properly pay its travel nurses overtime wages. While the Company believes it did not violate any overtime wage laws, it nevertheless decided to settle this class action lawsuit in December 2020.  The Company anticipates it will pay the $1.6 million settlement in the first quarter of fiscal 2022.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through August 2026. Certain leases are subject to escalation clauses based upon changes in various factors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2021 (after October 2, 2021)	$462	$94
2022	1,458	446
2023	1,020	337
2024	317	168
2025	133	-
Thereafter	50	-

Total lease payments	3,440	1,045
Less: imputed interest	(142)	(15)
Total	$3,298	$1,030

As of October 2, 2021, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at October 2, 2021 as follows:

Fiscal Year Ending	Total
December 31, 2022	$1,078
December 30, 2023	1,338
Estimated future contingent consideration payments	$2,416

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates. Potential future contingent payments to be made to all active acquisitions after October 2, 2021 are capped at a cumulative maximum of $2.4 million. The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of October 2, 2021.  During the thirty-nine week period ended October 2, 2021, the Company measured the intangibles acquired at fair value on a non-recurring basis. Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of October 2, 2021 the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Based on the Company’s variable-rate line of credit balances during the thirty-nine week period ended October 2, 2021, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.1 million. The Company does not expect any material loss with respect to its investment portfolio.

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

As management prepares and executes a virtual financial close process, for the first time, there could be related implications on the internal controls performed specifically in conjunction with the preparation, review, and filing of this report. There is a risk that moving to a virtual environment in response to COVID-19 could result in certain controls (e.g., financial closing and reporting controls) being overridden or performed less frequently, or that management could be designing and implementing new controls in response to new risks. In addition, in instances where relevant controls fail, and there are no compensating controls in place, there may be fewer opportunities to timely identify or remediate control deficiencies. There were otherwise no changes in the Company’s internal control over financial reporting during the quarter ended October 2, 2021, that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 4, 2021 - July 31, 2021	79,220	$3.99	79,220	$4,540,000
August 1, 2021 - August 31, 2021	186,056	$4.79	186,056	$3,649,000
September 1, 2021 - October 2, 2021	50,388	$5.87	50,388	$3,353,000
Total	315,664	$4.76	315,664	$3,353,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Documents

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________

*          Filed herewith

**         Furnished herewith

RCM TECHNOLOGIES, INC. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RCM Technologies, Inc.
Date: November 12, 2021	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: November 12, 2021	By: /s/ Kevin D. Miller
Kevin D. Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)