Form 10-K
period 2022-01-01
RCM TECHNOLOGIES, INC.
filed 2022-04-04
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2022

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28.9 million based upon the closing price of $4.00 per share of the registrant’s common stock on July 2, 2021 on The NASDAQ Global Market.  For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than 5% of the Common Stock of the Company as affiliates.

The number of shares of registrant’s common stock (par value $0.05 per share) outstanding as of April 1, 2022: 10,096,588.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K.  If the 2022 Proxy Statement is not filed by May 2, 2022 (the first business day following the day that is 120 days after the last day of the registrant’s 2021 fiscal year), an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

RCM TECHNOLOGIES, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the Company’s strategic and business initiatives and growth strategies; and the outcome of litigation (at both the trial and appellate levels) and arbitrations, or other business disputes, involving the Company. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from such statements.  Such risks and uncertainties include, without limitation:  (i) unemployment and general economic conditions affecting the provision of life sciences, information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the effects of the COVID-19 pandemic; (iii) the Company’s ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iv) the Company’s ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (v) the Company’s relationships with and reliance upon significant customers, and ability to collect accounts receivable from such customers; (vi) risks associated with foreign currency fluctuations and changes in exchange rates, particularly with respect to the Canadian dollar; (vii) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (viii) the adverse effect a potential decrease in the trading price of the Company’s common stock would have upon the Company’s ability to acquire businesses through the issuance of its securities; (ix) the Company’s ability to obtain financing on satisfactory terms; (x) the reliance of the Company upon the continued service of its executive officers; (xi) the Company’s ability to remain competitive in the markets that it serves; (xii) the Company’s ability to maintain its unemployment insurance premiums and workers compensation premiums; (xiii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiv) the Company’s ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xv) the risk of cyber attacks on our information technology systems or those of our third party vendors; (xvi) the Company’s ability to remain in compliance with federal and state wage and hour laws and regulations; (xvii) uncertainties in predictions as to the future need for the Company’s services; (xviii) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (ixx) the costs of conducting and the outcome of litigation, arbitrations and other business disputes involving the Company, and the applicability of insurance coverage with respect to any such litigation; (xx) the results of, and costs relating to, any interactions with shareholders of the Company who may pursue specific initiatives with respect to the Company’s governance and strategic direction, including without limitation a contested proxy solicitation initiated by such shareholders, or any similar such interactions; and (xxi) other economic, competitive, health and governmental factors affecting the Company’s operations, markets, products and services.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  Except as required by law, the Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

General

RCM Technologies, Inc. is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers. The Company provides these services through the deployment of advanced engineering, specialty health care, life sciences and information technology services.  For over 40 years, the Company has developed and assembled an attractive, diverse and extensive portfolio of capabilities, service offerings and delivery options.  This combination, paired with RCM’s efficient pricing structure, offers clients a compelling value proposition.

RCM consists of three operating segments: Engineering, Specialty Health Care and Life Sciences and Information Technology Services.

●

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

●

The Specialty Health Care segment provides staffing solutions of health care professionals, primarily health information management professionals, nurses, paraprofessionals, physicians and various therapists.  The segment also provides Teletherapy services targeting the education sector with an emphasis on behavioral health.

●

The Life Sciences and Information Technology, or LS&IT, segment provides enterprise business solutions, application services, infrastructure solutions, life sciences solutions and other vertical-specific offerings.

The Company services some of the largest national and international companies in North America as well as a lengthy roster of Fortune 1000 and mid-sized businesses in such industries as Aerospace/Defense, Educational Institutions, Energy, Financial Services, Health Care, Life Sciences, Manufacturing & Distribution, the Public Sector and Technology.  RCM sells and delivers its services through a network of approximately 25 offices in selected regions throughout North America and Serbia.

During the fiscal year ended January 1, 2022, approximately 32.5% of RCM’s total revenues were derived from Engineering services, 48.3% from Specialty Health Care services, and the remaining 19.2% from IT services.

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

ITEM 1. BUSINESS (CONTINUED)

Industry Overview (Continued)

The Company’s Engineering group remains focused on areas of growth, primarily within the electric power, aerospace, marine and transportation, commercial and industrial, oil and gas, as well as biofuel industries. Given the current composition of its customer base, the Engineering group’s performance is well balanced between its three segments.   In recent years, many electric utilities have prioritized transitioning their power generation assets to cleaner sources of energy. Much of this transformation is being driven by investments in renewable energy. The Energy Information Administration (“EIA”) estimates that 38% of the United States’ electric generation capacity will be comprised of wind and solar assets by 2050. This expansion will require extensive investment in the nation’s transmission infrastructure to interconnect these renewable resources to the energy grid. Projects of this scale will require engineering and design expertise, as well as the utilization of EPC services.  As the world’s industrial output rebounds from pandemic-related weakness in 2020 and 2021, the Company believes its Process and Industrial group is positioned well to take advantage. Companies in the chemical industry are reprioritizing spending towards decarbonization technologies, with many US chemical companies expecting to place an emphasis on renewable feedstocks and new carbon recycling technologies. The Company believes its process engineering services can play a vital role across this multibillion-dollar opportunity.

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

ITEM 1. BUSINESS (CONTINUED)

Business Strategy

RCM is dedicated to providing solutions to meet its clients’ business needs by delivering engineering, specialty health care, life sciences and information technology services.  The Company’s objective is to remain a recognized leader of specialized professional staffing, consulting services and solutions in major markets throughout North America.  The Company adapts operating strategies to achieve this objective.  The following is a discussion of the key elements of its growth and operating strategies:

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

ITEM 1. BUSINESS (CONTINUED)

Growth Strategy (Continued)

Pursue Selective Strategic Acquisitions

The industries in which the Company operates continue to be highly fragmented, and the Company plans to continue to selectively assess opportunities to make strategic acquisitions as such opportunities are presented to the Company. The Company's acquisition strategy is designed to broaden the scope of services and technical competencies and grow its full life cycle solution capabilities.  In considering acquisition opportunities, the Company focuses principally on companies with (i) technologies or market segments RCM has targeted for strategic value enhancement, (ii) margins that are accretive to existing margins, (iii) experienced management personnel, (iv) substantial growth prospects and (v) sellers who desire to join the Company’s management team.  To retain and provide incentives for management of its acquired companies, the Company has generally structured a significant portion of the acquisition price in the form of multi-tiered consideration based on growth of operating profitability of the acquired company over a two to four year period.

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

The Company’s Engineering segment consists of three business units – Energy Services, Aerospace Services and Process & Industrial Services.

●

Energy Services: Provides solutions to the utility industry, including power generation and transmission and distribution. The group has project experience that encompasses multi-disciplined engineering and design services as well as providing technical support during design, construction and plant operational phases. The Company believes that the deregulation of the utilities industry and the aging of nuclear power plants offer the Company an opportunity to capture a greater share of professional services and project management requirements of the utilities industry. Electric utilities have prioritized transitioning their power generation assets to cleaner sources of energy. This expansion requires large-scale investment in the nation’s transmission infrastructure to interconnect these renewable resources to the energy grid.

●

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

●

Process & Industrial Services: Provides engineering services to the industrial, chemical, commercial and oil and gas industries in the United States, Europe and Canada. As the world’s industrial output rebounds from pandemic-related weakness in 2020 and 2021, the Company believes it is positioned well to take advantage. With many companies in the chemical industry reprioritizing spending towards decarbonization technologies, many US chemical companies are expected to place an emphasis on renewable feedstocks and new carbon recycling technologies. The Company believes its process engineering services can play a vital role across this multibillion-dollar opportunity.

The Company provides its engineering services through a number of delivery methods.  These include managed tasks and resources, complete project services, outsourcing, both on and off-site, and a full complement of resourcing alternatives.

As of January 1, 2022, the Company assigned approximately 440 engineering and technical personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Specialty Health Care

The Company’s Specialty Health Care Group specializes in long-term and short-term staffing as well as executive search and placement solutions for many of the largest healthcare institutions and school districts across the United States. The segment’s portfolio of services includes, but is not limited to, the following fields:

●

Allied and Therapy Staffing: Specializes in recruiting outstanding professionals across the health care industry. Our allied health care professionals and therapists work in schools, health systems, hospitals, nursing homes, and rehabilitation facilities.

●

Correctional Healthcare Staffing: Staffing services for local, state and federal correctional facilities and provide screening, onboarding, and employee assessments as well as employee and inmate vaccination and treatment services.

●	Health Information Management: Provide healthcare organizations with experienced medical coding professionals that manage staffing shortages, backlogs, vacation coverage and long-term coding support.

●	Nursing Services: Provides nurse placement and staffing services in healthcare facilities, schools, hospitals and correctional facilities.

●	Physicians and Advanced Practice: Our national locum tenens (temporary practitioner) practice specializes in placing physicians, physician assistants and nurse practitioners.

●

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

●

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

As of January 1, 2022, the Company assigned approximately 2,950 specialty health care services personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Life Sciences and Information Technology

The Company’s Life Sciences and Information Technology segment is an integrated group of business units providing staff supplementation services and project solutions with physical locations in the United States, Canada and Puerto Rico primarily supporting Financial, Technical, Manufacturing, Life Sciences and Distribution applications.  Specialization in project solutions include, but are not limited to, the following areas:

●

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

●

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

The Company believes that its ability to deliver life sciences and information technology solutions across a wide range of technical platforms provides an important competitive advantage.  RCM ensures that its consultants have the expertise and skills needed to keep pace with rapidly evolving information technologies.  The Company’s strategy is to maintain expertise and acquire knowledge in multiple technologies so it can offer its clients non-biased technology solutions best suited to their business needs.

The Company provides its IT services through a number of flexible delivery methods.  These include management consulting engagements, project management of client efforts, project implementation of client initiatives, outsourcing, both on and off site, and a full complement of resourcing alternatives.

As of January 1, 2022, the Company assigned approximately 240 life sciences and information technology personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices

The Company’s organization consists of 25 branch offices located in the United States, Canada, Puerto Rico and Serbia.  The locations and services of each of the branch offices are set forth in the table below.

LOCATION	NUMBER OF OFFICES	SERVICES PROVIDED(1)
UNITED STATES
California	2	HC
Connecticut	1	E
Florida	1	HC
Hawaii	1	HC
Illinois	1	HC
Maryland	1	IT
Massachusetts	1	IT
Michigan	1	HC
New Jersey	3	E, IT
New York	4	E, HC, IT
Pennsylvania	1	E
Rhode Island	1	E
Tennessee	1	HC
	19

CANADA	2	E

PUERTO RICO	1	E, IT

SERBIA	3	E, IT

(1) Services provided are abbreviated as follows:

E     - Engineering

HC - Specialty Health Care

IT   - Life Sciences and Information Technology

The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia.

International Operations

The Company operates its business in Canada and, to a less significant extent, in Puerto Rico and Serbia.  For the fiscal year ended January 1, 2022, approximately 8.7% of the Company’s revenues were generated outside the United States.  There are certain risks inherent in conducting business internationally including: the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws (including without limitation the U.S. Foreign Corrupt Practices Act), changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, complex and uncertain employment environments, political instability and potentially adverse tax consequences.  Our operations in Serbia could be adversely affected by the current conflict between Ukraine and Russia, with which Serbia has substantial ties.  Should sanctions against Russia affect Russia in a way that causes adverse economic consequences to Serbia, or if such sanctions were to be extended to countries that might be considered to be in alignment with Russia, thus could have a negative impact on our employees or operations both within and outside Serbia.  To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

ITEM 1. BUSINESS (CONTINUED)

International Operations (Continued)

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

Sales and Marketing

Sales and marketing efforts are conducted at the local and national level through the Company’s network of branch offices.  Sales activities and productivity are tracked and rankings established and published. Sales between business units are recognized and financially encouraged.  The Company emphasizes long-term personal relationships with customers that are developed through regular assessment of customer requirements and proactive monitoring of service performance.  The Company’s sales personnel make regular visits to existing and prospective customers. New customers are obtained through active sales programs and referrals.  The Company encourages its employees to participate in national and regional trade associations, local chambers of commerce and other civic associations.  The Company seeks to develop strategic partnering relationships with its customers by providing comprehensive solutions for all aspects of a customer’s engineering, life sciences, information technology and other professional services needs. The Company concentrates on providing carefully screened professionals with the appropriate skills in a timely manner and at competitive prices.  The Company regularly monitors the quality of the services provided by its personnel and obtains feedback from its customers as to their satisfaction with the services provided.

The Company serves Fortune 1000 companies and many middle market clients.  The Company’s relationships with these customers are typically formed at the customers’ local or regional level and from time to time, when appropriate, at the corporate level for national accounts.

Key Customers

The Company has established long-term relationships with many of its customers across each of its business segments. RCM’s emphasis on client retention has resulted in repeat business from many of its largest strategic accounts. During the fiscal year ended January 1, 2022, no client accounted for 10% or more of total revenues.   The Company’s five, ten and twenty largest customers accounted for approximately 35.8%, 52.5% and 65.1%, respectively, of the Company’s revenues for the fiscal year ended January 1, 2022.

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

Seasonality

The Company’s operating results can be affected by the seasonal fluctuations in client expenditures.  Expenditures in the Engineering, Life Sciences and Information Technology segments can be negatively impacted during the first quarter of the year when clients are finalizing their budgets.  Quarterly results generally fluctuate depending on, among other things, the number of billing days in a quarter and the seasonality of clients’ businesses. The business is also affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenues and gross profit in the fourth quarter of each year, not considering any non-seasonal impact. Extreme weather conditions may also affect demand in the first and fourth quarters of the year as certain clients’ facilities are located in geographic areas subject to closure or reduced hours due to inclement weather.  The Company generally experiences an increase in its cost of sales and a corresponding decrease in gross profit and gross margin percentage in the first and second fiscal quarters of each year as a result of resetting certain state and federal employment tax rates and related salary limitations.  Also, the Company’s Specialty Health Care segment typically experiences a significant decline in revenues due to the substantial closure of one of its largest customers, the New York City Department of Education, and other educational institution clients during the third quarter due to their summer recess.

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

Workforce

As of January 1, 2022, the Company employed an administrative, sales, recruiting and management staff of approximately 250 people, including licensed engineers and certified IT specialists who, from time to time, participate in engineering design and IT projects undertaken by the Company.  As of January 1, 2022, there were approximately 440 engineering and technical personnel, 2,950 specialty health care services personnel and 240 life sciences and information technology personnel assigned by the Company to work on client projects or assignments for various periods.  None of the Company’s employees are party to a collective bargaining agreement.

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

Global Epidemics

The ongoing COVID-19 pandemic, and associated initiatives to reduce its spread, have adversely affected the Company’s business and financial position, and may continue to do so.  The impacts described in this risk factor as relating to COVID-19 could arise in the future with respect to any other global pandemics that may occur.

Our business has been, and may continue to be, adversely impacted by the effects of the COVID-19 pandemic. As COVID-19 continues to present various health, business and other challenges globally, including significant impacts in the United States, we are taking a variety of measures to protect the health and safety of our employees and, especially in the healthcare segment, deploying our resources, including the talents of our employees, to help the communities we serve meet and overcome the current challenges.  However, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as closures of schools, businesses and manufacturing facilities, the promotion of social distancing, the adoption of working from home by companies and institutions, and travel restrictions could continue to adversely affect demand for our services and to present challenges to us in delivering these services.  The extent to which COVID-19 impacts operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the pandemic and the actions to contain COVID-19 or treat its impact, among others. These impacts on our business could have an adverse effect on our liquidity position and access to capital, including our ability to access our line of credit.  The Company can give no assurance that the line of credit will be available in the future.

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

Events Affecting Significant Customers

As disclosed in “Item 1. Business,” the Company’s five, ten and twenty largest customers accounted for approximately 35.8%, 52.5% and 65.1%, respectively, of revenues for the fiscal year ended January 1, 2022.  During the fiscal year ended January 1, 2022, no client accounted for 10% or more of total revenues.  The Company’s customers may be affected by the current state of the economy or developments in the credit markets or may engage in mergers or similar transactions.  In addition, customers may choose to reduce the business they do with RCM for other reasons or no reason.  The Company could also be materially impacted by actions of prime contractors whereby the Company derives revenues through a subcontractor relationship.  Should any significant customers experience a downturn in their business that weakens their financial condition or merge with another company or otherwise cease independent operation, or limit their relationship with us, it is possible that the business that the customer does with the Company would be reduced or eliminated, which could adversely affect the Company’s business, financial condition and results of operations.

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

ITEM 1A. RISK FACTORS (CONTINUED)

Revolving Credit Facility and Liquidity

If the Company were unable to borrow under its Revolving Credit Facility (see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities”), it may adversely affect liquidity, results of operations and financial condition. The Company’s liquidity depends on its ability to generate sufficient cash flows from operations and, from time to time, borrowings under the Revolving Credit Facility with the Company’s agent lender Citizens Bank of Pennsylvania. The Company believes that Citizens Bank is liquid and is not aware of any current risk that they will become illiquid.  At January 1, 2022, the Company had $14.2 million in borrowings under the Revolving Credit Facility outstanding and $1.9 million outstanding under letters of credit, with availability for additional borrowings under the Revolving Credit Facility of $28.9 million.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  At the option of Citizens Bank, LIBOR can be replaced with SOFR (Secured Overnight Financing Rate). The LIBOR alternative is being phased out in 2022.  Citizens Bank has not indicated when this switch will occur, but in any event, the Company does not believe there will be any material impact on its borrowing rate.

The Revolving Credit Facility contains various financial and non-financial covenants.  At January 1, 2022, the Company was in compliance with the covenants and other provisions of the Credit Facility. Any failure to be in compliance could have a material adverse effect on liquidity, results of operations and financial condition.

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

International Operations

The Company operates its business in Canada and, to a less significant extent, in Puerto Rico and Serbia. For the fiscal year ended January 1, 2022, approximately 8.7% of the Company’s revenues were generated outside the United States. There are certain risks inherent in conducting business internationally including: the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws (including without limitation the U.S. Foreign Corrupt Practices Act), changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, complex and uncertain employment environments, political instability and potentially adverse tax consequences. Our operations in Serbia could be adversely affected by the current conflict between Ukraine and Russia, with which Serbia has substantial ties.  Should sanctions against Russia affect Russia in a way that causes adverse economic consequences to Serbia, or if such sanctions were to be extended to countries that might be considered to be in alignment with Russia, this could have a negative impact on our employees or operations both within and outside Serbia. To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

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

Data Privacy

We control, process, or have access to personal information regarding our own employees or employment candidates, as well as that of many of our customers or other third parties. Information concerning these individuals may also reside in systems controlled by third party vendors with whom we do business. The legal and regulatory environment concerning data privacy is becoming more complex and challenging, and the potential consequences of non-compliance have become more severe. The European Union’s General Data Protection Regulation, the California Consumer Privacy Act, the Health Insurance Portability and Accountability Act of 1996 and similar laws impose additional compliance requirements related to the collection, use, processing, transfer, disclosure, and retention of personal information, which can increase operating costs and resources to accomplish. Any failure to abide by these regulations or to protect such personal information from inappropriate access or disclosure, whether through social engineering or by accident or other cause, could have severe consequences including fines, litigation, regulatory sanctions, reputational damage, and loss of customers or employees. There can be no assurance that the steps we take to abide by applicable requirements and protect information will meet all current and future regulatory requirements, anticipate all potential methods of unauthorized access, or prevent all inappropriate disclosures. Any failures to do so could result in governmental enforcement actions, fines, and other penalties, or other liabilities, that could adversely affect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company provides specialty professional consulting services, principally performed at various client locations, through 25 administrative and sales offices located in the United States, Puerto Rico, Canada and Serbia. The majority of the Company’s offices typically consist of 1,000 to 13,000 square feet and are typically leased by the Company for terms of one to five years.  Offices in larger or smaller markets may vary in size from the typical office.  The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

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

As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. From time to time, the Company must estimate the potential loss even though the party adverse to the Company has not asserted any specific amounts.  Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made.

The Company is exposed to various asserted claims as of January 1, 2022, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of January 1, 2022, the Company has accrued $2.9 million for asserted claims.  Included in the January 1, 2022 accrual of $2.9 million, the Company has reserved $1.6 million for the settlement of a class-action suit in California that alleges the Company did not properly pay its travel nurses overtime wages. While the Company believes it did not violate any overtime wage laws, it decided to settle this class action lawsuit in December 2020.  The Company paid the $1.6 million settlement in early January 2022.

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

Holders

As of February 11, 2022, the approximate number of holders of record of the Company’s Common Stock was 280 and the number of beneficial owners of its Common Stock was approximately 5,110.

Dividends

No dividends were declared in fiscal 2020 or fiscal 2021.  All restricted share awards contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock unit grant date and ultimate share distribution date.  As of January 1, 2022, there were no accrued dividends.

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

Stock Repurchase by Issuer

On January 13, 2021, the Company’s Board of Directors authorized a program to repurchase shares of the Company’s common stock constituting, in the aggregate, up to an amount not to exceed $7.5 million. On November 12, 2021, the Company’s Board of Directors further increased the total amount available to repurchase shares up to an amount not to exceed $19.1 million (including the initial $7.5 million authorized), consistent with the maximum limitation set forth by the Company’s revolving line of credit. The program is designed to provide the Company with enhanced flexibility over the long term to optimize its capital structure. Shares of the common stock may be repurchased in the open market or through negotiated transactions. All of the repurchases were conducted under the safe harbor from liability under certain market manipulation rules provided by Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The program may be terminated or suspended at any time at the discretion of the Company.

The following table provides information relating to the shares we purchased during the fourth quarter of the fiscal year ended January 1, 2022:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 3, 2021 – October 31, 2021	260,577	$5.89	260,577	$13,465,000
November 1, 2021 – November 30, 2021	273,005	$6.54	533,582	$11,679,000
December 1, 2021 – January 1, 2022	239,610	$6.57	773,192	$10,104,000
Total	773,192	$6.33	773,192	$10,104,000

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

COVID-19 Considerations

The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of our employees and, especially in the healthcare segment, deploying our resources, including the talents of our employees, to help the communities we serve meet and overcome the current challenges. In the future, the pandemic may cause reduced demand for our services if, for example, the pandemic results in a prolonged recessionary economic environment affecting industries in which we serve; however, since certain services that we offer are essential to the daily lives of our customers, we believe that over the long term, there will continue to be demand for our services.

Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. While our revenue, gross profit and operating income were negatively impacted in fiscal 2020 on a consolidated basis and in fiscal 2021 for certain business lines, we have maintained the consistency of our operations, to a substantial degree, from the onset of the COVID-19 pandemic. We intend to continue to adhere to our employee safety measures as we seek to ensure that any disruptions to our operations remain as limited as possible during the pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example, an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.  Any material changes to labor rates for the Company’s workforce may have a material negative impact to revenue, gross profit and operating income.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to present various health, business and other challenges throughout the United States. As a result, we have temporarily closed or reduced most of our office locations, with much of our workforce working from home, and have seen a reduction in customer demand to certain business lines. The duration and ultimate magnitude of the disruption remains uncertain. Therefore, we experienced a negative impact on a consolidated basis during fiscal 2020 and to certain business lines during fiscal 2021, and this matter may continue to negatively impact our business, results of operations, and financial position throughout fiscal 2022 and possibly beyond, and the related financial impact cannot be reasonably estimated at this time.  Please see more detailed disclosure by segment in our Segment Discussion and the impact to our consolidated financial position under Financial Activities under Liquidity and Capital Resources, all in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Nonetheless, the Company continues to believe that businesses must implement more advanced life sciences, information technology and engineering solutions to upgrade their systems, applications and processes so that they can maximize their productivity and optimize their performance in order to maintain a competitive advantage.  Although working under budgetary, personnel and expertise constraints, companies are driven to support increasingly complex systems, applications and processes of significant strategic value.  This has given rise to a demand for outsourcing.  The Company believes that its current and prospective clients are continuing to evaluate the potential for outsourcing business critical systems, applications and processes.

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

The Company derives its revenue from several sources.  The Company’s Engineering Services, Life Sciences and Information Technology segments perform consulting and project solution services.  The Healthcare segment specializes in long-term and short-term staffing and placement services to hospitals, schools and long-term care facilities amongst others.  All of the Company’s segments perform staff augmentation services and derive revenue from permanent placement fees. The majority of the Company’s revenue is invoiced on a time and materials basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Revenue Recognition (Continued)

The following table presents our revenues disaggregated by revenue source for the fifty-two week period ended January 1, 2022 and fifty-three week period ended January 2, 2021:

	January 1, 2022	January 2, 2021
Engineering:
Time and Material	$45,035	$43,359
Fixed Fee	21,070	14,145
Permanent Placement Services	67	211
Total Engineering	$66,172	$57,715

Specialty Health Care:
Time and Material	$97,363	$59,692
Permanent Placement Services	1,132	789
Total Specialty Health Care	$98,495	$60,481

Life Sciences and Information Technology:
Time and Material	$38,571	$31,723
Permanent Placement Services	637	490
Total Life Sciences and Information Technology	$39,208	$32,213
	$203,875	$150,409

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

There was $3.4 million of deferred revenue as of January 1, 2022.  Deferred revenue was $0.4 million as of January 2, 2021. Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet.  In each of the fifty-two week period ended January 1, 2022 and the fifty-three week period ended January 2, 2021, the Company recognized revenue of $0.4 million, that was included in deferred revenue at the beginning of the reporting period.

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

There was no goodwill impairment in fiscal 2021 or 2020. During all periods presented, the Company determined that the existing qualitative factors did not suggest that an impairment of goodwill exists.  There can be no assurance that future indicators of impairment and tests of goodwill impairment will not result in impairment charges for both its Engineering and Specialty Healthcare segments.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of January 1, 2022, the Company had both domestic and foreign net deferred tax assets of $0.4 million.  The domestic long term net deferred tax assets of $0.5 million includes $3.4 million in deferred assets offset by $2.9 million in deferred tax liabilities. The domestic deferred tax assets consist of a net operating loss carryforward of $1.2 million, lease liabilities of $0.8 million and various deferred expense accruals and reserves of $0.8 million. The deferred tax liabilities consist of acquisition amortization of $1.4 million, prepaid expenses of $0.6 million and advance depreciation deductions of $0.4 million.  The realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  If actual results differ from these estimates and assessments, valuation allowances may be required.  The Company also had $0.1 million in foreign net deferred tax liabilities as of January 1, 2022.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Puerto Rico and Serbia. The Company and its subsidiaries file a consolidated United States Federal income tax return and file in various states. The Company’s federal income tax returns have been examined through 2017. The Company has no open Federal audits as of January 1, 2022.  Except for limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2018. The Company is no longer subject to audit in Canada for the tax years prior to tax year 2017.  The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2011.

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

Forward-looking Information

The Company’s growth prospects are influenced by broad economic trends.  The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for engineering, life sciences and information technology services. When the U.S., Canadian or global economies decline, the Company’s operating performance could be adversely impacted.  In addition, global events such as the ongoing COVID-19 pandemic also have a substantial impact on our operations and financial results.  The Company believes that its fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends.  However, general economic declines could result in the need for future cost reductions or changes in strategy.

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
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 1, 2022 Compared to Fiscal Year Ended January 2, 2021

A summary of operating results for the fifty-two week period ended January 1, 2022 and the fifty-three week period ended January 2, 2021 is as follows (in thousands):

	Fiscal Years Ended
	January 1, 2022		January 2, 2021
	Amount	% of Revenue	Amount	% of Revenue
Revenues	$203,875	100.0	$150,409	100.0
Cost of services	150,751	73.9	111,554	74.2
Gross profit	53,124	26.1	38,855	25.8

Selling, general and administrative	42,019	20.6	37,791	25.1
Depreciation and amortization of property and equipment	1,007	0.5	1,065	0.7
Amortization of acquired intangible assets	95	0.1	321	0.2
Write-off of receivables and professional fees incurred related to arbitration	-	-	8,397	5.6
Impairment of right of use assets and related costs	-	-	2,231	1.5
Gain on sale of assets	(2,420)	(1.2)	-	-
Remeasurement of acquisition-related contingent consideration	(1,713)	(0.8)	-	-
Operating costs and expenses	38,988	19.2	49,805	33.1

Operating income (loss)	14,136	6.9	(10,950)	(7.3)
Other expense, net	222	0.1	1,107	0.7

Income (loss) before income taxes	13,914	6.8	(12,057)	(8.0)
Income tax expense (benefit)	2,925	1.4	(3,188)	(2.1)

Net income (loss)	$10,989	5.4	$(8,869)	(5.9)

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal years ended January 1, 2022 (fiscal 2021) and January 2, 2021 (fiscal 2020) consisted of fifty-two weeks and fifty-three weeks, respectively.

Revenue.  Revenue increased 35.5%, or $53.5 million, for the fifty-two week period ended January 1, 2022 as compared to the fifty-three week period ended January 2, 2021 (the “comparable prior year period”).  Revenue increased $8.5 million in the Engineering segment, $38.0 million in the Specialty Health Care segment and $7.0 million in the Life Sciences and Information Technology segment.  See Segment Discussion for further information on revenue changes.

Cost of Services and Gross Profit.  Cost of services increased 35.1%, or $39.2 million, for the fifty-two week period ended January 1, 2022 as compared to the comparable prior year period. Cost of services increased primarily due to the increase in revenue.  Cost of services as a percentage of revenue for the fifty-two week period ended January 1, 2022 and the comparable prior year period were 73.9% and 74.2%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 1, 2022 Compared to Fiscal Year Ended January 2, 2021 (Continued)

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $42.0 million for the fifty-two week period ended January 1, 2022 as compared to $37.8 million for the comparable prior year period. As a percentage of revenue, SGA expenses were 20.6% for the fifty-two week period ended January 1, 2022 and 25.1% for the comparable prior year period.  See Segment Discussion for further information on SGA expense changes.

Write-off of receivables related to arbitration. The Company recorded a charge of $8.4 million during the comparable prior year period relating to its dispute with a customer that is a major utility in the United States. This dispute was resolved through binding arbitration April 2020.  The charge consisted of $6.7 million for the portion of accounts receivable previously recognized by the Company that was not awarded by the arbitrator, $0.7 million from other projects with this customer that were not part of the arbitration, $0.8 million in professional fees related to the dispute and arbitration and $0.2 million of transit accounts receivable associated with disputed projects that were part of the arbitration. For the fifty-two week period ended January 1, 2022, there was no such charge. See discussion of Contingencies in Note 16 to the Condensed Consolidated Financial Statements included in this report.

Impairment of Office Leases.  During fiscal 2020, in connection with the continuing developments from COVID-19, the Company reduced its leased office space as a result of its employees moving to a remote work environment.  The Company does not believe there is an opportunity to sublet any of the vacant office space due to the current commercial rental marketplace.  This decision and reduction in the use of the office spaces resulted in a right-of-use asset impairment of $1.9 million in fiscal 2020.  This loss was determined by identifying the fair value of the impacted right-of-use assets as compared to the carrying value of the assets as of the measurement date, in accordance with Property, Plant and Equipment Topic 360 of the FASB ASC.  The fair value of the right-of-use assets was based on the remaining term of each lease.  In addition, the Company wrote off a total of $0.3 million in other office lease costs and for obsolete equipment.  There were no such charges in fiscal 2021.

Gain on sale of assets.  On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada.  The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. The Company recorded a net gain on the sale of these assets and liabilities of $2.4 million.

Remeasurement of acquisition related contingent consideration.  The Company adjusted the forecasted contingent consideration for active acquisition agreements, which created a discreet gain of $1.7 million.

Other Expense.  Other expense consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income, imputed interest on contingent consideration and gains and losses on foreign currency transactions.  Other expense, net decreased by $0.9 million as compared to the comparable prior year period.  Interest expense decreased by $0.4 million, primarily due to decreased borrowing, and also due to a decreased average borrowing rate under the Company’s line of credit. Other expense, net also decreased by $0.4 million due a gain on foreign currency transactions in the current period as compared to a loss on foreign currency transactions in the comparable prior year period.

Income Tax Expense (Benefit).  The Company recognized $2.9 million of income tax expense for the fifty-two week period ended January 1, 2022, as compared to an income tax benefit of $3.2 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 21.0% as compared to 26.4% for the comparable prior year period.  The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 1, 2022 Compared to Fiscal Year Ended January 2, 2021 (Continued)

The Company considers its 2021 effective income tax rate to be abnormally low, due mainly to permanent differences detailed in footnote 15 in the Company’s financial statements. The Company estimates its normalized tax rates for fiscal 2021 as 28.5% for the United States, 26.5% for Canada, and 16.5% for Serbia. Based on the fiscal 2021 pretax income mix, the Company estimates its normalized consolidated tax rate as 27.5%.

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

Segment Discussion

Engineering

Engineering revenues of $66.2 million for the fifty-two week period ended January 1, 2022 increased 14.7%, or $8.5 million, compared to the comparable prior year period.  The increase in revenue was comprised of the following: increases in Aerospace revenue of $10.9 million, Industrial Processing revenue of $3.6 million, and Energy Services of $0.9 million, offset by a decrease in revenue from the Canadian Power Systems Group of $6.9 million.  The increase in Aerospace revenue was primarily due to a new outsourcing engagement with one of the Company’s major customers that is anticipated to become a multi-year contract. The increase in Industrial Processing revenue was primarily due to spending increases with several major customers seeking to upgrade their ethanol related production capability. The decrease in the Canadian Power Systems was primarily due to the sale of this business on July 30, 2021 (see details below). Gross profit decreased by 2.5%, or $0.4 million, as compared to the comparable prior year period. Gross profit decreased because of the decrease in gross profit margin. Gross profit margin of 24.3% for the current period decreased from 28.6% for the comparable prior year period. The decrease in gross margin was due to three factors: 1) decreased revenue from the Canadian Power Systems Group, as lower revenue negatively impacted utilization of the segment’s billable consultants; 2) lower gross margin for the new Aerospace contract than the Engineering segment typically experiences; and 3) rework costs on a fixed price contract in the Industrial Processing business. The Engineering segment’s SGA expense of $14.2 million increased by $1.2 million due to investment in new personnel to reposition and generate future growth. The Engineering segment experienced operating income of $5.4 million for the fifty-two week period ended January 1, 2022, as compared to an operating loss of $5.9 million for the comparable prior year period. The reason for improved operating income was primarily due to three discrete differences between the current and comparable prior years periods: 1) the gain on sale of assets associated with selling the Canadian Power Systems business (see paragraph below) of $2.4 million in the current period; 2) the remeasurement of acquisition-related contingent consideration; and 3) the $8.4 million write-off of receivables and professional fees incurred related to a discrete arbitration in the comparable prior year prior.

On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as the Canadian Power Systems business and principally provided engineering services to two major nuclear power providers in Canada.  The two Canadian Power Systems offices were part of a reporting unit within the Company’s Engineering segment. The Company will continue to offer other engineering services in Canada and similar services in the United States.  For the fifty-two week period ended January 1, 2022 and the fifty-three week period ended January 2, 2021, these two offices generated revenue of $4.9 million and $11.8 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 1, 2022 Compared to Fiscal Year Ended January 2, 2021 (Continued)

Segment Discussion (Continued)

COVID-19 Impact to Engineering Segment

It is difficult to assess both the current and future impact from COVID-19 to the Engineering segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic. The Engineering segment has seen a decline in its field services work as its personnel has constrained access to client facilities. It is difficult to determine the impact on revenue from the loss in field services work. The Company believes that an undetermined amount of field services work will eventually return as a portion of that work is mission-critical to our clients. While the Company has recently seen signs of improvement, given the uncertainties around COVID-19, the Company can give no assurances that it will see an increase in field services revenue.  Additionally, the Company believes that COVID-19 has had a significant adverse impact on the budgets of many of its Aerospace and Utilities clients. The Company’s Aerospace clients have seen an impact to their commercial lines of business.  A number of the Company’s Utility clients have been impacted by their customers’ inability to pay their monthly electric bills.

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

Specialty Health Care

Specialty Health Care revenue of $98.5 million for the fifty-two week period ended January 1, 2022 increased 62.9%, or $38.0 million, as compared to the comparable prior year period.  The increase in revenue was driven by both the Company’s school and non-school clients. Revenue from school clients for the fifty-two week period ended January 1, 2022 was $55.4 million as compared to $37.3 million for the comparable prior year period. Revenue from non-school clients for the fifty-two week period ended January 1, 2022 was $43.1 million as compared to $23.2 million for the comparable prior year period. Revenue increases were due to the reopening of Specialty Health Care School clients and unprecedented demand for health care professionals across all types of clients served. The Specialty Health Care segment’s gross profit increased by 89.4%, or $11.9 million, to $25.3 million for the fifty-two week period ended January 1, 2022, as compared to $13.4 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenue, but also a higher gross profit margin. Gross profit margin for the fifty-two week period ended January 1, 2022 increased to 25.7% as compared to 22.1% for the comparable prior year period.  The increase in gross profit margin was primarily due to more normalized revenue and the high demand for certain services.  Specialty Health Care experienced operating income of $5.5 million for the fifty-two week period ended January 1, 2022, as compared to an operating loss of $2.6 million for the comparable prior year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase in SGA expense. SGA expense increased by $3.9 million to $19.5 million, as compared to $15.6 million in the comparable prior year period. The increase in SGA expense was primarily due to replacing our workforce that was furloughed in the prior year and hiring new employees to help meet increased demand.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 1, 2022 Compared to Fiscal Year Ended January 2, 2021 (Continued)

Segment Discussion (Continued)

COVID-19 Impact to Specialty Health Care Segment

It is difficult to assess both the current and future impact from COVID-19 to the Specialty Health Care segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic, especially as it may impact schools where many of our personnel work. While the Specialty Health Care segment has a small number of billable professionals performing services from home, in particular, through its telehealth services offerings, most of its billable staff works at client locations. The majority of the Specialty Health Care segment’s services are historically delivered at schools and health care facilities. The Company believes that demand for much of its services is very high as a result of COVID-19. However, health care professionals, such as nurses and doctors, are scarce and difficult to recruit. Also, the Company believes that any major changes in the pandemic, such as a new variant, could adversely impact revenue. For example, if the Specialty Health Care segment’s school clients were to return to virtual learning, the Specialty Health Care segment could experience a material decline in revenue.

The Specialty Health Care Segment has historically derived much of its revenue from school systems. Many school systems nationwide, including most of the Company’s school clients, closed down for in-person instruction in March 2020. Most of our school clients have opened primarily in-person, but some also offer virtual lessons. Any announced plans are subject to rapid changes. There are numerous factors that could influence further decisions of our school clients on their operations. Any shift toward hybrid and remote operations can have a materially negative impact on revenue generated by the Specialty Healthcare segment. While the Company is optimistic, it is difficult to estimate the impact of any potential school closures on the Company’s 2022 fiscal year.

Life Sciences and Information Technology

Life Sciences and Information Technology revenue of $39.2 million for the fifty-two week period ended January 1, 2022 increased 21.7%, or $7.0 million, as compared to $32.2 million for the comparable prior year period. The increase in Life Sciences and Information Technology revenue was primarily driven by the Company’s Life Sciences practice. The Company believes that the Life Sciences industry has not seen a negative impact from COVID-19. Gross profit of $11.7 million for the fifty-two week period ended January 1, 2022 increased 30.5%, or $2.7 million, as compared to $9.0 million for the comparable prior year period. The increase in gross profit was primarily due to the increase in revenue, as well as an increase in gross profit margin.  The Life Sciences and Information Technology gross profit margin for the fifty-two week period ended January 1, 2022 was 30.0% as compared to 27.9% for the comparable prior year period.  The Company attributes the gross profit margin increase to higher revenue from its Life Sciences practice and a concerted effort to increase gross profit margin through its managed service offerings. SGA expense decreased by $0.9 million to $8.3 million, as compared to $9.2 million in the comparable prior year period. The decrease in SGA expense was a driven by a concerted effort to reduce SGA expense after the uncertainty around the COVID-19 crisis. The Life Sciences and Information Technology segment experienced operating income of $3.4 million as compared to an operating loss of $0.2 million for the comparable prior year period. The increase in operating income was primarily due to the increase in revenue and gross profit, and also the decrease in SGA expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 1, 2022 Compared to Fiscal Year Ended January 2, 2021 (Continued)

Segment Discussion (Continued)

COVID-19 Impact to Life Sciences and Information Technology Segment

It is difficult to assess both the current and future impact from COVID-19 to the Life Sciences and Information Technology segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic. The Life Sciences and Information Technology segment has seen a decline in its field services work as its personnel has limited access to client facilities. While the Company has recently seen signs of improvement, given the uncertainties around COVID-19, the Company can give no assurances that it will see an increase in field services revenue.

The Company has transitioned most of its Life Sciences and Information Technology workforce to work from home. While this has constituted a significant effort, particularly from a technology standpoint, the Company believes that this effort has been completed relatively effectively. The Company also believes that its Life Sciences and Information Technology clients have been generally supportive of these efforts and believes further that it has not lost any significant, previously awarded work. The Life Sciences and Information Technology segment’s general response to the effects of COVID-19 is to continue to focus on maximizing gross margin by focusing on utilization of billable consultants and maximizing the efficiency of its SGA expense. The Company plans to refine its strategy for responding to COVID-19 as necessary as the situation develops.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Supplemental Operating Results on a Non-GAAP Basis

The following non-GAAP measures, which adjust for the categories of expenses described below are non-GAAP financial measures.  Our management believes that these non-GAAP financial measures (“Adjusted operating income (loss)”, “EBITDA”, “Adjusted EBITDA”, “Adjusted net income (loss)”, and “Adjusted diluted net earnings (loss) per share”) are useful information for investors, shareholders and other stakeholders of our company in gauging our results of operations on an ongoing basis and to enhance investors’ overall understanding of our current financial performance and period-to-period comparisons.  We believe these non-GAAP financial measures are performance measures and not liquidity measures. These non-GAAP financial measures should not be considered as an alternative to net income (loss) or operationg income (loss) as indicators of performance.  In addition, neither EBITDA nor Adjusted EBITDA takes into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows.  We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP.  These non-GAAP measures should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

The following unaudited tables present the Company's GAAP net income and GAAP operating income and the corresponding adjustments used to calculate Adjusted operating income (loss), EBITDA, Adjusted EBITDA, Adjusted net income (loss) and Adjusted diluted net earnings (loss) per share for the fifty-two week period ended January 1, 2022 and the fifty-three week period ended January 2, 2021.

	Fifty-Two Week Period Ended January 1, 2022	Fifty-Three Week Period Ended January 2, 2021
GAAP operating income (loss)	$14,136	$(10,950)
Adjustments
Write-off of receivables and professional fees incurred related to arbitration	-	8,397
Impairment of right of use assets and related costs	-	2,231
Gain on sale of assets	(2,420)	-
Remeasurement of acquisition related contingent consideration	(1,713)	-
Adjusted operating income (loss) (non-GAAP)	$10,003	$(322)

GAAP net income (loss)	$10,989	$(8,869)
Income tax expense (benefit)	2,925	(3,188)
Interest expense, net	365	778
Change in fair value of contingent consideration	52	145
Depreciation of property and equipment	1,007	1,065
Amortization of acquired intangible assets	95	321
EBITDA (non-GAAP)	$15,433	$(9,748)

Adjustments
Write-off of receivables and professional fees incurred related to arbitration	-	8,397
Impairment of right of use assets and related costs	-	2,231
Gain on sale of assets	(2,420)	-
Remeasurement of acquisition related contingent consideration	(1,713)	-
Loss (gain) on foreign currency transactions	(195)	184
Adjusted EBITDA (non-GAAP)	$11,105	$1,064

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Supplemental Operating Results on a Non-GAAP Basis (Continued)

	Fifty-Two Week Period Ended January 1, 2022	Fifty-Three Week Period Ended January 2, 2021
GAAP net income (loss)	$10,989	$(8,869)
Adjustments
Write-off of receivables and professional fees incurred related to arbitration	-	8,397
Impairment of right of use assets and related costs	-	2,231
Gain on sale of assets	(2,420)	-
Remeasurement of acquisition related contingent consideration	(1,713)	-
Tax impact from normalized rate	(237)	(2,795)
Adjusted net income (loss) (non-GAAP)	$7,093	$(1,036)

GAAP diluted net earnings (loss) per share	$0.95	$(0.73)
Adjustments
Write-off of receivables and professional fees incurred related to arbitration	-	$0.69
Impairment of right of use assets and related costs	-	$0.18
Gain on sale of assets	$(0.21)	-
Remeasurement of acquisition related contingent consideration	$(0.15)	-
Tax impact from normalized rate	$0.02	$(0.23)
Adjusted diluted net earnings (loss) per share (non-GAAP)	$0.61	$(0.09)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows ($ in thousands):

	Fiscal Years Ended
	January 1, 2022	January 2, 2021
Cash provided by (used in):
Operating activities	$915	$25,244
Investing activities	$6,291	$(460)
Financing activities	$(7,554)	$(25,632)

Operating Activities

Operating activities provided $0.9 million of cash for the fifty-two week period ended January 1, 2022 as compared to $25.2 million in the comparable prior year period.  The major components of cash used in or provided by operating activities in the fifty-two week period ended January 1, 2022 and the comparable prior year period are as follows: net loss or income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and accrued payroll and related costs, and deferred revenue.

For the fifty-two week period ended January 1, 2022, the Company experienced net income of $11.0 million as compared to net loss of $8.9 million for the comparable prior year period.  An increase in accounts receivables in the fifty-two week period ended January 1, 2022, used $14.7 million of cash as compared to providing $15.9 million in the comparable prior year period. The Company primarily attributes this increase in accounts receivables for the fifty-two week period ended January 1, 2022 to the increase in revenue for the fifty-two week period ended January 1, 2022, primarily generated during the Company’s fiscal fourth quarter. The decrease in accounts receivable for the fifty-three week period ended January 2, 2021 was primarily due to the prolonged impact from COVI-19 in fiscal 2020.

While highly variable, the Company’s transit accounts payable typically exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $1.1 million as of January 1, 2022 as compared to a net payable of $2.4 million as of January 2, 2021, using $1.3 million of cash during the fifty-two week period ended January 1, 2022.  The net of transit accounts payable and transit accounts receivable was a net payable of $2.4 million as of January 2, 2021 as compared to a net receivable of $0.3 million as of December 28, 2019, providing $2.7 million of cash during the fifty-three week period ended January 2, 2021.

Prepaid expenses and other current assets provided cash of $1.8 million for the fifty-two week period ended January 1, 2022 as compared to using $0.2 million of cash for the comparable prior year period.  The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets generally tend to increase at the end of a fiscal year and decrease during the first half.

An increase in accounts payable and accrued expenses provided cash of $1.5 million for the fifty-two week period ended January 1, 2022 as compared to $1.6 million for the comparable prior year period.  The Company attributes these changes to a deliberate effort to defer payments for cash flow purposes and general timing of payments to vendors in the normal course of business. The Company’s accounts payable and accrued expenses balance of $9.3 million as of January 1, 2022 includes $1.6 million for the settlement of a class action suit in California that alleges the Company did not properly pay its travel nurses overtime wages.  This liability was paid in early fiscal January 2022.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Changes in accrued payroll and related costs provided cash of $0.1 million for the fifty-two week period ended January 1, 2022 as compared to providing cash of $4.6 million for the fifty-three week period ended January 2, 2021.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.   The Company’s last major payroll for the fifty-two week period ended January 1, 2022 was paid on December 31, 2021.  During fiscal 2020, the Company deferred $3.3 million of employer payroll taxes under the CARES Act. Half of these deferred payroll taxes were paid in fiscal December 2021 and the remaining portion must be paid in fiscal December 2022.

Historically, the Company has experienced small deferred revenue balances that have been included in accounts payable and accrued expenses.  During the second half of fiscal 2021, the Company’ Industrial Processing group secured several contracts with significant front-loaded payments, thereby generating larger deferred revenue balances than typically generated. The Company’s deferred revenue balance as of January 1, 2022 was $3.4 million, as compared to $0.4 million as of January 2, 2021, creating positive cash from operations of $3.0 million for the fifty-two week period ended January 1, 2022.  The Company cannot reasonably forecast if it will experience similar deferred revenue balances over the next several quarters as the timing of contract wins and front-loaded payments is typically haphazard.

Investing Activities

Investing activities provided $6.3 million of cash for the fifty-two week period ended January 1, 2022 and used $0.4 million for the fifty-three week period ended January 2, 2021.  Investing activities used $0.6 million for the purchase of property and equipment in the current period as compared to $0.5 million in the prior year comparable period. The current period includes $6.9 million in proceeds for the sale of the Company’s Canadian Power Systems business.

Financing Activities

Financing activities used $7.6 million of cash for the fifty-two week period ended January 1, 2022 as compared to $25.6 million in the comparable prior year period.  The Company made net borrowings under its line of credit of $2.3 million during the fifty-two week period ended January 1, 2022 as compared to net payments of $22.9 million in the comparable prior year period.  The Company used $9.0 million to repurchase shares of its common stock in the current period as compared to $2.2 million in the comparable prior year period.  The Company generated cash of $0.1 million and $0.2 million from sales of shares from its equity plans for the current period and the comparable prior year period, respectively. The Company paid contingent consideration of $0.5 million in the current period as compared to $0.3 million in the comparable prior year period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  At the option of Citizens Bank, LIBOR can be replaced with SOFR (Secured Overnight Financing Rate). The LIBOR alternative is being phased out in 2022.  Citizens Bank has not indicated when this switch will occur, but in any event, the Company does not believe there will be any material impact on its borrowing rate.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the fifty-two week period ended January 1, 2022 was 2.0%.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  As of January 1, 2022, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended).  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of January 1, 2022 and January 2, 2021 were $14.2 million and $11.9 million, respectively. At both January 1, 2022 and January 2, 2021 there were letters of credit outstanding for $1.9 million. At January 1, 2022 and January 2, 2021, the Company had availability for additional borrowings under the Revolving Credit Facility of $28.9 million and $35.1 million, respectively.

In addition to borrowings and sales of shares from its equity plans, the Company may raise capital through sales of shares of common stock under its at the market issuance program (the “ATM Program”) established under its May 2021 At Market Issuance Sales Agreement with B. Riley Securities, Inc., as the agent (the “Agent”).  The ATM Program allows the Company to offer and sell shares of the common stock having an aggregate sales price of up to $17.9 million from time to time through the Agent.  To date, the Company has not sold any shares under the ATM Program.

On June 2, 2020, the Company entered into a stock purchase agreement with certain stockholders of the Company, whereby the Company purchased an aggregate of 1,858,139 shares of the Company’s common stock for a negotiated purchase price of $1.20 per share or $2.2 million in total. The negotiated price of $1.20 per share was less than the lowest trading price of the stock on the day of the repurchase.  The consideration paid by the Company was in accordance with the safe harbor from liability under certain market manipulation rules provided by Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and consisted entirely of an unsecured subordinated promissory note for $2.2 million. The note accrues interest at an annual rate of 9.0%, compounded annually, payable quarterly in arrears commencing on September 1, 2020 and continuing on each December 1, March 1, June 1 and September 1 thereafter, and has a maturity date of August 10, 2023. Subject to the applicable provisions of the subordination agreement among the Company, Citizens Bank and the selling stockholders, the note was to become immediately due and payable in the event of a default by the Company.  On September 25, 2020, the Company repaid the subordinated promissory note in full.

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

The Company’s liquidity and capital resources as of January 1, 2022, included accounts receivable and total current asset balances of $48.3 million and $51.8 million, respectively. Current liabilities were $30.1 million as of January 1, 2022 and were exceeded by total current assets by $21.7 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations. As of January 1, 2022, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility.  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Dividends

All restricted share awards contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock unit grant date and ultimate share distribution date.  As of January 1, 2022, there were no accrued dividends.

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

Liquidity and Capital Resources (Continued)

Commitments and Contingencies (Continued)

The Company is exposed to various asserted claims as of January 1, 2022, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of January 1, 2022, the Company has accrued $2.9 million for asserted claims.  Included in the January 1, 2022 accrual of $2.9 million, the Company has reserved $1.6 million for the settlement of a class-action suit in California that alleges the Company did not properly pay its travel nurses overtime wages. While the Company believes it did not violate any overtime wage laws, it decided to settle this class action lawsuit in December 2020.  The Company paid the $1.6 million settlement in early January 2022.

The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation.  The Company plans to upgrade its current system during fiscal 2022. The Company estimates this upgrade or replacement of its financial reporting and accounting system will cost between $0.5 million and $1.0 million. These estimates are subject to material change.

The Company’s current commitments consist primarily of lease obligations for office space.  The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for at least the next 12 months.

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through November 2027.  Certain leases are subject to escalation clauses based upon changes in various factors.  The COVID-19 pandemic has had a profound impact on the Company in 2020. This led the Company to review the guidance in ASC 360-10 to determine if an impairment of a long lived asset had occurred. It was determined that a portion of the office space leased in a number of locations would not be utilized through the remaining lease term.  An impairment of the right of use asset for the unused space of $2.2 million was recorded in 2020.

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2022	$1,579	$446
2023	1,097	337
2024	396	168
2025	133	-
Thereafter	50	-

Total lease payments	$3,255	$951
Less: imputed interest	(122)	(12)
Total	$3,133	$939

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

As of January 1, 2022, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at January 1, 2022 as follows:

Fiscal Year Ending	Total
December 31, 2022	$103
December 30, 2023	600
Estimated future contingent consideration payments	$703

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after January 1, 2022 are capped at a cumulative maximum of $0.7 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of January 1, 2022.  During the fifty-two week period ended January 1, 2022, the Company measured the intangibles acquired at fair value on a non-recurring basis.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards.  The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of January 1, 2022, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company’s variable-rate line of credit balances during the fifty-two week period ended January 1, 2022, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.2 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

As management prepares and executes a virtual financial close process, for the first time, there could be related implications on the internal controls performed specifically in conjunction with the preparation, review, and filing of this report. There is a risk that moving to a virtual environment in response to COVID-19 could result in certain controls (e.g., financial closing and reporting controls) being overridden or performed less frequently, or that management could be designing and implementing new controls in response to new risks. In addition, in instances where relevant controls fail, and there are no compensating controls in place, there may be fewer opportunities to timely identify or remediate control deficiencies. There were otherwise no changes in the Company’s internal control over financial reporting during the fiscal year ended January 1, 2022, that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of January 1, 2022 based upon criteria in Internal Control-Integrated Framework issued and updated in fiscal 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of January 1, 2022, based on the criteria in Internal Control-Integrated Framework issued by COSO.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 shall be included in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 shall be included in the 2022 Proxy Statement and is incorporated herein by reference.

The table below presents certain information as of January 1, 2022 concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s shareholders and that have not been approved by the Company’s shareholders.

Plan category	Number of securities to be potentially issued upon realization of restricted stock awards	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders.............................	545,628(1)	N/A	107,924
Equity compensation plans not approved by security holders...............	_______________	_______________	_______________
Total..............................	545,628(1)	N/A	107,924

(1)  Includes time-based restricted stock units of 371,872, time-based restricted stock awards of 48,756 and performance-based restricted stock units of 125,000, none of which have an exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 shall be included in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the 2022 Proxy Statement and is incorporated herein by reference.

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

Amendment No. 1 to Executive Severance Agreement between RCM Technologies, Inc. and Kevin Miller dated December 26, 2017; incorporated by reference to Exhibit 10(x) to the Registrant’s Annual Report on Form 10-K for this fiscal year ended January 2, 2021, filed with the Securities and Exchange Commission on March 8, 2018.

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

	*	(10)(g)	Form of Stock Unit Agreement; incorporated by reference to Exhibit 99.2 to the December 2014 8-K.

	*	(10)(h)

RCM Technologies, Inc. Change in Control Plan for Selected Executive Management (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2015 and incorporated herein by reference).

	*	(10)(i)

Amendment 2015-3 to the RCM Technologies, Inc. 2001 Employee Stock Purchase Plan; incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting filed with the Securities and Exchange Commission on October 30, 2015.

	*	(10)(j)

Amendment 2018-4 to the RCM Technologies, Inc. 2001 Employee Stock Purchase Plan; incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2018.

	*	(10)(k)

Amendment 2021-5 to the RCM Technologies, Inc. Employee Stock Purchase Plan; incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on November 12, 2021.

	*	(10)(l)

Executive Severance Agreement, dated as of June 1, 2018, by and between the Company and Bradley S. Vizi; incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018.

(10)(m)

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

(10)(n)

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

(10)(o)

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

(10)(p)

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

	*	101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

	*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Documents

	*	101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

		104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	*	Constitutes a management contract or compensatory plan or arrangement.

	+	The Registrant will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCM Technologies, Inc.

Date: April 4, 2022	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: April 4, 2022	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 4, 2022	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: April 4, 2022	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: April 4, 2022	By:	/s/ Roger H. Ballou
Roger H. Ballou
Director

Date: April 4, 2022	By:	/s/ Richard A. Genovese
Richard A. Genovese
Director

Date: April 4, 2022	By:	/s/ Swarna Kakodkar
Swarna Kakodkar
Director

Date: April 4, 2022	By:	/s/ Jayanth S. Komarneni
Jayanth S. Komarneni
Director

RCM TECHNOLOGIES, INC.

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS January 1, 2022 and January 2, 2021 (Amounts in thousands, except share and per share amounts, unless otherwise indicated)

	January 1,	January 2,
	2022	2021

Current assets:
Cash and cash equivalents	$235	$734
Accounts receivable, net	48,240	36,007
Transit accounts receivable	1,010	2,494
Prepaid expenses and other current assets	2,486	4,699
Total current assets	51,971	43,934

Property and equipment, net	1,939	2,078

Other assets:
Deposits	176	169
Deferred tax assets, net, domestic	535	3,300
Goodwill	16,354	16,354
Operating right of use asset	1,877	2,409
Intangible assets, net	-	95
Total other assets	18,942	22,327

Total assets	$72,852	$68,339

Current liabilities:
Accounts payable and accrued expenses	$9,306	$7,497
Transit accounts payable	2,064	4,900
Accrued payroll and related costs	13,027	12,877
Finance lease payable	437	247
Income taxes payable	-	436
Operating right of use liability	1,502	1,886
Liability for contingent consideration from acquisitions	103	500
Deferred revenue	3,418	398
Total current liabilities	29,857	28,741

Deferred tax liability, foreign	142	365
Finance lease payable	502	106
Liability for contingent consideration from acquisitions	600	2,358
Operating right of use liability, net of current position	1,631	2,641
Borrowings under line of credit	14,151	11,890
Total liabilities	46,883	46,101

Commitments and contingencies (note 16)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
16,903,157 shares issued and 10,290,935 shares outstanding at January 1, 2022 and 16,224,191 shares issued and 11,542,880 shares outstanding at January 2, 2021	845	811
Stock subscription receivable	-	(420)
Additional paid-in capital	111,068	109,588
Accumulated other comprehensive loss	(2,699)	(2,550)
Accumulated deficit	(56,985)	(67,974)
Treasury stock (6,612,222 shares at January 1, 2022 and 4,681,311 at January 2, 2021) at cost	(26,260)	(17,217)
Stockholders’ equity	25,969	22,238

Total liabilities and stockholders’ equity	$72,852	$68,339

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except per share amounts, unless otherwise indicated)

	January 1, 2022	January 2, 2021

Revenues	$203,875	$150,409
Cost of services	150,751	111,554
Gross profit	53,124	38,855

Operating costs and expenses
Selling, general and administrative	42,019	37,791
Depreciation and amortization of property and equipment	1,007	1,065
Amortization of acquired intangible assets	95	321
Write-off of receivables and professional fees incurred related to arbitration	-	8,397
Impairment of right of use assets and related costs	-	2,231
Gain on sale of assets	(2,420)	-
Remeasurement of acquisition-related contingent consideration	(1,713)	-
Operating costs and expenses	38,988	49,805

Operating income (loss)	14,136	(10,950)

Other expense (income)
Interest expense and other, net	365	778
Change in fair value of contingent consideration	52	145
Loss (gain) on foreign currency transactions	(195)	184
Other expense, net	222	1,107

Income (loss) before income taxes	13,914	(12,057)
Income tax expense (benefit)	2,925	(3,188)

Net income (loss)	$10,989	$(8,869)

Basic net earnings (loss) per share	$1.00	$(0.73)
Diluted net earnings (loss) per share	$0.95	$(0.73)

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Fiscal Years Ended January 1, 2022 and January 2, 2021 (Dollars in thousands unless otherwise indicated)

	January 1,	January 2,
	2022	2021

Net income (loss)	$10,989	$(8,869)
Other comprehensive (loss) income	(149)	198
Total comprehensive income (loss)	$10,840	$(8,671)

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Amounts in thousands, except share amounts, unless otherwise indicated)

	Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount					Shares	Amount

Balance, December 28, 2019	15,826,891	$791	-	$108,452	$(2,748)	$(59,105)	2,823,172	$(14,987)	$32,403
			-
Issuance of stock under employee stock purchase plan	117,983	6	-	202	-	-	-	-	208
Stock subscription receivable	-	-	(420)	420	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	198	-	-	-	198
Share-based compensation expense	-	-	-	528	-	-	-	-	528
Issuance of stock upon vesting of restricted share awards	279,317	14	-	(14)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	1,858,139	(2,230)	(2,230)
Net loss	-	-	-	-	-	(8,869)	-	-	(8,869)

Balance, January 2, 2021	16,224,191	$811	$(420)	$109,588	$(2,550)	$(67,974)	4,681,311	$(17,217)	$22,238

Issuance of stock under employee stock purchase plan	101,784	5	-	131	-	-	-	-	136
Stock subscription receivable	250,000	13	420	(13)	-	-	-	-	420
Foreign currency translation adjustment	-	-	-	-	(149)	-	-	-	(149)
Share-based compensation expense	-	-	-	1,358	-	-	-	-	1,358
Issuance of stock upon vesting of restricted share awards	327,182	16	-	(16)	-	-	-	-	-
Effect of excess tax deduction over book expense associated with exercise of equity awards	-	-	-	20	-	-	-	-	20
Purchase of treasury stock	-	-	-	-	-	-	1,930,911	$(9,043)	(9,043)
Net income	-	-	-	-	-	10,989	-	-	10,989

Balance, January 1, 2022	16,903,157	$845	$-	$111,068	$(2,699)	$(56,985)	6,612,222	$(26,260)	$25,969

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Fiscal Years Ended January 1, 2022 and January 2, 2021 (Dollars in thousands unless otherwise indicated)

	January 1, 2022	January 2, 2021
Cash flows from operating activities:
Net income (loss)	$10,989	$(8,869)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,102	1,386
Gain on sale of assets	(2,420)	-
Remeasurement of acquisition-related contingent consideration	(1,713)	-
Impairment of right of use assets and related costs	-	2,231
Change in fair value of contingent consideration	52	145
Share-based compensation expense	1,358	1,108
Effect of excess tax deduction on equity awards	20	-
Provision for losses on accounts receivable	(208)	7,911
Deferred income tax expense (benefit)	2,542	(3,712)
Amortization of right of use assets	1,057	1,490
Changes in assets and liabilities:
Accounts receivable	(14,710)	15,947
Net of transit accounts receivable and payable	(1,317)	2,757
Prepaid expenses and other current assets	1,838	(162)
Accounts payable and accrued expenses	1,518	1,587
Accrued payroll and related costs	149	4,557
Right of use liabilities	(1,919)	(1,529)
Income taxes payable	(436)	304
Deferred revenue	3,020	52
Deposits	(7)	41
Total adjustments	(10,074)	34,113
Net cash provided by operating activities	915	25,244

Cash flows from investing activities:
Property and equipment acquired	(568)	(460)
Proceeds from sale of assets	6,859	-
Net cash provided by (used in) investing activities	6,291	(460)

Cash flows from financing activities:
Borrowings under line of credit	110,481	73,238
Repayments under line of credit	(108,220)	(96,109)
Issuance of stock for employee stock purchase plan	137	208
Changes in finance lease obligations	(415)	(394)
Contingent consideration paid	(494)	(345)
Common stock repurchase	(9,043)	(2,230)
Net cash used in financing activities	(7,554)	(25,632)
Effect of exchange rate changes on cash and cash equivalents	(151)	(265)
Decrease in cash and cash equivalents	(499)	(1,113)
Cash and cash equivalents at beginning of period	734	1,847

Cash and cash equivalents at end of period	$235	$734

Supplemental cash flow information:
Cash paid for:
Interest	$417	$1,026
Income taxes	$1,010	$264

Non-cash financing activities:
Issuance of accrued share-based compensation	$580	$492
ROU assets obtained in exchange for lease obligations	$1,832	$258

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

RCM Technologies, Inc. (the “Company” or “RCM”) is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced engineering, life sciences and information technology services.  Additionally, the Company provides specialty health care staffing services through its Specialty Health Care Services group.  RCM’s offices are primarily located in major metropolitan centers throughout North America.

The consolidated financial statements are comprised of the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers its holdings of highly liquid money-market instruments and certificates of deposits to be cash equivalents if the securities mature within 90 days from the date of acquisition.  These investments are carried at cost, which approximates fair value.  The Company’s cash balances are maintained in accounts held by major banks and financial institutions.  The majority of these balances may exceed federally insured amounts.  The Company held $21 and $42 of cash and cash equivalents in Canadian banks as of January 1, 2022 and January 2, 2021, respectively, which was held principally in Canadian dollars.  The Company held $169 and $246 of cash and cash equivalents in Serbian banks as of January 1, 2022 and January 2, 2021, respectively, which was held in various currencies.

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

Fiscal Years Ended January 1, 2022 and January 2, 2021

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

Fiscal Years Ended January 1, 2022 and January 2, 2021

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

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with FASB ASC 350 “Intangibles - Goodwill and Other.”  The Company tests goodwill for impairment on an annual basis as of the last day of the Company’s fiscal December each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company has three reporting units.  The Company uses a market-based approach to determine the fair value of the reporting units.  This approach uses earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as measures of fair value of our reporting units. The Company adopted Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” effective January 2, 2021 which has eliminated Step 2 from the goodwill impairment test. Under this update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. To satisfy the “Step 0 Test”, the Company reviewed industry and market conditions, reporting unit specific events as well as overall financial performance and found no impairment of goodwill.

The Company did not record a goodwill impairment charge in fiscal years ended January 1, 2022 and January 2, 2021.  There can be no assurance that future indicators of impairment and tests of goodwill impairment will not result in an impairment charge.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

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

Software

In accordance with FASB ASC 350-40 “Accounting for Internal Use Software,” certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During the fiscal years ended January 1, 2022 and January 2, 2021, the Company capitalized $1,256 and $305, respectively, for software costs.  The net balance after accumulated depreciation for all software costs capitalized as of January 1, 2022 and January 2, 2021 was $1,350 and $1,389, respectively.

Income Taxes

The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings.  These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. The Company evaluated the deferred tax assets and determined on the basis of objective factors that the net assets will be realized through future years’ taxable income.  In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.  The Company did not have any valuation allowance as of January 1, 2022 or January 2, 2021.

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

Fiscal Years Ended January 1, 2022 and January 2, 2021

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

The Company derives its revenue from several sources.  The Company’s Engineering Services and Life Sciences and Information Technology segments perform consulting and project solution services.  The Healthcare segment specializes in long-term and short-term staffing and placement services to hospitals, schools and long-term care facilities amongst others.  All of the Company’s segments perform staff augmentation services and derive revenue from permanent placement fees. The majority of the Company’s revenue is invoiced on a time and materials basis.

The following table presents our revenues disaggregated by revenue source for the fifty-two week period ended January 1, 2022 and the fifty-three week period ended January 2, 2021:

	January 1, 2022	January 2, 2021
Engineering:
Time and Material	$45,035	$43,359
Fixed Fee	21,070	14,145
Permanent Placement Services	67	211
Total Engineering	$66,172	$57,715

Specialty Health Care:
Time and Material	$97,363	$59,692
Permanent Placement Services	1,132	789
Total Specialty Health Care	$98,495	$60,481

Life Sciences and Information Technology:
Time and Material	$38,571	$31,723
Permanent Placement Services	637	490
Total Life Sciences and Information Technology	$39,208	$32,213
	$203,875	$150,409

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

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

Permanent Placement Services

The Company earns permanent placement fees from providing permanent placement services.  These fees are typically based on a percentage of the compensation paid to the person placed with the Company’s client.  The Company guarantees its permanent placements on a prorated basis for 90 days.  In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate.  In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client.  An allowance for refunds, based upon the Company’s historical experience, is recorded in the financial statements. Permanent placement revenue was $1.8 million for the fiscal year ended January 1, 2022 and $1.5 million for the fiscal year ended January 2, 2021.

The deferred revenue balance as of January 1, 2022 and January 2, 2021 was $3.4 million and $0.4 million, respectively. These amounts are included in accounts payable and accrued expense in the accompanying consolidated balance sheets at that date.  Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence.  In each of the fifty-two week period ended January 1, 2022 and the fifty-three week period ended January 2, 2021, the Company recognized revenue of $0.4 million that was included in deferred revenue at the beginning of the period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Transit Receivables and Transit Payables

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $1.0 million and related transit accounts payable was $2.1 million, for a net payable of $1.1 million, as of January 1, 2022. The transit accounts receivable was $2.5 million and related transit accounts payable was $4.9 million, for a net payable of $2.4 million, as of January 2, 2021.

Concentration

During the fiscal year ended January 1, 2022, no client accounted for 10% or more of total revenues.  As of January 1, 2022, the following clients represented more than 10.0% of the Company’s accounts receivable, net: Ginkgo Bioworks was 15.3% and Hawaii Department of Education was 14.2%.  No other customer accounted for 10% or more of the Company’s accounts receivable, net. The Company’s five, ten and twenty largest customers accounted for approximately 35.8%, 52.5% and 65.1%, respectively, of the Company’s revenues for the fiscal year ended January 1, 2022.

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

Fiscal Years Ended January 1, 2022 and January 2, 2021

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

Share - Based Compensation

The Company recognizes share-based compensation over the vesting period of an award based on fair value at the grant date determined using the Black-Scholes option pricing model.  Certain assumptions are used to determine the fair value of stock-based payment awards on the date of grant and require subjective judgment.  Because employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the employee stock options.  Management assesses the assumptions and methodologies used to calculate estimated fair value of stock-based compensation when share-based awards are granted.  Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination.  If an employee leaves the firm before the vesting period has been met, those shares are forfeited and removed from the share – based compensation expense calculation. See Note 11 for additional share-based compensation information.

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

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $914 and $800 for the fiscal years ended January 1, 2022 and January 2, 2021, respectively.

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

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  The fiscal year ended January 1, 2022 (fiscal 2021) was a 52-week reporting year.  The fiscal year ended January 2, 2021 (fiscal 2020) was a 53-week reporting year.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

4.     ACCOUNTS RECEIVABLE, TRANSIT ACCOUNTS RECEIVABLE AND TRANSIT ACCOUNTS PAYABLE

The Company’s accounts receivable are comprised as follows:

	January 1, 2022	January 2, 2021
Billed	$37,396	$25,926
Accrued and unbilled	10,231	8,219
Work-in-progress	1,810	3,612
Allowance for sales discounts and doubtful accounts	(1,197)	(1,750)

Accounts receivable, net	$48,240	$36,007

Unbilled receivables primarily represent revenue earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-progress primarily represents revenue earned under contracts which the Company contractually invoices at future dates.

5.     PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	January 1, 2022	January 2, 2021
Computers and systems	$4,133	$4,686
Equipment and furniture	86	264
Leasehold improvements	159	236
	4,378	5,185

Less: accumulated depreciation and amortization	2,439	3,107

Property and equipment, net	$1,939	$2,078

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $1,671 and $1,529 during the fiscal years ended January 1, 2022 and January 2, 2021, respectively.  In addition, $713 of assets not fully depreciated were included in the sale of the Canadian Power Systems business.  For the fiscal years ended January 1, 2022 and January 2, 2021, depreciation and amortization expense for property and equipment was $1,007 and $1,065, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

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

Future Contingent Payments

As of January 1, 2022, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at January 1, 2022 as follows:

Fiscal Year Ending	Total
December 31, 2022	$103
December 30, 2023	600
Estimated future contingent consideration payments	$703

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates. In the fourth quarter of 2021, the Company remeasured the value of its contingent consideration. The primary driver for remeasuring the contingent consideration was the performance by Thermal Kinetics Engineering (“TKE”) acquired by RCM in 2018.  TKE had very high yearly EBIT targets to achieve earn-out consideration.  TKE performed quite well but two factors contributed to TKE not hitting its targets.  The first was the COVID-19 pandemic which overlapped earn-out years 2 and 3.  TKE had numerous projects in its pipeline that were delayed or eliminated by prospective clients.   The second factor relates to a specific client in earn-out year 2.  This client experienced some problems with the product output, TKE agreed to fix the equipment to keep a valued client happy, thus the additional cost caused TKE to miss its earn-out target.  Based on these factors, the Company decided to amend its asset purchase agreement with TKE to a total of $0.7 million. Potential future contingent payments to be made to all active acquisitions after January 1, 2022 are capped at a cumulative maximum of $0.7 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of January 1, 2022.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

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

In the fourth quarter of 2021, the Company remeasured the value of its contingent consideration. The primary driver for remeasuring the contingent consideration was the performance by Thermal Kinetics Engineering (“TKE”) acquired by RCM in 2018.  This remeasurement lead to a $1.7M reduction to the contingent consideration liability.  TKE had very high yearly EBIT targets to achieve earn-out consideration.  TKE performed quite well but two factors contributed to TKE not hitting its targets.  The first was the COVID-19 pandemic which overlapped earn-out years 2 and 3.  TKE had numerous projects in its pipeline that were delayed or eliminated by prospective clients.   The second factor relates to a specific client in earn-out year 2.  This client experienced some problems with the product output, TKE agreed to fix the equipment to keep a valued client happy, thus the additional cost caused TKE to miss its earn-out target.  Based on these factors, the Company decided to amend its asset purchase agreement with TKE.

The Company paid contingent consideration of $0.5 million and $0.3 million during the fifty-two week period ended January 1, 2022 and the fifty-three week period ended January 2, 2021, respectively.

The changes in the liability for contingent consideration from acquisitions for the fifty-two week period ended January 1, 2022 and the fifty-three week period ended January 2, 2021 are as follows:

Balance as of December 28, 2019	$3,058

Contingent payments made	(345)
Changes in fair value of contingent payments	145

Balance as of January 2, 2021	$2,858

Contingent payments made	(494)
Changes in fair value of contingent consideration	52
Remeasurement of contingent consideration	(1,713)

Balance as of January 1, 2022	$703

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.     ACQUISITIONS (CONTINUED)

Sale of Assets

On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada. The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. The Company will continue to offer other engineering services in Canada and similar services in the United States.  The Company evaluated this transaction under ASC 205-20, discontinued operations and determined it did not meet the requirements to be treated as such.  For the fifty-two week period ended January 1, 2022 and fifty-three week period ended January 2, 2021, these two offices generated revenue of $4.9 million and $11.8 million, respectively.  The Company recorded a gain on the sale of these net assets of $2.4 million.  The purchase agreement provides for a typical indemnity escrow held by an independent escrow agent in the amount of $0.8 million. The escrow has not been recognized in the Company’s financial statements, as the Company does not control the escrow. Provided there are no asserted indemnity claims, the Company expects to receive the $0.8 million about 18 months from the purchase date.

7.     GOODWILL

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  During the fifty-two week period ended January 1, 2022, the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic.  While COVID-19 has negatively impacted the Company and may continue to negatively impact the Company in the future, the Company did not conclude in such review that this negative impact is permanent.  The Company reviewed industry and market conditions, reporting unit specific events as well as overall financial performance and determined that no indicators of impairment of goodwill existed during the fifty-two week period ended January 1, 2022 and fifty-three week period ended January 2, 2021.  As such, no impairment loss on the Company’s goodwill during the fifty-two week period ended January 1, 2022 or the fifty-three week period ended January 2, 2021 was recorded as a result of such review.

The changes in the carrying amount of goodwill for the fifty-two week period ended January 1, 2022 and the fifty-three week period ended January 2, 2021 are as follows:

	Engineering	Specialty Health Care	Information Technology	Total
Balance as of December 28, 2019	$11,918	$2,398	$2,038	$16,354

No change in fiscal 2020	-	-	-	-

Balance as of January 2, 2021	$11,918	$2,398	$2,038	$16,354

No change in fiscal 2021	-	-	-	-

Balance as of January 1, 2022	$11,918	$2,398	$2,038	$16,354

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

8.     INTANGIBLE ASSETS

The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the Company determines that it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value.  Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.  The Company’s intangible assets consist of customer relationships and non-compete agreements.  During the fifty-two week period ended January 1, 2022, the Company reviewed the carrying value of its intangible assets due to the events and circumstances surrounding the COVID-19 pandemic. While COVID-19 has negatively impacted the Company and may continue to negatively impact the Company in the future, the Company did not conclude in such review that this negative impact is permanent. As such, no impairment loss on the Company’s intangible assets during the fifty-two week period ended January 1, 2022 and the fifty-three week period ended January 2, 2021 was recorded as a result of such review.

All of the Company’s intangible assets are associated with the Engineering segment.  Intangible assets other than goodwill are amortized over their useful lives.  Intangible assets are carried at cost, less accumulated amortization.

Details of intangible assets by class at January 1, 2022 and January 2, 2021:

	January 1, 2022	January 2, 2021
Restricted covenants	$-	$12
Customer relationships	-	83

Total intangible assets	$-	$95

Amortization of acquired intangible assets for the fifty-two week period ended January 1, 2022 and the fifty-three week period ended January 2, 2021 was $95 and $321, respectively. The remaining intangible asset balance will be amortized during fiscal 2021.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

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

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  At the option of Citizens Bank, LIBOR can be replaced with SOFR (Secured Overnight Financing Rate). The LIBOR alternative is being phased out in 2022.  Citizens Bank has not indicated when this switch will occur, but in any event, the Company does not believe there will be any material impact on its borrowing rate. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the fifty-two week period ended January 1, 2022 and fifty-three week period ended January 2, 2021 were 2.0% and 2.7%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts on the Company’s ability to borrow in order to pay dividends.  As of January 1, 2022, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended).  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of January 1, 2022 and January 2, 2021 were $14.2 million and $11.9 million, respectively.  At both January 1, 2022 and January 2, 2021, there were letters of credit outstanding for $1.9 million. At January 1, 2022, the Company had availability for additional borrowings under the Revolving Credit Facility of $28.9 million.

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

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

10.  PER SHARE DATA

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share.  The number of weighted-average shares used to calculate basic and diluted earnings per share for the fiscal years ended January 1, 2022 and January 2, 2021 was determined as follows:

	Fiscal Years Ended
	January 1, 2022	January 2, 2021
Basic weighted average shares outstanding	11,035,361	12,152,042
Dilutive effect of outstanding restricted share awards	589,740	-

Weighted average dilutive shares outstanding	11,625,101	12,152,042

Because the year ended January 2, 2021 recorded a net loss, the otherwise dilutive effect of 46,873 outstanding restricted share awards has not been included in the weighted average diluted shares outstanding.  For the years ended January 1, 2022 and January 2, 2021, there were no anti-dilutive shares included in the calculation of common stock equivalents.

Unissued shares of common stock were reserved for the following purposes:

	January 1, 2022	January 2, 2021
Time-based restricted stock awards outstanding	420,628	459,805
Unvested subscription restricted share awards	-	250,000
Performance-based restricted stock awards outstanding	125,000	-
Future grants of options or shares	107,924	520,929
Shares reserved for employee stock purchase plan	448,110	149,894

Total	1,101,662	1,380,628

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.  SHARE BASED COMPENSATION

At January 1, 2022, the Company had two share-based employee compensation plans. The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards typically vest over periods ranging from one to three years and expire within 10 years of issuance.  The Company may also issue immediately vested equity awards.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method.  The Company expenses performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest or forfeited.

Share-based compensation expense of $1,358 and $1,108 was recognized for the fiscal years ended January 1, 2022 and January 2, 2021, respectively.  Fiscal year ended January 2, 2021 did not include any expense associated with performance-based awards.  As of January 1, 2022, there were 125,000 performance-based restricted stock units outstanding.

As of January 1, 2022, the Company had $0.7 million of total unrecognized compensation cost related to all time-based non-vested share-based awards outstanding. The Company expects to recognize this expense over approximately two years.  These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

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

As of January 1, 2022, under the 2014 Plan, 420,628 time-based shares were outstanding, there were 125,000 performance-based restricted stock units outstanding and 107,924 shares were available for awards thereunder.

The market value of equity grants for the fifty-two week period ended January 1, 2022 and the fifty-three week period ended January 2, 2021 was $2.9 million and $1.5 million respectively.  These amounts are based on the equity price on the last trading day in the period presented.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions. During the fiscal years ended January 1, 2022 and January 2, 2021, there were 101,784 and 117,983 shares issued under the Purchase Plan for net proceeds of $137 and $208, respectively.  As of January 1, 2022, there were 448,110 shares available for issuance under the Purchase Plan.  Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the fiscal years ended January 1, 2022 and January 2, 2021 was $134 and $44, respectively.

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

Time-Based Restricted Stock Awards / Stock Subscription Receivable

From time-to-time the Company issues time-based restricted stock awards.  These time-based restricted stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s restricted stock award fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.  As of January 1, 2022, there were no accrued dividends.  Dividends for time-based restricted stock awards that ultimately do not vest are forfeited.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.  SHARE BASED COMPENSATION (CONTINUED)

Time-Based Restricted Stock Awards / Stock Subscription Receivable (Continued)

The following summarizes the activity in the time-based restricted stock awards under the 2014 Plan during the fifty-two week period ended January 1, 2022:

	Number of Time-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 2, 2021	709,805	$1.92
Granted	163,005	$3.81
Vested	(452,182)	$1.89
Forfeited or expired	-	-
Outstanding non-vested at January 1, 2022	420,628	$2.69

Based on the closing price of the Company’s common stock of $7.12 per share on December 31, 2021 (the last trading day prior to January 1, 2022), the intrinsic value of the time-based non-vested restricted stock units at January 1, 2022 was approximately $3.0 million.  As of January 1, 2022, there was approximately $0.7 million of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock units through fiscal 2024.

In December 2020, the Company granted members of senior management one-time restricted stock awards of an aggregate of 250,000 shares in exchange for a stock subscription receivable. The shares were acquired by senior management through repayment of the stock subscription receivable from equal biweekly salary reductions over twelve months beginning in January 2021 and ending in December 2021.

During the fifty-two week period ended January 1, 2022, the Company awarded 125,000 immediately vested share awards at an average price of $2.17.  During fiscal 2020, the Company awarded 100,092 immediately vested share awards at an average price of $1.33.

Performance-Based Restricted Stock Awards

From time-to-time the Company issues performance-based restricted stock units to its executives.  Performance-based restricted stock units are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee. These performance-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period on any stock awards that actually vest, if any.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.  As of January 1, 2022, there were no accrued dividends for performance-based restricted stock units.  Dividends for performance-based restricted stock units that ultimately do not vest are forfeited.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.  SHARE BASED COMPENSATION (CONTINUED)

To date, the Company has issued performance-based restricted stock units only under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during the fifty-two week period ended January 1, 2022:

	Number of Performance-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 2, 2021	-	-
Granted	125,000	$3.26
Vested	-	-
Forfeited or expired	-	-
Outstanding non-vested at January 1, 2022	125,000	$3.26

As of January 1, 2022, there were 125,000 performance-based restricted stock units outstanding. The Company assesses at each reporting date whether achievement of any performance condition is probable and recognizes the expense when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period. If at a later measurement date the Company determines that performance-based restricted stock awards deemed as likely to vest are deemed as unlikely to vest, the expense recognized will be reversed.

The Company has estimated as of January 1, 2022 that the 125,000 performance-based stock units will be earned in fiscal 2021. The total expense recorded for the 125,000 performance-based stock units earned is $271.

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2019	391,725	$4.36
Granted – time-based vesting	719,805	$1.88
Granted – performance-based vesting	-	-
Vested	(179,225)	$3.78
Forfeited or expired	(222,500)	$4.55
Outstanding non-vested at January 2, 2021	709,805	$1.92
Granted – time-based vesting	163,005	$3.81
Granted – performance-based vesting	125,000	$3.26
Vested	(452,182)	$1.89
Forfeited or expired	-	-
Outstanding non-vested at January 1, 2022	545,628	$2.82

Based on the closing price of the Company’s common stock of $7.12 per share on December 31, 2021, the intrinsic value of all outstanding unvested equity awards at January 1, 2022 was $3.9 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

12.  TREASURY STOCK TRANSACTIONS

On January 13, 2021, the Company’s Board of Directors authorized a program to repurchase shares of the Company’s common stock constituting, in the aggregate, up to an amount not to exceed $7.5 million.  All of these repurchases are conducted under the safe harbor from liability under certain market manipulation rules provided by Rule 10b-18 under the Securities Exchange act of 1934, as amended. On November 12, 2021, the Company’s Board of Directors further increased the total amount available to repurchase shares up to an amount not to exceed $19.1 million (including the initial $7.5 million authorized), consistent with the maximum limitation set forth by the Company’s revolving line of credit. The program is designed to provide the Company with enhanced flexibility over the long term to optimize its capital structure. Shares of the common stock may be repurchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time at the discretion of the Company.

During the fifty-two week period ended January 1, 2022, the Company purchased 1,930,911 shares at an average price of $4.68 per share.  As of January 1, 2022, the Company has $10.1 million available for future treasury stock purchases.

On June 2, 2020, the Company entered into a stock purchase agreement with certain stockholders of the Company, whereby the Company purchased an aggregate of 1,858,139 shares of the Company’s common stock for a negotiated purchase price of $1.20 per share or $2.2 million in total. The negotiated price of $1.20 per share was less than the lowest trading price of the stock on the day of the repurchase.  The consideration paid by the Company consisted entirely of an unsecured subordinated promissory note for $2.2 million. The note accrued interest at an annual rate of 9.0%, compounded annually, payable quarterly in arrears commencing on September 1, 2020 and continuing on each December 1, March 1, June 1 and September 1 thereafter, and initially had a maturity date of August 10, 2023. On September 25, 2020, the Company repaid the subordinated promissory note in the amount of $2.2 million.  The shares repurchased on June 2, 2020 were not purchased under a stock repurchase plan.

13.  NEW ACCOUNTING STANDARDS

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

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.  SEGMENT INFORMATION

The Company follows ASC280, “Segment Reporting,” which establishes standards for companies to report information about operating segments, geographic areas and major customers. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Consolidated Financial Statements).

Segment operating income (loss) includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Fiscal Year Ended January 1, 2022	Engineering	Specialty Health Care	Information Technology	Corporate	Total

Revenue	$66,172	$98,495	$39,208	$-	$203,875

Cost of services	50,109	73,177	27,465	-	150,751

Gross profit	16,063	25,318	11,743	-	53,124

Selling, general and administrative	14,210	19,490	8,319	-	42,019

Depreciation and amortization of property and equipment	521	373	113	-	1,007

Amortization of acquired intangible assets	95	-	-	-	95

Remeasurement of acquisition-related contingent consideration	(1,713)	-	-	-	(1,713)

Gain on sale of assets	(2,420)	-	-	-	(2,420)

Operating income (loss)	$5,370	$5,455	$3,331	$-	$14,136

Total assets as of January 1, 2022	$28,343	$32,809	$8,676	$3,024	$72,852
Capital expenditures	$481	$563	$173	$359	$1,576

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.  SEGMENT INFORMATION (CONTINUED)

Fiscal Year Ended January 2, 2021	Engineering	Specialty Health Care	Information Technology	Corporate	Total

Revenue	$57,715	$60,481	$32,213	$-	$150,409

Cost of services	41,227	47,116	23,211	-	111,554

Gross profit	16,488	13,365	9,002	-	38,855

Selling, general and administrative	13,021	15,601	9,169	-	37,791

Depreciation and amortization of property and equipment	638	319	108	-	1,065

Amortization of acquired intangible assets	321	-	-	-	321

Write-off of receivables and professional fees incurred related to arbitration	8,397	-	-	-	8,397

Impairment of right of use assets and related costs	-	-	-	2,231	2,231

Operating income (loss)	$(5,889)	$(2,555)	$(275)	$(2,231)	$(10,950)

Total assets as of January 2, 2021	$33,782	$19,141	$7,498	$7,918	$68,339
Capital expenditures	$26	$36	$48	$350	$460

The Company derives a majority of its revenue from offices in the United States. Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenues by geographic area for the fiscal years ended January 1, 2022 and January 2, 2021 are as follows:

	Fiscal Year Ended
	January 1,	January 2,
	2022	2021
Revenues
United States	$186,169	$126,238
Canada	9,578	15,310
Puerto Rico	5,237	5,702
Serbia	2,891	3,159
	$203,875	$150,409

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.  SEGMENT INFORMATION (CONTINUED)

Total assets by geographic area as of the reported periods are as follows:

	Fiscal Year Ended
	January 1,	January 2,
	2022	2021
Total Assets
United States	$67,296	$56,308
Canada	1,327	7,067
Puerto Rico	963	1,483
Serbia	3,266	3,481
	$72,852	$68,339

15.  INCOME TAXES

Generally, the Company’s relative income or loss generated in each of its jurisdictions can materially impact the consolidated effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income, versus United States pretax income.  The consolidated effective income tax rate for fiscal 2021 was 21.0% as compared to 26.4% for the comparable prior year period.  The Company’s United States Federal statutory tax rate for the fifty-two week period ended January 1, 2022 and the comparable prior year period, before any adjustments, was 21.0%.  The income tax provisions reconciled to the tax computed at the United States Federal statutory rate for both fiscal 2021 and 2020 are as follows:

	January 1, 2022	January 2, 2021
Federal statutory rate	21.0%	21.0%
Tax expense on taxable (loss) income at federal statutory rate	$2,922	$(2,532)
State and Puerto Rico income taxes, net of Federal income tax benefit	519	(535)
Permanent differences domestic	(114)	154
Permanent differences foreign	(657)	-
Remeasurement of contingent consideration	(359)	-
Intangible asset deferred tax liability true-up	491	-
Foreign income tax rates	89	(21)
Adjustments to prior year federal taxes	46	(53)
Other	(12)	(201)
Total income tax expense	$2,925	$(3,188)

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.  INCOME TAXES (CONTINUED)

The components of income tax expense are as follows:

	Fiscal Years Ended
	January 1, 2022	January 2, 2021
Current
Federal	$47	$(32)
State and local	45	174
Foreign	292	382
	384	524

Deferred
Federal	2,152	(2,844)
State	612	(851)
Foreign	(223)	(17)
	2,541	(3,755)
Total	$2,925	$(3,188)

The components of earnings before income taxes by United States and foreign jurisdictions were as follows:

	Fiscal Years Ended
	January 1, 2022	January 2, 2021
United States	$10,880	$(13,898)
Foreign jurisdictions	3,034	1,841
	$13,914	$(12,057)

A reconciliation of the unrecognized tax benefits for the year January 1, 2022:

Unrecognized Tax Benefits
Balance as of December 28, 2019
Gross increases: tax positions in prior period	$-
Gross increases: tax positions in current period	$-
Balance as of January 2, 2021	$-
Gross increases: tax positions in prior period	$-
Gross increases: tax positions in current period	$1,196

Balance as of January 1, 2022	$1,196

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

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.  INCOME TAXES (CONTINUED)

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes and records such amounts to interest expense.  The Company recorded no expense for penalties or interest in the fiscal years ended January 1, 2022 and January 2, 2021.

At January 1, 2022 and January 2, 2021, deferred tax assets and liabilities consist of the following:

	January 1, 2022	January 2, 2021
Deferred tax assets:
Allowance for doubtful accounts	$297	$455
Federal and state net operating loss carryforward	1,153	2,634
Reserves and accruals	800	881
Lease liability	844	1,174
Other	314	318
Total deferred tax assets	3,408	5,462

Deferred tax liabilities:
Acquisition amortization, net	(1,428)	(716)
Prepaid expense deferral	(552)	(602)
Bonus depreciation to be reversed	(392)	(280)
Right of use assets	(501)	(564)
Canada deferred tax liability, net	(142)	(365)
Total deferred tax liabilities	(3,015)	(2,527)
Total deferred tax assets (liabilities), net	$393	$2,935

The Company has gross net operating losses of $2.9 million and $8.6 million to be applied to the net income of future federal and state tax returns, respectively. The principal amount of the federal net operating loss has an unlimited life. The Company conducts business in many states. Net operating losses in these states expire at differing periods but the majority of these expire from 2038 through 2040.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Puerto Rico and Serbia. The Company and its subsidiaries file a consolidated United States Federal income tax return and file in various states. The Company’s federal income tax returns have been examined through 2017. The Company has no open federal audits as of January 1, 2022. The Company is no longer subject to audits by state and local tax authorities for tax years prior to 2018. The Company is no longer subject to audit in Canada for the tax years prior to tax year 2017.  The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2011.  The Company has no open state audits as of January 1, 2022.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

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

As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. From time to time, the Company must estimate the potential loss even though the party adverse to the Company has not asserted any specific amounts.  Significant judgment is required to determine both probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. Once established, a provision may change in the future due to new developments or changes in circumstances and could increase or decrease the Company’s earnings in the period that the changes are made.

The Company is exposed to various asserted claims as of January 1, 2022, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of January 1, 2022, the Company has accrued $2.9 million for asserted claims.  Included in the January 1, 2022 accrual of $2.9 million, the Company has reserved $1.6 million for the settlement of a class-action suit in California that alleges the Company did not properly pay its travel nurses overtime wages. While the Company believes it did not violate any overtime wage laws, it decided to settle this class action lawsuit in December 2020.  The Company paid the $1.6 million settlement in early January 2022.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

17.  RETIREMENT PLANS

Profit Sharing Plans

The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees in the United States and other similar plans in Canada, Puerto Rico and Serbia (the “Retirement Plans”).  The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations.  The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the Retirement Plans.  Contributions to the Retirement Plans charged to operations by the Company for the fiscal years ended January 1, 2022 and January 2, 2021 were $721 and $217, respectively.

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

At January 1, 2021, in connection with the continuing developments from COVID-19, the Company reduced its leased office space as a result of its employees moving to a remote work environment.  The Company does not believe there is an opportunity to sublet any of the vacant office space due to the current commercial rental marketplace.  This decision and reduction in the use of the office spaces resulted in a right-of-use asset impairment of $1.9 million. This loss was determined by identifying the fair value of the impacted right-of-use assets as compared to the carrying value of the assets as of the measurement date, in accordance with Property, Plant and Equipment Topic of the FASB ASC.  The fair value of the right-of-use assets was based on the remaining term of each lease. In addition, the Company wrote off a total of $0.3 million in other office lease costs and obsolete equipment.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

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

The components of lease expense were as follows:

	Fifty-Two Week Period Ended January 1, 2022	Fifty-Three Week Period Ended January 2, 2021

Operating lease cost	$1,891	$2,524

Finance lease cost
Amortization of right of use assets	$401	$366
Interest on lease liabilities	9	10
Total finance lease cost	$410	$376

Supplemental Cash Flow information related to leases was as follows:

	Fifty-Two Week Period Ended January 1, 2022	Fifty-Three Week Period Ended January 2, 2021

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,957	$2,589
Operating cash flows from finance leases	$9	$7
Financing cash flows from finance leases	$415	$402

Right of use assets obtained in exchange for lease obligations
Operating leases	$830	$1,257
Finance leases	$1,002	$258

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.  COMMITMENTS (CONTINUED)

Leases (Continued)

Supplemental Balance Sheet information as of January 1, 2022 related to leases was as follows:

	Fifty-Two Week Period Ended January 1, 2022	Fifty-Three Week Period Ended January 2, 2021
Operating leases
Operating lease right of use assets	$1,877	$2,409

Operating right of use liability - current	$(1,502)	$(1,886)
Operating right of use liability - non-current	(1,631)	(2,641)
Total operating lease liabilities	$(3,133)	$(4,527)

Finance leases
Property and equipment - (right of use assets)	$1,367	$1,140
Accumulated depreciation	(375)	(746)
Property and equipment, net	$992	$394

Finance lease liability - current	$(437)	$(247)
Finance lease liability - non-current	(502)	(106)
Total finance lease liabilities	$(939)	$(353)

Weighted average remaining lease term
Operating leases	1.80 Years	2.03 Years
Finance leases	2.34 years	1.45 Years

Weighted average discount rate
Operating leases	3.32%	4.06%
Finance leases	1.15%	2.63%

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.  COMMITMENTS (CONTINUED)

Leases (Continued)

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2022	$1,579	$446
2023	1,097	337
2024	396	168
2025	133	-
Thereafter	50	-

Total lease payments	$3,255	$951
Less: imputed interest	(122)	(12)
Total	$3,133	$939

19.  RELATED PARTY TRANSACTIONS

There have been no related party transactions during the time periods presented.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 1, 2022 and January 2, 2021

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

The initial issuance of the Rights as a dividend had no financial accounting or reporting impact. The fair value of the Rights was nominal because the Rights were not exercisable when issued and no value is attributable to them. Additionally, the Rights did not meet the definition of a liability under generally accepted accounting principles in the United States and were therefore not accounted for as a long-term obligation.  Accordingly, the Rights Plan had no impact on the Company’s Consolidated Financial Statements.

The Rights expired in accordance with their terms on May 22, 2021 and the Rights Plan is no longer in effect.

21.  COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to present various health, business and other challenges throughout the United States. As a result, we have temporarily closed or reduced most of our office locations, with most of our workforce working from home, and have seen a reduction in customer demand. The duration and ultimate magnitude of the disruption remains uncertain. Therefore, we experienced a negative impact during fiscal 2020 and fiscal 2021, and this matter may continue to negatively impact our business, results of operations, and financial position throughout fiscal 2022 and possibly beyond, and the related financial impact cannot be reasonably estimated at this time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCM Technologies, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. and Subsidiaries (the “Company") as of January 1, 2022 and January 2, 2021, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended January 1, 2022 and January 2, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for the years ended January 1, 2022 and January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate

Realizability of deferred tax assets

Description of the Matter

As discussed in Note 15 to the financial statements, the Company had gross deferred tax assets of $3.4 million, of which $1.2 million related to net operating loss carryforwards as of January 1,  2022, and a gross deferred tax liability of $3.0 million. The assessment of the realizability of these deferred tax assets is based on the Company’s evaluation of available evidence to determine whether sufficient future taxable income will be generated to allow for the realization of such deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more than 50% likely of being realized.

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

Firm ID 324

April 4, 2022