Form 10-Q
period 2022-04-02
RCM TECHNOLOGIES, INC.
filed 2022-04-28
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

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

Common Stock, $0.05 par value, 10,134,763 shares outstanding as of April 28, 2022.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statement. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing service to the healthcare industry; the impact of and future effects of the COVlD-19 pandemic or other potential pandemics; having a significant portion of our condensed consolidated revenues contributed by a concentrated group of customer during the thirteen week periods ended April 2, 2022; credit and collection risks; our claim experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing, the healthcare industry, our workforce and the services that we provide, including state and local regulations pertaining to the taxability of our services and other labor-related matters such a minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 and Part II, Item 1A “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 2, 2022 and January 1, 2022

(In thousands, except share and per share amounts)

	April 2,	January 1,
	2022	2022
	(Unaudited)
Current assets:
Cash and cash equivalents	$859	$235
Accounts receivable, net	58,757	48,240
Transit accounts receivable	1,115	1,010
Prepaid expenses and other current assets	2,338	2,486
Total current assets	63,069	51,971

Property and equipment, net	1,919	1,939

Other assets:
Deposits	178	176
Deferred income taxes, net, domestic	482	535
Goodwill	16,354	16,354
Operating right of use asset	2,208	1,877
Total other assets	19,222	18,942

Total assets	$84,210	$72,852

Current liabilities:
Accounts payable and accrued expenses	$8,354	$9,306
Transit accounts payable	2,689	2,064
Accrued payroll and related costs	18,478	13,027
Finance lease payable	428	437
Income taxes payable	1,763	-
Operating right of use liability	1,343	1,502
Contingent consideration from acquisitions	103	103
Deferred revenue	2,496	3,418
Total current liabilities	35,654	29,857

Deferred income taxes, net, foreign	142	142
Finance lease payable	418	502
Contingent consideration from acquisitions	600	600
Operating right of use liability, net of current portion	1,907	1,631
Borrowings under line of credit	15,287	14,151
Total liabilities	54,008	46,883

Commitments and contingencies (note 15)	-	-

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;	-	-
no shares issued or outstanding
Common stock, $0.05 par value; 40,000,000 shares authorized;
17,115,290 shares issued and 10,096,588 shares outstanding at April 2, 2022 and 16,903,157 shares issued and 10,290,935 shares outstanding at January 1, 2022	856	845
Additional paid-in capital	111,586	111,068
Accumulated other comprehensive loss	(2,734)	(2,699)
Accumulated deficit	(50,465)	(56,985)
Treasury stock, 7,018,702 shares at April 2, 2022 and
6,612,222 shares at January 1, 2022, at cost	(29,041)	(26,260)
Stockholders’ equity	30,202	25,969

Total liabilities and stockholders’ equity	$84,210	$72,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Thirteen Week Periods Ended April 2, 2022 and April 3, 2021 (Unaudited) (In thousands, except per share amounts)

	Thirteen Week Periods Ended
	April 2, 2022	April 3, 2021

Revenue	$81,961	$44,549
Cost of services	58,541	33,699
Gross profit	23,420	10,850

Operating costs and expenses
Selling, general and administrative	14,147	9,129
Depreciation and amortization of property and equipment	238	266
Amortization of acquired intangible assets	-	80
Operating costs and expenses	14,385	9,475

Operating income	9,035	1,375

Other expense (income)
Interest expense and other, net	97	121
Change in fair value of contingent consideration	-	26
(Gain) loss on foreign currency transactions	(45)	(135)
Other expense, net	52	12

Income before income taxes	8,983	1,363
Income tax expense	2,463	356

Net income	$6,520	$1,007

Basic net earnings per share	$0.64	$0.09

Diluted net earnings per share	$0.62	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Thirteen Week Periods Ended April 2, 2022 and April 3, 2021 (Unaudited) (In thousands)

	Thirteen Week Periods Ended
	April 2, 2022	April 3, 2021

Net income	$6,520	$1,007
Other comprehensive loss	(35)	(111)
Comprehensive income	$6,485	$896

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Thirteen Week Periods Ended April 2, 2022 and April 3, 2021

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, January 1, 2022	16,903,157	$845	$111,068	$(2,699)	$(56,985)	6,612,222	$(26,260)	$25,969

Issuance of stock under employee stock purchase plan	37,133	2	124	-	-	-	-	126
Equity compensation expense from awards issued	-	-	403	-	-	-	-	403
Issuance of stock upon vesting of restricted share awards	175,000	9	(9)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	406,480	(2,781)	(2,781)
Foreign currency translation adjustment	-	-	-	(35)	-	-	-	(35)
Net income	-	-	-	-	6,520	-	-	6,520

Balance, April 2, 2022	17,115,290	$856	$111,586	$(2,734)	$(50,465)	7,018,702	$(29,041)	$30,202

	Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount					Shares	Amount

Balance, January 2, 2021	16,224,191	$811	$(420)	$109,588	$(2,550)	$(67,974)	4,681,311	$(17,217)	$22,238

Issuance of stock under employee stock purchase plan	53,906	3	-	58	-	-	-	-	61
Stock subscription receivable	57,696	3	97	(3)	-	-	-	-	97
Equity compensation expense from awards issued	-	-	-	545	-	-	-	-	545
Issuance of stock upon vesting of restricted share awards	175,000	9	-	(9)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	344,172	(911)	(911)
Foreign currency translation adjustment	-	-	-	-	(111)	-	-	-	(111)
Net income	-	-	-	-	-	1,007	-	-	1,007

Balance, April 3, 2021	16,510,793	$826	$(323)	$110,179	$(2,661)	$(66,967)	5,025,483	$(18,128)	$22,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Thirteen Week Periods Ended April 2, 2022 and April 3, 2021 (Unaudited) (In thousands)

	Thirteen Week Periods Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net income	$6,520	$1,007

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	238	346
Change in fair value of contingent consideration	-	26
Share-based compensation expense	403	362
Provision for losses on accounts receivable	(300)	(150)
Deferred income tax expense (benefit)	54	302
Amortization of right of use assets	(332)	291
Changes in assets and liabilities:
Accounts receivable	(10,214)	(9,125)
Prepaid expenses and other current assets	91	498
Net of transit accounts receivable and payable	521	(1,802)
Accounts payable and accrued expenses	(974)	47
Accrued payroll and related costs	5,440	17
Right of use liabilities	117	(511)
Income taxes payable	1,824	(85)
Deferred revenue	(922)	(335)
Deposits	2	-
Total adjustments	(4,052)	(10,119)
Net cash provided by (used in) operating activities	2,468	(9,112)

Cash flows from investing activities:
Property and equipment acquired	(217)	(47)
Net cash used in investing activities	(217)	(47)

Cash flows from financing activities:
Borrowings under line of credit	33,751	26,186
Repayments under line of credit	(32,615)	(16,046)
Issuance of stock for employee stock purchase plan	126	60
Changes in finance lease obligations	(93)	(74)
Common stock repurchase	(2,781)	(911)
Net cash provided by (used in) financing activities	(1,612)	9,215
Effect of exchange rate changes on cash and cash equivalents	(15)	(112)
Increase (decrease) in cash and cash equivalents	624	(56)
Cash and cash equivalents at beginning of period	235	734

Cash and cash equivalents at end of period	$859	$678

Supplemental cash flow information:
Cash paid for:
Interest	$67	$254
Income taxes	$575	$236

Non-cash financing activities:
Equity awards issued	$-	$380

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.    Basis of Presentation

The accompanying condensed consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from the Company’s audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended January 1, 2022 included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen week periods ended April 2, 2022 and April 3, 2021 are not necessarily indicative of results that may be expected for the full year or any future period.

Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31.  Both the current fiscal year ending December 31, 2022 (fiscal 2022) and the prior fiscal year ended January 1, 2022 (fiscal 2021) are 52-week reporting years.  The fiscal quarters for fiscal 2022 and fiscal 2021 align as follows:

Fiscal 2022 Quarters	Weeks	Fiscal 2021 Quarters	Weeks
April 2, 2022	Thirteen	April 3, 2021	Thirteen
July 2, 2022	Thirteen	July 3, 2021	Thirteen
October 1, 2022	Thirteen	October 2, 2021	Thirteen
December 31, 2022	Thirteen	January 1, 2022	Thirteen

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

The Company uses estimates to calculate an allowance for doubtful accounts on its accounts receivables, litigation, medical claims, vacation, goodwill impairment, if any, equity compensation, the tax rate applied and the valuation of certain assets and liability accounts.  In addition, the Company reviews its estimated costs to complete a contract and adjusts those costs when necessary. These estimates can be significant to the operating results and financial position of the Company.  The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information, including the potential future effects of COVID-19.  Management regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.

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

The following table presents our revenue disaggregated by revenue source for the thirteen week periods ended April 2, 2022 and April 3, 2021:

	Thirteen Week Periods Ended
	April 2, 2022	April 3, 2021
Engineering:
Time and Material	$12,949	$10,478
Fixed Fee	6,949	3,921
Permanent Placement Services	-	67
Total Engineering	19,898	14,466

Specialty Health Care:
Time and Material	52,023	20,933
Permanent Placement Services	161	204
Total Specialty Health Care	52,184	21,137

Life Sciences and Information Technology:
Time and Material	9,702	8,796
Permanent Placement Services	177	150
Total Life Sciences and Information Technology	$9,879	$8,946
	$81,961	$44,549

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

Fixed Fee

From time to time and predominantly in our Engineering segment, the Company will enter into contracts requiring the completion of specific deliverables.  The Company has master services agreements with many of its customers that broadly define terms and conditions. Actual services performed under fixed fee arrangements are typically delivered under purchase orders that more specifically define terms and conditions related to that fixed fee project. While these master services agreements can often span several years, the Company’s fixed fee purchase orders are typically performed over six to nine month periods.  In instances where project services are provided on a fixed-price basis, revenue is recorded in accordance with the terms of each contract.  In certain instances, revenue is invoiced at the time certain milestones are reached, as defined in the contract.  Revenue under these arrangements are recognized as the costs on these contracts are incurred.  From time-to-time, amounts paid in excess of revenue earned and recognized are recorded as deferred revenue, included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.  Additionally, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenue and billings to specified maximum amounts.  Provisions for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a specific deliverable and the work is not complete and the revenue is not recognized, the costs incurred are deferred as a prepaid asset.  The associated costs are expensed when the related revenue is recognized.

Permanent Placement Services

The Company earns permanent placement fees from providing permanent placement services.  These fees are typically based on a percentage of the compensation paid to the person placed with the Company’s client.

Deferred Revenue

There was $2.5 million of deferred revenue as of April 2, 2022.  Deferred revenue was $3.4 million as of January 1, 2022. Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet.  For the thirteen week period ended April 2, 2022, the Company recognized $0.9 million of deferred revenue recorded at the beginning of the period.  For the thirteen week period ended April 3, 2021, the Company recognized $0.3 million of deferred revenue recorded at the beginning of the period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

4.     Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised as follows:

	April 2, 2022	January 1, 2022
Billed	$44,339	$37,396
Accrued and unbilled	13,241	10,231
Work-in-progress	2,374	1,810
Allowance for sales discounts and doubtful accounts	(1,197)	(1,197)

Accounts receivable, net	$58,757	$48,240

Unbilled receivables primarily represent revenue earned whereby those services are ready to be billed as of the balance sheet ending date.  Work-in-progress primarily represents revenue earned under contracts which the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of FASB ASC 606 “Revenue from Contracts with Customers” and therefore recognizes revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency, the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable,” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $1.1 million and related transit accounts payable was $2.7 million, for a net payable of $1.6 million, as of April 2, 2022.  The transit accounts receivable was $1.0 million and related transit accounts payable was $2.1 million, for a net payable of $1.1 million, as of January 1, 2022.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

5.     Property and Equipment

Property and equipment are stated at cost and are depreciated on the straight-line method at rates calculated to provide for retirement of assets at the end of their estimated useful lives.  Computer hardware and software, and furniture and office equipment are typically depreciated over five years.  Leasehold improvements are amortized over the shorter of the estimated life of the asset or the lease term.

Property and equipment are comprised of the following:

	April 2, 2022	January 1, 2022
Computers and systems	$4,284	$4,133
Equipment and furniture	104	86
Leasehold improvements	159	159
	4,547	4,378

Less: accumulated depreciation and amortization	2,628	2,439

Property and equipment, net	$1,919	$1,939

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $49 and $451 during the thirteen week periods ended April 2, 2022 and April 3, 2021, respectively.  Depreciation and amortization expense of property and equipment for the thirteen week periods ended April 2, 2022 and April 3, 2021 was $238 and $266, respectively.

6.     Acquisitions and Divestitures

The Company has acquired numerous companies throughout its history and those acquisitions have generally included significant future contingent consideration. The Company gives no assurance that it will make acquisitions in the future or that if it does make acquisitions, such acquisitions will be successful.

Future Contingent Payments

As of April 2, 2022, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at April 2, 2022 as follows:

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

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of April 2, 2022.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

In the fourth quarter of 2021, the Company remeasured the value of its contingent consideration. The primary driver for remeasuring the contingent consideration was the performance by TKE, acquired by RCM in 2018.  This remeasurement led to a $1.7 million reduction to the contingent consideration liability relating to the TKE acquisition. TKE had high yearly performance targets to achieve earn-out consideration.  Two factors primarily contributed to TKE not hitting its performance targets.  The first was the COVID-19 pandemic which overlapped earn-out years two and three.  TKE had numerous projects in its pipeline that were delayed or eliminated by prospective clients.   The second factor relates to a specific client in earn-out year three.  This client was dissatisfied with the product output, and TKE agreed to fix the equipment. The additional cost caused TKE to miss its earn-out target.  Based on these factors, the Company decided to amend its asset purchase agreement with TKE, whereby TKE may receive maximum contingent consideration of $0.7 million, with portions earnable based on performance in fiscal years 2022 and 2023.

Potential future contingent payments to be made to all active acquisitions after April 2, 2022 are capped at a cumulative maximum of $0.7 million. The Company did not pay contingent consideration during the thirteen week periods ended April 2, 2022 and April 3, 2021.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.     Acquisitions and Divestitures (Continued)

Sale of Assets

On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada. The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. The Company will continue to offer other engineering services in Canada and similar services in the United States.  The Company evaluated this transaction under ASC 205-20, discontinued operations and determined it did not meet the requirements to be treated as such.  For the thirteen week period ended April 3, 2021, these two offices generated revenue of $2.4 million. The purchase agreement provides for a typical indemnity escrow held by an independent escrow agent in the amount of $0.8 million. The escrow has not been recognized in the Company’s financial statements, as the Company does not control the escrow. Provided there are no asserted indemnity claims, the Company expects to receive the $0.8 million about 18 months from the purchase date.

7.     Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  The Company reviewed industry and market conditions, reporting unit specific events as well as overall financial performance and determined that no indicators of impairment of goodwill existed during the thirteen week period ended April 2, 2022.  As such, no impairment loss on the Company’s intangible assets during the thirteen week period ended April 2, 2022 was recorded as a result of such review.

The carrying amount of goodwill as of April 2, 2022 and January 1, 2022 is as follows:

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

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  At the option of Citizens Bank, LIBOR can be replaced with SOFR (Secured Overnight Financing Rate). Citizens Bank has not indicated when this switch may occur, but in any event, the Company does not believe there will be any material impact on its borrowing rate. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the thirteen week periods ended April 2, 2022 and April 3, 2021 were 1.6% and 2.4%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of April 2, 2022, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended).

Borrowings under the line of credit as of April 2, 2022 and January 1, 2022 were $15.3 million and $14.2 million, respectively.  At both April 2, 2022 and January 1, 2022 there were letters of credit outstanding for $1.9 million.  At April 2, 2022 and January 1, 2022, the Company had availability for additional borrowings under the Revolving Credit Facility of $27.8 million and $28.9 million, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.     Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share.  The number of weighted-average shares used to calculate basic and diluted earnings per share for the thirteen week periods ended April 2, 2022 and April 3, 2021 was determined as follows:

	Thirteen Week Periods Ended
	April 2, 2022	April 3, 2021
Basic weighted average shares outstanding	10,230,510	11,539,389
Dilutive effect of outstanding restricted share units	333,485	389,857
Weighted average dilutive shares outstanding	10,563,995	11,929,246

For all periods presented, there were no anti-dilutive shares included in the calculation of common stock equivalents as there were no stock options outstanding.

Unissued shares of common stock were reserved for the following purposes:

	April 2, 2022	January 1, 2022
Time-based restricted stock units outstanding	369,953	420,628
Performance-based restricted stock units outstanding	75,000	125,000
Performance-based restricted stock units outstanding under plans to be approved by the shareholders	25,000	-
Future grants of options or shares	2,924	107,924
Shares reserved for employee stock purchase plan	410,977	448,110

Total	883,854	1,101,662

10.  Share-Based Compensation

At April 2, 2022, the Company had two share-based employee compensation plans. The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards typically vest over periods ranging from one to five years and expire within 10 years of issuance.  The Company may also issue immediately vested equity awards.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method. The Company expenses performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest or forfeited.

Share-based compensation expense for the thirteen week periods ended April 2, 2022, and April 3, 2021, was $403 and $362, respectively.  Stock-based compensation expense is included in selling, general and administrative expense in the Company’s income statement.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.  Share-Based Compensation (Continued)

As of April 2, 2022, the Company had $1.4 million of total unrecognized compensation cost related to all time-based non-vested share-based awards outstanding. The Company expects to recognize this expense over approximately five years.  These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

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

In fiscal 2015, the Company amended the Purchase Plan with shareholder approval to increase the aggregate number of shares of stock reserved for issuance or transfer under the Purchase Plan by an additional 300,000 shares so that the total number of shares of stock reserved for issuance or transfer under the Plan shall be 1,100,000 shares and to extend the expiration date of the Purchase Plan to December 31, 2025.  In fiscal 2018, the Company amended the Purchase Plan with shareholder approval to increase the aggregate number of shares of stock reserved for issuance or transfer under the Purchase Plan by an additional 300,000 shares so that the total number of shares of stock reserved for issuance or transfer under the Plan shall be 1,400,000 shares.  In fiscal 2021, the Company amended the Purchase Plan with shareholder approval to increase the aggregate number of shares of stock reserved for issuance or transfer under the Purchase Plan by an additional 400,000 shares so that the total number of shares of stock reserved for issuance or transfer under the Plan shall be 1,800,000 shares and the termination date of the Purchase Plan was extended to December 31, 2030.

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued on January 3, 2022 (the first business day following the previous offering period) was 37,133.  As of April 2, 2022, there were 410,977 shares available for issuance under the Purchase Plan.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.  Share-Based Compensation (Continued)

2014 Omnibus Equity Compensation Plan (the 2014 Plan) (Continued)

As of April 2, 2022, under the 2014 Plan, 369,953 time-based shares were outstanding, 75,000 performance-based restricted share units were outstanding and 2,924 shares were available for awards thereunder.

The market value of equity grants issued for the thirteen week periods ended April 2, 2022 and April 3, 2021 was $1.9 million and $835, respectively.  These amounts are based on the equity price on the last trading day in the period presented.

Time-Based Restricted Stock Awards

From time-to-time the Company issues time-based restricted stock awards.  These time-based restricted stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s restricted stock award fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.  As of April 2, 2022, there were no accrued dividends.  Dividends for time-based restricted stock units that ultimately do not vest are forfeited.

The following summarizes the activity in the time-based restricted stock units under the 2014 Plan during the thirteen week period ended April 2, 2022:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 1, 2022	420,628	$2.69
Granted	50,000	$6.71
Vested	(80,675)	$2.99
Forfeited or expired	(20,000)	$1.55
Outstanding non-vested at April 2, 2022	369,953	$3.24

Based on the closing price of the Company’s common stock of $10.95 per share on April 1, 2022 (the last trading day prior to April 2, 2022), the intrinsic value of the time-based non-vested restricted stock units at April 2, 2022 was approximately $4.1 million. As of April 2, 2022, there was approximately $0.8 million of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock units through fiscal 2027.

During the thirteen week period ended April 2, 2022, the Company did not award immediately vested share awards.  During the thirteen week period ended April 3, 2021, the Company awarded 125,000 immediately vested share awards at an average price of $2.17.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.  Share-Based Compensation (Continued)

Performance-Based Restricted Stock Units

From time-to-time, the Company issues performance-based restricted stock units to its executives.  Performance-based restricted stock units are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee. These performance-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period on any stock awards that actually vest, if any.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.  As of April 2, 2022, there were no accrued dividends for performance-based restricted stock units.  Dividends for performance-based restricted stock units that ultimately do not vest are forfeited.

To date, the Company has issued performance-based restricted stock units only under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during the thirteen week period ended April 2, 2022:

	Number of Performance-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 1, 2022	125,000	$3.26
Granted	100,000	$6.15
Vested	(125,000)	$3.26
Forfeited or expired	-	-
Outstanding non-vested at April 2, 2022	100,000	$6.15

As of April 2, 2022, there was one outstanding grant for performance-based restricted stock units. The target number of shares for this grant of performance-based restricted stock units is 100,000 shares but may be increased to 125,000 shares depending on the performance metrics achieved. No more than 75,000 shares may come from the 2014 Plan. Any additional amount over 75,000 shares must come from future amounts approved by the Company's shareholders.  The Company assesses at each reporting date whether achievement of any performance condition is probable and recognizes the expense when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period. If at a later measurement date the Company determines that performance-based restricted stock awards deemed as likely to vest are deemed as unlikely to vest, the expense recognized will be reversed.

The Company has estimated as of April 2, 2022 that a total of 125,000 performance-based stock units will be earned for fiscal 2022 performance metrics. The total expense recorded for the thirteen weeks ended April 2, 2022 for performance-based stock units was $0.2 million. The total expense recorded for the thirteen weeks ended April 3, 2021 for performance-based stock units was $0.1 million.

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

During the thirteen week period ended April 2, 2022, the Company purchased 406,480 shares at an average price of $6.84 per share.  During the thirteen week period ended April 3, 2021, the Company purchased 344,172 shares at an average price of $2.65 per share. As of April 2, 2022, the Company has $7.3 million available for future treasury stock purchases.

12.  New Accounting Standards and Updates from the Securities Exchange Commission (“SEC”)

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

The Company follows ASC 280, “Segment Reporting,” which establishes standards for companies to report information about operating segments, geographic areas and major customers.  The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended January 1, 2022).

Segment operating income (loss) includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments.  The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Week Period Ended April 2, 2022	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$19,898	$52,184	$9,879	$-	$81,961
Cost of services	14,664	37,183	6,694	-	58,541
Gross profit	5,234	15,001	3,185	-	23,420
Selling, general and administrative	4,107	7,976	2,064	-	14,147
Depreciation and amortization of property and equipment	95	120	23	-	238
Operating income	$1,032	$6,905	$1,098	-	$9,035
Total assets as of April 2, 2022	$30,122	$42,618	$8,104	$3,366	$84,210
Capital expenditures	$165	$27	$20	$5	$217

Thirteen Week Period Ended April 3, 2021	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$14,466	$21,137	$8,946	$-	$44,549
Cost of services	11,260	16,099	6,340	-	33,699
Gross profit	3,206	5,038	2,606	-	10,850
Selling, general and administrative	3,093	4,093	1,943	-	9,129
Depreciation and amortization of property and equipment	156	82	28	-	266
Amortization of acquired intangible assets	80	-	-	-	80
Operating (loss) income	$(123)	$863	$635	$-	$1,375
Total assets as of April 3, 2021	$35,898	$26,111	$8,385	$7,376	$77,770
Capital expenditures	$9	$28	$6	$4	$47

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.  Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States. Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenue by geographic area for the thirteen week periods ended April 2, 2022 and April 3, 2021 are as follows:

	Thirteen Week Periods Ended
	April 2, 2022	April 3, 2021
Revenue
U. S.	$78,793	$39,007
Canada	1,229	3,385
Puerto Rico	1,220	1,515
Serbia	719	642
	$81,961	$44,549

Total assets by geographic area as of the reported periods are as follows:

	April 2, 2022	January 1, 2022
Total assets
U. S.	$80,856	$69,566
Canada	1,605	1,327
Puerto Rico	1,121	963
Serbia	628	996
	$84,210	$72,852

14.  Income Taxes

The Company recognized $2.5 million of income tax expense for the thirteen week period ended April 2, 2022, as compared to $0.4 million for the comparable prior year period.  The consolidated effective income tax rate for the current period was 27.4% as compared to 26.1% for the comparable prior year period. The projected fiscal 2022 income tax rates as of April 2, 2022, were approximately 27.7%, 26.7 % and 15.1 % in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The comparable prior year period estimated income tax rates were 28.0%, 26.5% and 15.1% in the United States, Canada and Serbia, respectively.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company. The actual 2022 effective tax rate may vary from the estimate depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, and the exercise of stock options and vesting of share-based awards.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

15.	Contingencies

From time to time, the Company is a defendant in various legal actions that arise in the ordinary business course.  These matters may relate to professional liability, tax, compensation, contract, competitor disputes, and employee-related matters and include individual and class action lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment and compensation practices. Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations, and legal actions relating to the Company’s professional services. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters.

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

The Company is exposed to various asserted claims as of April 2, 2022, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of April 2, 2022, the Company has accrued $1.9 million for asserted claims.

In April 2022, a client of the Company’s Industrial Processing Group alleged that a system partially designed by the Company is not operating as intended, and that the Company is responsible. The Company is attempting to find a mutually agreeable solution but has not determined if it has any liability. In the event of liability, the Company believes its damages are contractually limited to $3.3 million. Since the Company has not determined that a loss is probable, the Company has not accrued any liability for this project.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to present various health, business and other challenges throughout the United States. As a result, we have temporarily closed or reduced many of our office locations, with much of our workforce working from home. The duration and ultimate magnitude of the disruption remains uncertain. Therefore, we experienced a negative impact during fiscal 2020 and in fiscal 2021 for certain of our business lines.  The COVID-19 pandemic may negatively impact our business, results of operations, and financial position in fiscal 2022 and possibly beyond.  The related financial impact, if any, cannot be reasonably estimated at this time.

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

The components of lease expense were as follows:

	Thirteen Week Periods Ended
	April 2, 2022	April 3, 2021

Operating lease cost	$449	$537

Finance lease cost
Amortization of right of use assets	$110	$91
Interest on lease liabilities	$2	$2
Total finance lease cost	$112	$93

Supplemental cash flow information related to leases was as follows:

	Thirteen Week Period Ended
	April 2, 2022	April 3, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$478	$552
Operating cash flows from finance leases	$2	$1
Financing cash flows from finance leases	$91	$74

Right of use assets obtained in exchange for lease obligations
Operating leases	$674	$145
Finance leases	-	-

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Leases (Continued)

Supplemental balance sheet information as of April 2, 2022 and January 1, 2022 related to leases was as follows:

	April 2, 2022	January 1, 2022
Operating leases
Operating lease right of use assets	$2,208	$1,877

Operating right of use liability - current	$(1,343)	$(1,502)
Operating right of use liability - non-current	(1,907)	(1,631)
Total operating lease liabilities	$(3,250)	$(3,133)

Property and equipment - (right of use assets)	$1,367	$1,367
Accumulated depreciation	(485)	(375)
Property and equipment, net	$882	$992

Finance lease liability - current	$(428)	$(437)
Finance lease liability - non-current	(418)	(502)
Total finance lease liabilities	$(846)	$(939)

Weighted average remaining lease term
Operating leases	2.08 Years	1.80 Years
Finance leases	2.09 Years	2.34 Years

Weighted average discount rate
Operating leases	2.70%	3.32%
Finance leases	1.15%	1.15%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2022 (After April 2, 2022)	$1,102	$352
2023	1,209	337
2024	512	168
2025	257	-
2026	182	-
Thereafter	123	-

Total lease payments	3,385	857
Less: imputed interest	(135)	(11)
Total	$3,250	$846

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COVID-19 Considerations

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to present various health, business and other challenges throughout the United States. As a result, we have temporarily closed or reduced many of our office locations, with a significant portion of our workforce working from home. The duration and ultimate magnitude of the disruption remains uncertain. We experienced a negative impact during fiscal 2020 and, for certain of our business lines, in fiscal 2021.  The COVID-19 pandemic may negatively impact our business, results of operations, and financial position in fiscal 2022 and possibly beyond.  The related financial impact, if any, cannot be reasonably estimated at this time.

The Company believes its Engineering and the Life Sciences and Information Technology segments have seen a decline in their field services work as their personnel have experienced constrained access to client facilities. It is difficult to determine the impact on revenue from the loss in field services work. The Company believes that an undetermined amount of field services work will eventually return as a portion of that work is mission-critical to our clients. While the Company has recently seen signs of improvement, given the uncertainties around COVID-19, the Company can give no assurances that it will see an increase in field services revenue.  Additionally, the Company believes that COVID-19 has had a significant adverse impact on the budgets of many of its Aerospace and Utilities clients. The Company’s Aerospace clients have seen an impact to their commercial lines of business.  A number of the Company’s Utility clients have been impacted by their customers’ inability to pay their monthly electric bills.

It is difficult to assess both the current and future impact from COVID-19 to the Specialty Health Care segment, due to the high degree of uncertainty around COVID-19 and the duration and extent of the pandemic, especially as it may impact schools where many of our personnel work. While the Specialty Health Care segment has a small number of billable professionals performing services from home, in particular, through its telehealth services offerings, most of its billable staff works at client locations. The majority of the Specialty Health Care segment’s services are historically delivered at schools and health care facilities. The Company believes that demand for much of its services is very high as a result of COVID-19. However, health care professionals, such as nurses and doctors, are scarce and difficult to recruit. Also, the Company believes that any major changes in the pandemic, such as a new variant, could adversely impact revenue. For example, if the Specialty Health Care segment’s school clients were to return to virtual learning as we experienced in 2020 and portions of 2021, the Specialty Health Care segment could experience a material decline in revenue. Conversely, the Specialty Health Care clients’ demand for the Company’s services may decline in the event the pandemic fully transitions to an endemic.

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

While our revenue, gross profit and operating income were negatively impacted in fiscal 2020 on a consolidated basis and, for certain business lines, in fiscal 2021, we have maintained the consistency of our operations, to a substantial degree, from the onset of the COVID-19 pandemic. We intend to continue to adhere to our employee safety measures as we seek to ensure that any disruptions to our operations remain as limited as possible during the pandemic.  However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example, an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.  Any material changes to labor rates for the Company’s workforce may have a material negative impact to revenue, gross profit and operating income.

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

Critical Accounting Policies and Use of Estimates

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. In our consolidated financial statements, estimates are used for, but not limited to, accounts receivable and allowance for doubtful accounts, goodwill, long-lived intangible assets, accounting for stock options and restricted stock awards, insurance liabilities, accounting for income taxes and accrued bonuses.

A summary of our significant accounting policies is included in our Consolidated Financial Statements, Note 1, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 1, 2022. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 1, 2022.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 2, 2022 Compared to Thirteen Week Period Ended April 3, 2021

A summary of operating results for the thirteen week periods ended April 2, 2022 and April 3, 2021 is as follows (in thousands):

	April 2, 2022		April 3, 2021
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$81,961	100.0	$44,549	100.0
Cost of services	58,541	71.4	33,699	75.6
Gross profit	23,420	28.6	10,850	24.4

Selling, general and administrative	14,147	17.2	9,129	20.5
Depreciation and amortization of property and equipment	238	0.3	266	0.6
Amortization of acquired intangible assets	-	-	80	0.2
Operating costs and expenses	14,385	17.5	9,475	21.3

Operating income	9,035	11.1	1,375	3.1
Other expense, net	52	0.1	12	0.0

Income before income taxes	8,983	11.0	1,363	3.1
Income tax expense	2,463	3.0	356	0.8

Net income	$6,520	8.0	$1,007	2.3

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended April 2, 2022 and April 3, 2021 consisted of thirteen weeks each.

Revenue.  Revenue increased 84.0%, or $37.4 million, for the thirteen week period ended April 2, 2022 as compared to the thirteen week period ended April 3, 2021 (the “comparable prior year period”).  Revenue increased $5.4 million in the Engineering segment, $31.1 million in the Specialty Health Care segment and $0.9 million in the Life Sciences and Information Technology segment.  See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit.  Cost of services increased 73.7%, or $24.8 million, for the thirteen week period ended April 2, 2022 as compared to the comparable prior year period. Cost of services increased primarily due to the increase in revenue.  Cost of services as a percentage of revenue for the thirteen week periods ended April 2, 2022 and April 3, 2021 was 71.4% and 75.6%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $14.1 million for the thirteen week period ended April 2, 2022 as compared to $9.1 million for the comparable prior year period.  As a percentage of revenue, SGA expenses were 17.2% for the thirteen week period ended April 2, 2022 and 20.5% for the comparable prior year period.   See Segment Discussion for further information on SGA expense changes.

Other Expense.  Other expense consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income, imputed interest on contingent consideration and gains and losses on foreign currency transactions.  Other expense, net increased by a negligible amount as compared to the comparable prior year period.  Interest expense decreased primarily due to decreased borrowing, and also due to a decreased average borrowing rate under the Company’s line of credit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 2, 2022 Compared to Thirteen Week Period Ended April 3, 2021 (Continued)

Income Tax Expense (Benefit).  The Company recognized $2.5 million of income tax expense for the thirteen week period ended April 2, 2022, as compared to $0.4 million of income tax benefit for the comparable prior year period.  The consolidated effective income tax rate for the current period was 27.4% as compared to 26.1% for the comparable prior year period.  The projected fiscal 2022 income tax rates as of April 2, 2022, were approximately 27.7%, 26.7% and 15.1% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company. The actual 2022 effective tax rate may vary from the estimate depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, and the exercise of stock options and vesting of share-based awards.

Segment Discussion

Engineering

Engineering revenues of $19.9 million for the thirteen week period ended April 2, 2022 increased 37.5%, or $5.4 million, compared to the comparable prior year period.  The increase in revenue was comprised of the following: increases in Aerospace revenue of $4.2 million, Industrial Processing revenue of $2.6 million, and Energy Services revenue of $1.0 million, offset by the decrease in revenue resulting from the sale of the Canadian Power Systems Group of $2.4 million.  The increase in Aerospace revenue was primarily due to a new outsourcing engagement with one of the Company’s long-time customers and the Company’s entrance into the burgeoning rocket industry. The increase in Industrial Processing revenue was primarily due to spending increases by several major customers seeking to upgrade their ethanol related production capability. Gross profit increased by 63.2%, or $2.0 million, as compared to the comparable prior year period. Gross profit increased because of the increase in revenue and an increase in gross profit margin. Gross profit margin of 26.3% for the current period increased from 22.2% for the comparable prior year period. The increase in gross profit margin was due to three factors: 1) decreased revenue from the Canadian Power Systems Group, as the prior year gross profit margin was dilutive at 20.6%; 2) improved project execution across all three of the Engineering business lines; and 3) a concerted effort to improve gross profit margin through better managing utilization and focusing on higher gross profit margin opportunities. The Engineering segment’s SGA expense of $4.1 million increased by $1.0 million due to investment in new personnel to reposition and generate future growth. The Engineering segment experienced operating income of $1.0 million for the thirteen week period ended April 2, 2022, as compared to an operating loss of $0.1 million for the comparable prior year period.

On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as the Canadian Power Systems business and principally provided engineering services to two major nuclear power providers in Canada.  The two Canadian Power Systems offices were part of a reporting unit within the Company’s Engineering segment. The Company will continue to offer other engineering services in Canada and similar services in the United States.  For the thirteen week period ended April 3, 2021, these two offices generated revenue of $2.4 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 2, 2022 Compared to Thirteen Week Period Ended April 3, 2021 (Continued)

Segment Discussion (Continued)

Specialty Health Care

Specialty Health Care revenue of $52.2 million for the thirteen week period ended April 2, 2022 increased 146.9%, or $31.1 million, as compared to the comparable prior year period.  The increase in revenue was driven by both the Company’s school and non-school clients. Revenue from school clients for the thirteen week period ended April 2, 2022 was $41.5 million as compared to $14.1 million for the comparable prior year period. Revenue from non-school clients for the thirteen week period ended April 2, 2022 was $10.7 million as compared to $7.0 million for the comparable prior year period. Revenue increases were due to the reopening of Specialty Health Care School clients and unprecedented demand for health care professionals across all types of clients served. The Specialty Health Care segment’s gross profit increased by 197.8%, or $10.0 million, to $15.0 million for the thirteen week period ended April 2, 2022, as compared to $5.0 million for the prior year period. The increase in gross profit was primarily driven by the increase in revenue, but also a higher gross profit margin. Gross profit margin for the thirteen week period ended April 2, 2022 increased to 28.7% as compared to 23.8% for the comparable prior year period.  The increase in gross profit margin was primarily due to more normalized revenue and the high demand for certain services.  Specialty Health Care experienced operating income of $6.9 million for the thirteen week period ended April 2, 2022, as compared to $0.9 million for the comparable prior year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase in SGA expense. SGA expense increased by $3.9 million to $8.0 million, as compared to $4.1 million in the comparable prior year period. The increase in SGA expense was primarily due to increasing our workforce to help meet increased demand.

Life Sciences and Information Technology

Life Sciences and Information Technology revenue of $9.9 million for the thirteen week period ended April 2, 2022 increased 10.4%, or $0.9 million, as compared to $9.0 million for the comparable prior year period. The increase in Life Sciences and Information Technology revenue was primarily driven by the Company’s Life Sciences practice. The Company believes that the Life Sciences industry has not seen a negative impact from COVID-19. Gross profit of $3.2 million for the thirteen week period ended April 2, 2022 increased 22.2%, or $0.6 million, as compared to $2.6 million for the comparable prior year period. The increase in gross profit was primarily due to the increase in revenue, as well as an increase in gross profit margin.  The Life Sciences and Information Technology gross profit margin for the thirteen week period ended April 2, 2022 was 32.2% as compared to 29.1% for the comparable prior year period.  The Company attributes the gross profit margin increase to higher revenue from its Life Sciences practice and a concerted effort to increase gross profit margin through its managed service offerings. SGA expense increased by $0.1 million to $2.1 million, as compared to $2.0 million in the comparable prior year period. The increase in SGA expense was a driven by increased expenditures in sales and recruiting. The Life Sciences and Information Technology segment experienced operating income of $1.1 million as compared to $0.6 million for the comparable prior year period. The increase in operating income was primarily due to the increase in revenue and gross profit, and also the decrease in SGA expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Week Period Ended April 2, 2022 Compared to Thirteen Week Period Ended April 3, 2021 (Continued)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Thirteen Week Periods Ended
	April 2, 2022	April 3, 2021
Cash provided by (used in):
Operating activities	$2,468	$(9,112)
Investing activities	$(217)	$(47)
Financing activities	$(1,612)	$9,215

Operating Activities

Operating activities provided $2.5 million of cash for the thirteen week period ended April 2, 2022 as compared to using $9.1 million in the comparable prior year period.  The major components of cash provided by operating activities in the thirteen week period ended April 2, 2022 and the comparable prior year period are as follows: net income, and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and accrued payroll and related costs, and deferred revenue.

For the thirteen week period ended April 2, 2022, the Company experienced net income of $6.5 million as compared to $1.0 million for the comparable prior year period.  An increase in accounts receivables in the thirteen week period ended April 2, 2022 used $10.2 million of cash as compared to $9.1 million in the comparable prior year period. The Company primarily attributes this increase in accounts receivables for the thirteen week period ended April 2, 2022 to the increase in revenue for the thirteen week period ended April 2, 2022 as compared to the thirteen week period ended January 1, 2022.

While highly variable, the Company’s transit accounts payable typically exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $1.6 million as of April 2, 2022 and a net payable of $1.1 million as of January 1, 2022, providing $0.5 million of cash during the thirteen week period ended April 2, 2022.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.6 million as of April 3, 2021 and a net payable of $2.4 million as of January 2, 2021, using $1.8 million of cash during the thirteen week period ended April 3, 2021.

Prepaid expenses and other current assets provided cash of $0.1 million for the thirteen week period ended April 2, 2022 as compared to $0.5 million of cash for the comparable prior year period.  The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets generally tend to increase at the end of a fiscal year and decrease during the first half.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

An increase in accounts payable and accrued expenses used cash of $1.0 million for the thirteen week period ended April 2, 2022 as compared to providing negligible cash for the comparable prior year period.  The Company attributes these changes to typical fluctuations in the normal course of business.

Changes in accrued payroll and related costs provided cash of $5.4 million for the thirteen week period ended April 2, 2022 as compared to providing negligible cash for the comparable prior year period.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.   The Company’s last major payroll for the thirteen week period ended April 2, 2022 was paid on March 25, 2022.  During fiscal 2020, the Company deferred $3.3 million of employer payroll taxes under the CARES Act. Half of these deferred payroll taxes were paid in December 2021 and the remaining portion must be paid in December 2022.

Historically, the Company has experienced small deferred revenue balances that have been included in accounts payable and accrued expenses.  During the second half of fiscal 2021, the Company’ Industrial Processing group secured several contracts with significant front-loaded payments, thereby generating larger deferred revenue balances than typically generated. The Company’s deferred revenue balance as of April 2, 2022 was $2.5 million, as compared to $3.4 million as of April 3, 2021, using cash from operations of $0.9 million for the thirteen week period ended April 2, 2022.

Investing Activities

Investing activities used $0.2 million of cash for the thirteen week period ended April 2, 2022 and used negligible cash for the comparable prior year period.  Investing activities used $0.2 million for the purchase of property and equipment in the current period as compared to a negligible amount in the prior year comparable period.

Financing Activities

Financing activities used $1.6 million of cash for the thirteen week period ended April 2, 2022 as compared to providing $9.3 million in the comparable prior year period.  The Company made net borrowings under its line of credit of $1.1 million during the thirteen week period ended April 2, 2022 as compared to $10.1 million in the comparable prior year period.  The Company used $2.8 million to repurchase shares of its common stock in the current period as compared to $0.9 million in the comparable prior year period.  The Company generated cash of $0.1 million from sales of shares from its equity plans for the current period and the comparable prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  At the option of Citizens Bank, LIBOR can be replaced with SOFR (Secured Overnight Financing Rate). The LIBOR alternative is being phased out in 2022.  Citizens Bank has not indicated when this switch will occur, but in any event, the Company does not believe there will be any material impact on its borrowing rate. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the thirteen week periods ended April 2, 2022 and April 3, 2021 were 1.6% and 2.4%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of April 2, 2022, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended).  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of April 2, 2022 and January 1, 2022 were $15.3 million and $14.2 million, respectively.  At both April 2, 2022 and January 1, 2022 there were letters of credit outstanding for $1.9 million.  At April 2, 2022 and January 1, 2022, the Company had availability for additional borrowings under the Revolving Credit Facility of $27.8 million and $28.9 million, respectively.

In addition to borrowings and sales of shares from its equity plans, the Company may raise capital through sales of shares of common stock under its at the market issuance program (the “ATM Program”) established under its May 2021 At Market Issuance Sales Agreement with B. Riley Securities, Inc., as the agent (the “Agent”).  The ATM Program allows the Company to offer and sell shares of the common stock having an aggregate sales price of up to $17.9 million from time to time through the Agent.  The Company may also decide to increase the value of shares available to sell if the Company’s stock price increases.  To date, the Company has not sold any shares under the ATM Program.

Impact to Line of Credit from COVID-19

The Company has been negatively impacted by COVID-19 as more fully described in Footnote 15 as well as the Segment Discussion, and Liquidity and Capital Resources sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company believes that its current line of credit is adequate to provide the necessary liquidity if COVID-19 negatively impacts its operations.  While the Company does expect to be in compliance with its financial covenants in the line of credit for the foreseeable future, the Company can give no assurance that the line of credit will be available to the Company.

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

Liquidity and Capital Resources (Continued)

Current Liquidity and Revolving Credit Facility (Continued)

The Company’s liquidity and capital resources as of April 2, 2022, included accounts receivable and total current asset balances of $58.8 million and $63.1 million, respectively. Current liabilities were $35.7 million as of April 2, 2022 and were exceeded by total current assets by $27.4 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations. As of April 2, 2022, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility.  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

The Company is exposed to various asserted claims as of April 2, 2022, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of April 2, 2022, the Company has accrued $1.9 million for asserted claims.

In April 2022, a client of the Company’s Industrial Processing Group alleged that a system partially designed by the Company is not operating as intended, and that the Company is responsible. The Company is attempting to find a mutually agreeable solution but has not determined if it has any liability. In the event of liability, the Company believes its damages are contractually limited to $3.3 million. Since the Company has not determined that a loss is probable, the Company has not accrued any liability for this project.

The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation. The Company is implementing an upgrade of its current system during fiscal 2022. The Company estimates this upgrade or replacement of its financial reporting and accounting system will cost between $0.5 million and $1.0 million. These estimates are subject to material change.

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

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2022 (After April 2, 2022)	$1,102	$352
2023	1,209	337
2024	512	168
2025	257	-
2026	182	-
Thereafter	123	-

Total lease payments	3,385	857
Less: imputed interest	(135)	(11)
Total	$3,250	$846

As of April 2, 2022, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former shareholders: 1) effective October 1, 2017, the Company acquired all of the stock of PSR Engineering Solutions d.o.o. Beograd (Voždovac) (“PSR”) and 2) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at April 2, 2022 as follows:

Fiscal Year Ending	Total
December 31, 2022	$103
December 30, 2023	600
Estimated future contingent consideration payments	$703

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after April 2, 2022 are capped at a cumulative maximum of $0.7 million.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of April 2, 2022.  During the thirteen week period ended April 2, 2022, the Company measured the intangibles acquired at fair value on a non-recurring basis.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of April 2, 2022, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company’s variable-rate line of credit balances during the thirteen week period ended April 2, 2022, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.2 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

As management prepares and executes its virtual financial close process, there could be related implications on the internal controls performed specifically in conjunction with the preparation, review, and filing of this report. There is a risk that moving to a virtual environment in response to COVID-19 could result in certain controls (e.g., financial closing and reporting controls) being overridden or performed less frequently, or that management could be designing and implementing new controls in response to new risks. In addition, in instances where relevant controls fail, and there are no compensating controls in place, there may be fewer opportunities to timely identify or remediate control deficiencies. There were otherwise no changes in the Company’s internal control over financial reporting during the thirteen week period ended April 2, 2022, that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See discussion of Contingencies in Note 15 to the Condensed Consolidated Financial Statements included in Item 1 of this report.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s business, see the risk factors discussed under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2, 2022 - January 31, 2022	156,989	$6.46	156,989	$9,091,000
February 1, 2022 - February 28, 2022	156,844	$6.91	313,833	$8,007,000
March 1, 2022 - April 2, 2022	92,647	$7.38	406,480	$7,323,000
Total	406,480	$6.84	406,480	$7,323,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

RCM Technologies, Inc.
Date: April 28, 2022	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: April 28, 2022	By: /s/ Kevin D. Miller
Kevin D. Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)