Form 10-K/A
period 2022-01-01
RCM TECHNOLOGIES, INC.
filed 2022-04-29
CIK 700841

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

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of April 29, 2022: 10,134,763.

Documents Incorporated by Reference

None in this Amendment No. 1 on Form 10-K/A.

Auditor Firm ID: 324         Auditor Name: Macias, Gini & O’Connell, LLP           Auditor Location: San Diego, CA

EXPLANATORY NOTE

On April 4, 2022, RCM Technologies, Inc. (“Company,” “we,” “us,” “our” and “RCM”) filed its Annual Report on Form 10-K for the year ended January 1, 2022 (the “Original Filing”), with the Securities and Exchange Commission (the “Commission”).  The Company indicated that it would incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2021 annual meeting of stockholders.  Because the Company does not anticipate filing its definitive proxy statement by May 2, 2022, the Company is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

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

Our Directors

Bradley S. Vizi, Director since 2013, age 38

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

Roger H. Ballou, Director since 2013, age 71

Mr. Ballou currently serves as Chairman of Bread Financial Holdings, Inc. (NYSE: BFH), a provider of transaction-based, data-driven marketing and loyalty solutions, Chairman of Loyalty Ventures Inc (NASDAQ: LYLT), a loyalty marketing company, and as a director of Univest Financial Corporation of Pennsylvania (NASDAQ: UVSP), a Pennsylvania bank. Until July 2016, Mr. Ballou served as Chairman of Fox Chase Bancorp, Inc.  Mr. Ballou previously served as the Chief Executive Officer and a director of CDI Corporation, a company that offers engineering, information technology, and professional staffing solutions, from 2001 until 2011.  Mr. Ballou had served as Chairman and Chief Executive Officer of Global Vacation Group, Inc. from 1998 to 2000.  In addition, he was a senior advisor for Thayer Capital Partners from 1997 to 1998. From 1995 to 1997, Mr. Ballou served as Vice-Chairman and Chief Marketing Officer, then as President and Chief Operating Officer of Alamo Rent A Car, Inc.  Before joining Alamo, for more than 16 years, he held several positions with American Express, culminating in his appointment as President of the Travel Services Group.  Mr. Ballou has a Bachelor of Science in Economics from the Wharton School at the University of Pennsylvania and an MBA from the Amos Tuck School at Dartmouth College.

Mr. Ballou’s extensive public board and executive management experience and personal knowledge of the Company’s business segments, particularly its Engineering and Information Technology segments, allow him to make significant contributions in all facets of the business.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Our Directors (Continued)

Richard A. Genovese, Director since 2018, age 67

Mr. Genovese is currently engaged in private equity consultation roles related to turnaround and asset acquisition and disposition activities. Mr. Genovese serves as a director of Loyalty Ventures Inc (NASDAQ: LYLT), a loyalty marketing company.  Mr. Genovese served as Executive Chairman for Complia Health/Develus Systems from July 2017 thru December 2019 at which time a disposition of the company occurred and Mr. Genovese exited this role.  Mr. Genovese was requested to and rejoined the Board of Complia Health in January 2021.  Mr. Genovese served as the Chief Operating Officer and Executive Vice President of CIBER, Inc. from February 2012 to January 2014 and as its Executive Vice President of North American Operations from September 2011 to February 2012.  Prior to joining CIBER, Mr. Genovese worked at various technology and consulting leaders including IBM, Price Waterhouse Coopers (PWC) and Electronic Data Systems (EDS). At IBM, he served as General Manager of Application Services for the Americas, the largest offering group within IBM’s Global Business Services. Prior to that, he was General Manager of the IBM Business Process Outsourcing practice for the Americas and also Managing Partner for the Global Business Services Communications sector. He joined IBM through its acquisition of PWC in 2002, where he was Managing Partner of Business Process Outsourcing for the Americas and Managing Partner for the Global Energy Consulting Practice. At PWC, Mr. Genovese was admitted as a partner in 1990. He began his career at EDS, where he was a principal.  Mr. Genovese has a Bachelor of Business Administration with a concentration in Finance and Accounting from Loyola University.

Mr. Genovese’s extensive experience in senior operating and financial roles provides direct relevance to the day to day issues facing the Company. Additionally, his skills base founded in information technology services and human capital management is directly relevant to the Company’s performance criteria.

Swarna Srinivas Kakodkar, Director since 2019, age 38

Ms. Kakodkar is a seasoned technology executive with over 15 years of experience building organizations that develop high-impact software to serve enterprises, developers, and consumers.  Ms. Kakodkar currently leads a product management organization at Google.  She previously led product and technical teams at Amazon Web Services, where she launched services that have touched millions of users.  Prior to that, she held various roles at Facebook, where she oversaw the development of digital advertising products and global partnerships with some of Facebook’s largest customers.  Prior to joining Facebook, Ms. Kakodkar worked at AOL Platforms, where she developed capital allocation strategies, managed M&A activity, and built technology partnership programs.  She chairs our Compensation Committee, serves on our Audit Committee, and serves on our Nominating/Governance Committee. She holds an M.B.A. from Harvard Business School and a B.A. from Harvard College.

Ms. Kakodkar’s extensive experience in digital marketing, financial modeling, enterprise software, implementation of new technologies, and management and retention of diverse employee groups, allow her to make valuable contributions to all of the Company’s business segments.

Jayanth S. Komarneni, Director since 2020, age 39

Mr. Komarneni is the founder and chair of the Human Diagnosis Project (‘Human Dx’), an open medical intelligence system. Human Dx has brought together top medical organizations (including the American Medical Association, the American Board of Medical Specialties, and the National Association of Community Health Centers), health systems (including research collaborations with Harvard, Johns Hopkins, UCSF, Stanford, and Kaiser Permanente), and financial supporters (including the European Union, the MacArthur Foundation, the Gordon & Betty Moore Foundation, Union Square Ventures, and Andreessen Horowitz). Before founding Human Dx, Mr. Komarneni advised leadership at some of the world's preeminent organizations while working at McKinsey & Company and Bain & Company. Mr. Komarneni's work spanned stakeholders in the social, public, and private sectors, including foundations, governments, companies (in the life sciences, health care, technology, energy, and financial services industries), and alternative investment firms. After McKinsey and Bain, he helped launch and operate Greenoaks Capital Management, a global alternative investment firm, as its first employee. Mr. Komarneni also participated in Y Combinator, the world's leading technology accelerator. Mr. Komarneni has degrees that include an MSc in Global Health Science from the University of Oxford and an MBA from the Wharton School, and an MS in Biotechnology from the School of Engineering and Applied Science at the University of Pennsylvania.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Our Directors (Continued)

Mr. Komarneni's prior background founding, advising, and working at leading organizations in the technology, healthcare, investment, professional services, and life sciences industries helps contribute across RCM's diverse business segments from strategic and operational perspectives.

Our Executive Officers

The following table lists our executive officers.  Our Board elects our executive officers annually for terms of one year and may remove any of our executive officers with or without cause.

Name	Age	Position
Bradley S. Vizi	38	Executive Chairman & President
Kevin D. Miller	55	Chief Financial Officer, Treasurer and Secretary
Frank Petraglia	66	Division President, Engineering Services
Michael Saks	65	Division President, Health Care Services

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

●	Reviews our financial and accounting practices, controls and results, reviews the scope and services of our auditors and appoints our independent auditors.
●	Review and approve related parties transactions.

Compensation Committee

The Board of Directors has adopted a written Compensation Committee Charter.  A copy of the Compensation Committee Charter is posted on our website under “Investor Relations - Corporate Governance.”

●	Determines the compensation of our officers and employees.
●	Administers our stock option plans.

Nominating and Corporate Governance Committee

The Board of Directors has adopted a written Nominating and Corporate Governance Committee Charter.  A copy of the Nominating and Corporate Governance Committee Charter is posted on our website under “Investor Relations - Corporate Governance.”

●	Oversees the Board’s review and consideration of shareholder recommendations for Director candidates.
●	Oversees the Board's annual self-evaluation.

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

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program; Certain Developments

The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy.  The Compensation Committee seeks to ensure that the total compensation paid to the executives is fair, reasonable and competitive.  Generally, the types of compensation and benefits provided to our executives, including the named executive officers, are similar to those provided to other executive officers.  Our named executive officers for fiscal 2021 are Messrs. Vizi, Saks and Miller.

As part of our ongoing effort to better align our leadership, corporate governance structure and compensation methodologies with the interests and perspectives of our stockholders, members of our Board of Directors and management team periodically speak with many of our more significant stockholders. Mindful of the input of these stockholders and motivated by our commitment to the implementation of best practices in corporate governance and compensation, the Compensation Committee and our Board have undertaken over the last several years a series of efforts with respect to compensation reform, including the following steps:

●	Limiting executive severance cash pay-outs to no more than 24 months’ base salary and bonus;

●	Prohibiting tax gross-ups in all future employment agreements;

●	Requiring future employment agreements to contain a “double trigger” with respect to executive change-in-control payments;

●	Adopting an incentive payment claw back policy for named executive officers; and

●	Developed the conceptual framework for a long term incentive plan containing performance-based stock units for the Company’s Chief Executive Officer and Chief Financial Officer.

In January 2021, the Compensation Committee awarded Mr. Vizi 125,000 shares of our common stock in recognition of various qualitative and financial accomplishments in fiscal 2020. While this grant was made in recognition of his service in 2020, in accordance with applicable regulations of the Commission, its value is included in the Summary Compensation Table with respect to the fiscal year ended January 1, 2022, since the grant date of the award occurred after that fiscal year.  As such, its grant date fair value ($271,250) appears in the Summary Compensation Table for the year ending January 1, 2022.

In March 2021, the Compensation Committee approved a performance-based grant of a target amount of 90,000 performance stock units (“PSUs”) to Mr. Vizi that based on certain performance metrics for fiscal year 2021 could increase to 125,00 PSUs. In January 2022, under the January 2021 performance based grant, the Compensation Committee awarded 125,000 shares. The value of these performance based shares, based on the grant date share price, is $407,500 and will be included in the fiscal 2022 Summary Compensation Table, in accordance with applicable regulations of the Commission.

In January 2020, the Compensation Committee granted to Mr. Vizi a total of 150,000 restricted stock units (RSUs), which become vested in three (3) equal annual installments of 50,000 RSUs on each anniversary of the date of grant, so long as Mr. Vizi remains continuously employed by the Company through such vesting dates, provided that vesting would be accelerated if his employment terminates before such vesting dates on account of death, disability or a covered termination following a change in control. The value of the January 2020, based on the grant date share price, is $423,000 and is included in the fiscal 2020 Summary Compensation Table, in accordance with applicable regulations of the Commission.

In March 2022, the Compensation Committee awarded Messrs. Saks and Miller cash bonuses of $240,000 and $225,000, respectively, per specific incentive targets in compensation plans approved by the Compensation Committee in fiscal 2021. These cash bonuses are reflected in the Summary Compensation Table with respect to the fiscal year ended January 1, 2022, in accordance with applicable regulations of the Commission.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Summary Compensation Table

The following table lists, for our fiscal years ended January 1, 2022 and January 2, 2021, cash and other compensation paid to, or accrued by us, for our chief executive officer and each of the persons who, based upon total annual salary, annual incentive compensation and bonus, was one of our other two most highly compensated executives during the fiscal year ended January 1, 2022.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total

Bradley S. Vizi	2021	$375,000	$-	$271,250	$-	$5,986	$652,236
Executive Chairman & President	2020	$250,000	$-	$423,000	$-	$5,411	$678,411

Kevin Miller	2021	$370,000	$-	$-	$225,000	$20,363	$615,363
Chief Financial Officer	2020	$370,000	$75,000	$-	$-	$17,682	$462,682

Michael Saks	2021	$285,000	$-	$-	$240,000	$13,268	$538,268
President, Health Care Services	2020	$275,000	$75,000	$15,500	$-	$11,960	$377,460
____________

(1)
In January 2021, the Compensation Committee awarded Mr. Vizi 125,000 shares of our common stock in recognition of various qualitative and financial accomplishments in fiscal 2020. While this grant was made in recognition of his service in 2020, in accordance with applicable regulations of the Commission, its grant date fair value is included in the Summary Compensation Table with respect to the fiscal year ended January 1, 2022, since the grant date of the award occurred during that fiscal year.  The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 filed with the Commission.

(2)	This amount represents premiums we paid for medical, dental, vision, life and disability insurance on each of the officers named in this table.

During our 2021 and 2020 fiscal years, certain of the officers named in this table received personal benefits not reflected in the amounts of their respective annual salaries or bonuses.  The dollar amount of these benefits did not, for any individual in any fiscal year, exceed $10,000.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unvested restricted share units as of January 1, 2022.  No options to purchase common stock were outstanding on such date.

	Number of Shares or Units of Stock That Have	Market Value of Shares or Units of Stock That Have	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have
Name	Not Vested	Not Vested(1)	Not Vested(2)	Not Vested(1)

Bradley S. Vizi	225,000	$1,602,000	-	-

Michael Saks	10,000	$71,200	-	-

Kevin Miller	-	-	-	-
____________

(1)
Calculated by multiplying the number of shares in the preceding column by $7.12, the closing price per share of the Company’s common stock on December 31, 2021, the last trading day of our last fiscal year.

(2)
Mr. Vizi’s shares include 100,000 restricted stock units (RSUs) granted on January 16, 2020, 50,000 of which vested on January 16, 2022 and 50,000 that will vest on January 16, 2023, and 125,000 performance-based RSUs granted in March 2021 and vested in January 2022.  Mr. Saks received 10,000 RSUs in August 2020 that will vest in August 2023.

Compensation of Directors

Our employee directors do not receive any compensation for serving on our Board or its committees, other than the compensation they receive for serving as employees of RCM.

Non-employee members of the Board received compensation in accordance with the following structure, which was approved by our Compensation Committee on, and implemented effective, January 1, 2018:

●	Annual cash retainer of $45,000, payable in equal monthly installments.

●	No meeting fees.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Compensation of Directors (Continued)

●
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

●
Payment of the following additional annual retainers:  Chairman of the Board (if independent) $25,000; Lead Independent Director $25,000 (who shall serve only at such time as the Board does not have an independent chair); Audit Committee chair $10,000; Compensation Committee chair $10,000; Nominating and Corporate Governance Committee chair $5,000.

●	No other committee fees, for service or for meetings.

The following table lists cash and other compensation paid to, or accrued by us for, our Board of Directors for our fiscal year ended January 1, 2022.

Non-Employee Director Compensation Table

Name and Principal Position	Fees Earned Or Paid In Cash	Equity Awards(1)	All Other Compensation	Total
Roger H. Ballou	$70,000	$45,000	-	$115,000
Richard A. Genovese	$55,000	$45,000	-	$100,000
Swarna Srinivas Kakodkar	$55,000	$45,000	-	$100,000
Jayanth S. Komarneni	$5,000	$90,000	-	$95,000

(1)
These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 filed with the Commission.  As of January 1, 2022, Mr. Ballou, Mr. Genovese, Ms. Srinivas Kakodkar and Mr. Komarneni each had 7,189 unvested restricted share units outstanding.

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

Under the terms of the CIC Plan, if a covered employee is employed on the date of a Change in Control and the covered employee executes and does not revoke a release of claims:

●	all outstanding Company equity-based awards granted to the covered employee prior to the date of the Change in Control will be immediately fully vested;

●
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

●	the Committee may, in its sole discretion, determine that the covered employee will receive a discretionary bonus upon a Change in Control.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists the persons we know to be beneficial owners of at least five percent of our common stock as of April 28, 2022.

Name and Address of Beneficial Owner	Number of Shares	Approximate Percentage of Outstanding Common Stock(1)

Renaissance Technologies LLC(2)	622,468	6.1%
800 Third Avenue
New York, NY 10022

Dimensional Fund Advisors LP(3)	527,714	5.2%
Building One
6300 Bee Cave Road, Building One
Austin, TX 78746

Ben Andrews(4)	525,000	5.2%
P. O. Box 357303
Gainesville, FL 32635

(1)   Based on 10,134,763 shares outstanding as of April 28, 2022.

(2)   Based on Amendment No. 5 to Schedule 13G filed with the Commission on February 11, 2022. The filing states that Renaissance Technologies LLC has sole dispositive voting power over 622,468 shares. has sole voting power over 589,623 shares and sole dispositive power over 622,468 shares.

(3)   Based on the Schedule 13G filed with the Commission on February 8, 2022. The filing states that Dimensional Fund Advisors LP, a registered investment advisor, has sole voting power over 519,820 shares and sole dispositive power over 527,714 shares.

(4)   Based on information provided to us by Mr. Andrews on April 14, 2022 upon our request.  Mr. Andrews exercises sole voting and dispositive power over all such shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Security Ownership of Management

The following table lists the number of shares of our common stock beneficially owned, as of April 28, 2022, by each director and director nominee, each of our executive officers, certain members of our senior management, and by our directors, nominees and executive officers as a group.  In general, beneficial ownership includes those shares a person has the power to vote or transfer, as well as shares owned by immediate family members who live with that person.

Name	Number of Shares	Approximate Percentage of Outstanding Common Stock(1)
Bradley S. Vizi	1,492,026	14.7%
Roger H. Ballou	215,693	2.1%
Richard A. Genovese	54,599	*
Swarna Srinivas Kakodkar	42,631	*
Jayanth S. Komarneni	47,523	*
Kevin D. Miller	743,590	7.3%
Michael Saks	109,343	1.1%
Frank Petraglia	65,777	*
All directors and executive officers as a group (8 persons)	2,778,682	27.4%

__________

*      Represents less than one percent of our outstanding common stock.

(1)   Based on 10,134,763 shares outstanding as of April 28, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
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

Independence of the Board of Directors

The Board of Directors has determined that Roger H. Ballou, Richard A. Genovese, Swarna Srinivas Kakodkar and Jayanth S. Komarneni are “independent directors” as defined in Marketplace Rule 4200(a)(15) of the NASDAQ Stock Market LLC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

As previously disclosed, our Audit Committee has selected WithumSmith+Brown, PC (“Withum”) to act in the capacity of independent accountants for the current fiscal year ending December 31, 2022.  Our prior independent registered public accounting firm, Macias, Gini & O’Connell, LLP (“MGO”) acted in such capacity with respect to our audited financial statements as of and for the fiscal years ended January 2, 2021 and January 1, 2022.  The following information relates to fees billed by MGO during such years.

Fees Billed by MGO during fiscal 2021 and 2020

Audit Fees.  Fees billed to the Company by MGO for audit services rendered by MGO for the audit of the Company's 2021 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by MGO in connection with statutory and regulatory filings or engagements, totaled approximately $200,000.  Fees billed to the Company by MGO for audit services rendered by MGO for the audit of the Company's 2020 annual financial statements, for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by MGO in connection with statutory and regulatory filings or engagements, totaled approximately $155,000.
Audit-Related Fees.  Fees billed to the Company by MGO during 2021 and 2020 for audit-related services that were reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the preceding paragraph totaled $18,500 for 2021 and $5,000 for 2020.

Tax Fees.  Fees billed to the Company by MGO during 2021 and 2020 for professional services rendered for tax compliance, tax advice and tax planning totaled $0.

All Other Fees.  Other fees billed to the Company by MGO were $0 for 2021 and 2020.  MGO does not audit the Company’s 401(k) plan.

The Audit Committee has considered whether MGO’s provision of services other than professional services rendered for the audit and review of our financial statements is compatible with maintaining MGO’s independence and has determined that it is so compatible.

All audit, audit-related, tax and other services were pre-approved by the Audit Committee pursuant to applicable regulations.  The Audit Committee currently pre-approves all engagements of the Company’s accountants to provide both audit and non-audit services and has not established formal pre-approval policies or procedures.  The Audit Committee did not approve any non-audit services pursuant to Rule 2-01 (c) (7) (i) (C) of Regulation S-X during 2021 or 2020.

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

	104	Cover Page Interactive Data File (formatted as Inline XBRL).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCM Technologies, Inc.

Date: April 29, 2022	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: April 29, 2022	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary