Form 10-Q
period 2022-10-01
RCM TECHNOLOGIES, INC.
filed 2022-11-10
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

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

Common Stock, $0.05 par value, 9,841,764 shares outstanding as of November 9, 2022.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statement. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing service to the healthcare industry; the impact of and future effects of the COVlD-19 pandemic or other potential pandemics; having a significant portion of our condensed consolidated revenues contributed by a concentrated group of customer during the thirty-nine weeks ended October 1, 2022; credit and collection risks; our claim experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing, the healthcare industry, our workforce and the services that we provide, including state and local regulations pertaining to the taxability of our services and other labor-related matters such a minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 and Part II, Item 1A “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 1, 2022 and January 1, 2022

(In thousands, except share and per share amounts)

	October 1,	January 1,
	2022	2022
	(Unaudited)
Current assets:
Cash and cash equivalents	$761	$235
Accounts receivable, net	50,786	48,240
Transit accounts receivable	2,347	1,010
Prepaid expenses and other current assets	1,684	2,486
Total current assets	55,578	51,971

Property and equipment, net	2,142	1,939

Other assets:
Deposits	175	176
Deferred income taxes, net, domestic	376	535
Goodwill	16,354	16,354
Operating right of use asset	2,184	1,877
Total other assets	19,089	18,942

Total assets	$76,809	$72,852

Current liabilities:
Accounts payable and accrued expenses	$10,930	$9,306
Transit accounts payable	2,403	2,064
Accrued payroll and related costs	17,242	13,027
Finance lease payable	461	437
Income taxes payable	2,384	-
Operating right of use liability	1,271	1,502
Contingent consideration from acquisitions	300	103
Deferred revenue	1,560	3,418
Total current liabilities	36,551	29,857

Deferred income taxes, net, foreign	70	142
Finance lease payable	349	502
Contingent consideration from acquisitions, net of current position	304	600
Operating right of use liability, net of current portion	1,652	1,631
Borrowings under line of credit	1,160	14,151
Total liabilities	40,086	46,883

Commitments and contingencies (note 15)	-	-

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding
Common stock, $0.05 par value; 40,000,000 shares authorized;
17,221,211 shares issued and 9,971,617 shares outstanding at October 1, 2022 and 16,903,157 shares issued and 10,290,935 shares outstanding at January 1, 2022	861	845
Additional paid-in capital	112,590	111,068
Accumulated other comprehensive loss	(3,141)	(2,699)
Accumulated deficit	(40,933)	(56,985)
Treasury stock, 7,249,504 shares at October 1, 2022 and
6,612,222 shares at January 1, 2022, at cost	(32,654)	(26,260)
Stockholders’ equity	36,723	25,969

Total liabilities and stockholders’ equity	$76,809	$72,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Thirteen and Thirty-Nine Weeks Ended October 1, 2022 and October 2, 2021

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Revenue	$58,152	$45,471	$214,459	$138,953
Cost of services	40,794	33,257	151,998	103,623
Gross profit	17,358	12,214	62,461	35,330

Operating costs and expenses
Selling, general and administrative	12,551	10,382	39,962	29,566
Depreciation and amortization of property and equipment	266	250	729	775
Amortization of acquired intangible assets	-	6	-	95
Gain on sale of assets	(219)	(2,151)	(219)	(2,151)
Operating costs and expenses, net of gain on sale of assets	12,598	8,487	40,472	28,285

Operating income	4,760	3,727	21,989	7,045

Other expense (income)
Interest expense and other, net	35	64	201	307
Change in fair value of contingent consideration	-	-	-	52
Gain on foreign currency transactions	(90)	(48)	(232)	(130)
Other (income) expense, net	(55)	16	(31)	229

Income before income taxes	4,815	3,711	22,020	6,816
Income tax expense	1,297	959	5,968	1,801

Net income	$3,518	$2,752	$16,052	$5,015

Basic net earnings per share	$0.35	$0.25	$1.58	$0.45

Diluted net earnings per share	$0.33	$0.24	$1.52	$0.43

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirteen and Thirty-Nine Weeks Ended October 1, 2022 and October 2, 2021 (Unaudited) (In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Net income	$3,518	$2,752	$16,052	$5,015
Other comprehensive loss	(181)	(34)	(442)	(77)
Comprehensive income	$3,337	$2,718	$15,610	$4,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Thirteen and Thirty-Nine Weeks Ended October 1, 2022

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, January 1, 2022	16,903,157	$845	$111,068	$(2,699)	$(56,985)	6,612,222	$(26,260)	$25,969
Issuance of stock under employee stock purchase plan	37,133	2	124	-	-	-	-	126
Equity compensation expense from awards issued	-	-	403	-	-	-	-	403
Issuance of stock upon vesting of restricted share awards	175,000	9	(9)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	406,480	(2,781)	(2,781)
Foreign currency translation adjustment	-	-	-	(35)	-	-	-	(35)
Net income	-	-	-	-	6,520	-	-	6,520

Balance, April 2, 2022	17,115,290	$856	$111,586	$(2,734)	$(50,465)	7,018,702	$(29,041)	$30,202
Equity compensation expense from awards issued	-	-	302	-	-	-	-	302
Issuance of stock upon vesting of restricted share awards	38,175	1	(1)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	(226)	-	-	-	(226)
Net income	-	-	-	-	6,014	-	-	6,014

Balance, July 2, 2022	17,153,465	857	$111,887	$(2,960)	$(44,451)	7,018,702	$(29,041)	$36,292
Issuance of stock under employee stock purchase plan	46,746	2	280	-	-	-	-	282
Equity compensation expense from awards issued	-	-	425	-	-	-	-	425
Issuance of stock upon vesting of restricted share awards	21,000	2	(2)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	230,892	(3,613)	(3,613)
Foreign currency translation adjustment	-	-	-	(181)	-	-	-	(181)
Net income	-	-	-	-	3,518	-	-	3,518

Balance, October 1, 2022	17,221,211	$861	$112,590	$(3,141)	$(40,933)	7,249,594	$(32,654)	$36,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Thirteen and Thirty-Nine Weeks Ended October 2, 2021

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount					Shares	Amount

Balance, January 2, 2021	16,224,191	$811	$(420)	$109,588	$(2,550)	$(67,974)	4,681,311	$(17,217)	$22,238
Issuance of stock under employee stock purchase plan	53,906	3	-	58	-	-	-	-	61
Stock subscription receivable	57,696	3	97	(3)	-	-	-	-	97
Equity compensation expense from awards issued	-	-	-	545	-	-	-	-	545
Issuance of stock upon vesting of restricted share awards	175,000	9	-	(9)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	344,172	(911)	(911)
Foreign currency translation adjustment	-	-	-	-	(111)	-	-	-	(111)
Net income	-	-	-	-	-	1,007	-	-	1,007

Balance, April 3, 2021	16,510,793	$826	$(323)	$110,179	$(2,661)	$(66,967)	5,025,483	$(18,128)	$22,926
Stock subscription receivable	67,312	3	113	(3)	-	-	-	-	113
Equity compensation expense from awards issued	-	-	-	235	-	-	-	-	235
Issuance of stock upon vesting of restricted share awards	7,500	-	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	497,883	(1,733)	(1,733)
Foreign currency translation adjustment	-	-	-	-	68	-	-	-	68
Net income	-	-	-	-	-	1,256	-	-	1,256

Balance, July 3, 2021	16,585,605	$829	$(210)	$110,411	$(2,593)	$(65,711)	5,523,366	$(19,861)	$22,865
Issuance of stock under employee stock purchase plan	47,878	2	-	73	-	-	-	-	75
Stock subscription receivable	57,696	3	97	(3)	-	-	-	-	97
Equity compensation expense from awards issued	-	-	-	300	-	-	-	-	300
Issuance of stock upon vesting of restricted share awards	4,301	-	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	315,664	(1,503)	(1,503)
Foreign currency translation adjustment	-	-	-	-	(34)	-	-	-	(34)
Net income	-	-	-	-	-	2,752	-	-	2,752

Balance, October 2, 2021	16,695,480	$834	$(113)	$110,781	$(2,627)	$(62,959)	5,839,030	$(21,364)	$24,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Thirty-Nine Weeks Ended October 1, 2022 and October 2, 2021 (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net income	$16,052	$5,015

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	729	870
Gain on sale of assets	(219)	(2,151)
Change in fair value of contingent consideration	-	52
Equity compensation expense from awards issued	1,130	957
Provision for losses on accounts receivable	(967)	(150)
Deferred income tax expense	88	761
Change in right of use assets	789	794
Changes in operating assets and liabilities:
Accounts receivable	(1,590)	(9,602)
Prepaid expenses and other current assets	603	3,090
Net of transit accounts receivable and payable	(998)	(1,449)
Accounts payable and accrued expenses	1,479	2,523
Accrued payroll and related costs	4,235	1,794
Right of use liabilities	(1,183)	(1,380)
Income taxes payable	2,574	259
Deferred revenue	(1,858)	3,522
Deposits	-	(6)
Total adjustments and changes in operating assets and liabilities	4,812	(116)
Net cash provided by operating activities	20,864	4,899

Cash flows from investing activities:
Property and equipment acquired	(672)	(492)
Right of use asset additions	(123)	(78)
Proceeds from sale of assets	219	6,590
Net cash (used in) provided by investing activities	(576)	6,020

Cash flows from financing activities:
Borrowings under line of credit	72,575	74,626
Repayments under line of credit	(85,566)	(78,551)
Issuance of stock for employee stock purchase plan	408	137
Changes in finance lease obligations	(392)	(322)
Contingent consideration paid	(99)	(494)
Common stock repurchase	(6,394)	(4,147)
Net cash used in financing activities	(19,468)	(8,751)
Effect of exchange rate changes on cash and cash equivalents	(294)	(82)
Increase in cash and cash equivalents	526	2,086
Cash and cash equivalents at beginning of period	235	734

Cash and cash equivalents at end of period	$761	$2,820

Supplemental cash flow information:
Cash paid for:
Interest	$262	$369
Income taxes	$3,366	$812

Non-cash financing activities:
Equity awards issued	$-	$430
Right of use assets obtained in exchange for lease obligations	$1,353	$1,536

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

Results for the thirteen and thirty-nine weeks ended October 1, 2022 are not necessarily indicative of results that may be expected for the full year or any future period.

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

The Company records revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.  Revenue is recognized when we satisfy a performance obligation by transferring services promised in a contract to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services.  Performance obligations in our contracts represent distinct or separate service streams that we provide to our customers.

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

The following table presents our revenue disaggregated by revenue source for the thirteen and thirty-nine weeks ended October 1, 2022 and October 2, 2021:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Engineering:
Time and Material	$7,181	$3,516	$33,920	$25,815
Fixed Fee	13,741	12,966	27,806	22,000
Permanent Placement Services	-	-	-	67
Total Engineering	$20,922	$16,482	$61,726	$47,882

Specialty Health Care:
Time and Material	$27,495	$19,324	$122,563	$62,985
Permanent Placement Services	502	322	1,075	738
Total Specialty Health Care	$27,997	$19,646	$123,638	$63,723

Life Sciences and Information Technology:
Time and Material	$7,008	$8,011	$26,506	$25,672
Fixed Fee	2,058	1,098	2,058	1,098
Permanent Placement Services	167	234	531	578
Total Life Sciences and Information Technology	$9,233	$9,343	$29,095	$27,348
	$58,152	$45,471	$214,459	$138,953

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

Deferred Revenue

There was $1.6 million of deferred revenue as of October 1, 2022.  Deferred revenue was $3.4 million as of January 1, 2022. Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet.  For the thirteen weeks ended October 1, 2022, the Company recognized $0.5 million of deferred revenue recorded at the beginning of the period.  For the thirteen weeks ended October 2, 2021, the Company did not recognize any deferred revenue recorded at the beginning of the period. For the thirty-nine weeks ended October 1, 2022 and October 2, 2021, the Company recognized $3.4 million and $0.4 million, respectively, of deferred revenue recorded at the beginning of the period.

Concentration

During the thirty-nine weeks ended October 1, 2022, the Company had two customers exceed 10% of consolidated revenue, representing 16.1% and 12.3% of consolidated revenue. Both customers are included in the Company’s Specialty Health Care segment. No customer exceeded 10% of consolidated revenue for any other period presented.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

4.     Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised as follows:

	October 1, 2022	January 1, 2022
Billed	$38,756	$37,396
Accrued and unbilled	8,777	10,231
Work-in-progress	4,359	1,810
Allowance for sales discounts and doubtful accounts	(1,106)	(1,197)

Accounts receivable, net	$50,786	$48,240

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

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency, the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable,” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $0.4 million and related transit accounts payable was $0.8 million, for a net payable of $0.4 million, as of October 1, 2022.  The transit accounts receivable was $1.0 million and related transit accounts payable was $2.1 million, for a net payable of $1.1 million, as of January 1, 2022.

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

Property and equipment are comprised of the following:

	October 1, 2022	January 1, 2022
Computers and systems	$3,936	$4,133
Equipment and furniture	85	86
Leasehold improvements	387	159
	4,408	4,378

Less: accumulated depreciation and amortization	2,266	2,439

Property and equipment, net	$2,142	$1,939

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $901 and $2,384 during the thirty-nine weeks ended October 1, 2022 and October 2, 2021, respectively. Depreciation and amortization expense of property and equipment for the thirteen weeks ended October 1, 2022 and October 2, 2021 was $266 and $250, respectively.  Depreciation and amortization expense of property and equipment for the thirty-nine weeks ended October 1, 2022 and October 2, 2021 was $729 and $775, respectively.

6.     Acquisitions and Divestitures

Future Contingent Payments

As of October 1, 2022, the Company had one active acquisition agreement whereby additional contingent consideration may be earned by the former shareholders: effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at October 1, 2022 as follows:

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

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of October 1, 2022.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

In the fourth quarter of 2021, the Company remeasured the value of its contingent consideration. The primary driver for remeasuring the contingent consideration was the performance by TKE.  This remeasurement led to a $1.7 million reduction to the contingent consideration liability relating to the TKE acquisition. TKE had high yearly performance targets to achieve earn-out consideration.  Two factors primarily contributed to TKE not hitting its performance targets.  The first was the COVID-19 pandemic which overlapped earn-out years two and three.  TKE had numerous projects in its pipeline that were delayed or eliminated by prospective clients.   The second factor relates to a specific client in earn-out year three.  This client was dissatisfied with the product output, and TKE agreed to fix the equipment. The additional cost caused TKE to miss its earn-out target.  Based on these factors, the Company determined to amend its asset purchase agreement with TKE, whereby TKE may receive maximum contingent consideration of $0.7 million, with portions earnable based on performance in fiscal years 2022 and 2023.

Potential future contingent payments to be made to all active acquisitions after October 1, 2022 are capped at a cumulative maximum of $0.6 million. The Company paid $0.1 million and $0.5 million of contingent consideration during the thirty-nine weeks ended October 1, 2022 and October 2, 2021, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.     Acquisitions and Divestitures (Continued)

Sale of Assets

On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada. The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. The Company will continue to offer other engineering services in Canada and similar services in the United States.  The Company evaluated this transaction under ASC 205-20, discontinued operations and determined it did not meet the requirements to be treated as such.  For the thirty-nine weeks ended October 2, 2021, these two offices generated revenue of $4.9 million. The purchase agreement provided for a typical indemnity escrow held by an independent escrow agent in the amount of $0.8 million. The Company received a portion of the escrow during the thirteen weeks ended October 1, 2022.  The remaining escrow balance has not been recognized in the Company’s financial statements, as the Company does not control the escrow. Provided there are no asserted indemnity claims, the Company expects to receive up to $0.5 million during the first half of fiscal 2023.

7.     Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  The Company reviewed industry and market conditions, reporting unit specific events as well as overall financial performance and determined that no indicators of impairment of goodwill existed during the thirty-nine weeks ended October 1, 2022. As such, no impairment loss on the Company’s intangible assets during the thirty-nine weeks ended October 1, 2022 was recorded as a result of such review.

The carrying amount of goodwill as of October 1, 2022 and January 1, 2022 was as follows:

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

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  At the option of Citizens Bank, LIBOR can be replaced with SOFR (Secured Overnight Financing Rate). Citizens Bank has not indicated when this switch may occur, but in any event, the Company does not believe there will be any material impact on its borrowing rate. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rates, including unused line fees, for the thirty-nine weeks ended October 1, 2022 and October 2, 2021 were 2.7% and 2.1%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of October 1, 2022, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended).

Borrowings under the line of credit as of October 1, 2022 and January 1, 2022 were $1.2 million and $14.2 million, respectively.  At both October 1, 2022 and January 1, 2022 there were letters of credit outstanding for $1.9 million.  At October 1, 2022 and January 1, 2022, the Company had availability for additional borrowings under the Revolving Credit Facility of $41.9 million and $28.9 million, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.     Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share.  The number of weighted-average shares used to calculate basic and diluted earnings per share for the thirteen and thirty-nine weeks ended October 1, 2022 and October 2, 2021 was determined as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Basic weighted average shares outstanding	10,154,505	10,974,788	10,172,765	11,218,565
Dilutive effect of outstanding restricted share units	367,653	450,826	394,051	446,539
Weighted average dilutive shares outstanding	10,522,158	11,425,614	10,566,816	11,665,104

For all periods presented, there were no anti-dilutive shares included in the calculation of common stock equivalents as there were no stock options outstanding.

Unissued shares of common stock were reserved for the following purposes:

	October 1, 2022	January 1, 2022
Time-based restricted stock units outstanding	303,695	420,628
Performance-based restricted stock units outstanding	75,000	125,000
Performance-based restricted stock units outstanding under plans to be approved by the shareholders	25,000	-
Future grants of options or shares	40,682	107,924
Shares reserved for employee stock purchase plan	364,231	448,110

Total	808,608	1,101,662

10.  Share-Based Compensation

At October 1, 2022, the Company had two share-based employee compensation plans. The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant.  Awards typically vest over periods ranging from one to five years and expire within 10 years of issuance.  The Company may also issue immediately vested equity awards.  Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method. The Company expenses performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest.  Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest or forfeited.

Share-based compensation expense for the thirteen weeks ended October 1, 2022 and October 2, 2021 was $425 and $247, respectively.  Share-based compensation expense for the thirty-nine weeks ended October 1, 2022 and October 2, 2021 was $1,130 and $957, respectively.  Stock-based compensation expense is included in selling, general and administrative expense in the Company’s income statement.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.  Share-Based Compensation (Continued)

As of October 1, 2022, the Company had $0.8 million of total unrecognized compensation cost related to all time-based non-vested share-based awards outstanding. The Company expects to recognize this expense over approximately five years.  These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions.  The number of shares issued on July 5, 2022 (the first business day following the previous offering period) was 46,746.  As of October 1, 2022, there were 364,231 shares available for issuance under the Purchase Plan.

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

As of October 1, 2022, under the 2014 Plan, 303,695 time-based shares were outstanding, 75,000 performance-based restricted share units were outstanding and 40,682 shares were available for awards thereunder.  As of October 1, 2022, there was one outstanding grant for performance-based restricted stock units. The target number of shares for this grant of performance-based restricted stock units is 100,000 shares but may be increased to 125,000 shares depending on the performance metrics achieved. No more than 75,000 shares may come from the 2014 Plan. Any additional amount over 75,000 shares must come from future amounts approved by the Company's shareholders.

The market value of equity grants issued for the thirty-nine weeks ended October 1, 2022 and October 2, 2021 was $3.0 million and $2.2 million, respectively.  These amounts are based on the equity price on the last trading day in the period presented.

Time-Based Restricted Stock Awards

From time-to-time the Company issues time-based restricted stock awards.  These time-based restricted stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s restricted stock award fully vests.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet. As of October 1, 2022, there were no accrued dividends.  Dividends for time-based restricted stock units that ultimately do not vest are forfeited.

The following summarizes the activity in the time-based restricted stock units under the 2014 Plan during the thirty-nine weeks ended October 1, 2022:

	Number of Time-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 1, 2022	420,628	$2.69
Granted	56,500	$8.07
Vested	(108,175)	$2.72
Forfeited or expired	(65,258)	$1.95
Outstanding non-vested at October 1, 2022	303,695	$3.87

Based on the closing price of the Company’s common stock of $16.69 per share on September 30, 2022 (the last trading day prior to October 1, 2022), the intrinsic value of the time-based non-vested restricted stock units at October 1, 2022 was approximately $5.1 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.  Share-Based Compensation (Continued)

Performance-Based Restricted Stock Units

From time-to-time, the Company issues performance-based restricted stock units to its executives.  Performance-based restricted stock units are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee. These performance-based restricted stock units typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period on any stock awards that actually vest, if any.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.  As of October 1, 2022, there were no accrued dividends for performance-based restricted stock units.  Dividends for performance-based restricted stock units that ultimately do not vest are forfeited.

To date, the Company has issued performance-based restricted stock units only under the 2014 Plan.  The following summarizes the activity in the performance-based restricted stock units during the thirty-nine weeks ended October 1, 2022:

	Number of Performance-Based Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 1, 2022	125,000	$3.26
Granted	100,000	$6.15
Vested	(125,000)	$3.26
Forfeited or expired	-	-
Outstanding non-vested at October 1, 2022	100,000	$6.15

As of October 1, 2022, there was one outstanding grant of performance-based restricted stock units. The target number of shares for this grant of performance-based restricted stock units is 100,000 shares but may be increased to 125,000 shares depending on the performance metrics achieved. No more than 75,000 shares may come from the 2014 Plan. Any additional amount over 75,000 shares must come from future amounts approved by the Company's shareholders.  The Company assesses at each reporting date whether achievement of any performance condition is probable and recognizes the expense when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period. If at a later measurement date the Company determines that performance-based restricted stock awards deemed as likely to vest are deemed as unlikely to vest, the expense recognized will be reversed.

The Company has estimated as of October 1, 2022 that a total of 125,000 performance-based stock units will be earned for fiscal 2022 performance metrics. The total expense recorded for the thirteen and thirty-nine weeks ended October 1, 2022 for performance-based stock units was $0.2 million and $0.6 million, respectively.  The total expense recorded for the thirteen and thirty-nine weeks ended October 2, 2021 for performance-based stock units was $0.1 million and $0.2 million, respectively.

During the thirty-nine weeks ended October 1, 2022, the Company awarded 1,000 immediately vested share awards at an average price of $18.48.  During the thirty-nine weeks ended October 2, 2021, the Company awarded 125,000 immediately vested share awards at an average price of $2.17.

As of October 1, 2022, there was approximately $0.8 million of total unrecognized compensation cost related to both unvested time-based and performance-based restricted stock units, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock units through fiscal 2027.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.  Treasury Stock Transactions

On August 5, 2022, the Company’s Board of Directors authorized a new program to repurchase shares of the Common Stock constituting, in the aggregate, up to an amount not to exceed $25.0 million. This new purchase program replaces the Company’s prior existing program to repurchase shares of the Common Stock, which was terminated in connection with the approval of the new program. The program is designed to provide the Company with enhanced flexibility over the long term to optimize its capital structure. Shares of the Common Stock may be repurchased in the open market or through negotiated transactions. The program may be terminated or suspended at any time at the discretion of the Company. The Company may enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market. The time of purchases and the exact number of shares to be purchased will depend on market conditions. The repurchase program does not include specific price targets or timetables and may be suspended or terminated at any time. The Company intends to finance any purchases using available working capital and capacity from the Company’s revolving line of credit.

During the thirty-nine weeks ended October 1, 2022, the Company purchased 637,372 shares at an average price of $10.03 per share.  During the thirty-nine weeks ended October 2, 2021, the Company purchased 1,157,719 shares at an average price of $3.58 per share. As of October 1, 2022, the Company had $21.4 million available for future treasury stock purchases.

12.  New Accounting Standards and Updates from the Securities and Exchange Commission (“SEC”)

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

Segment operating income (loss) includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Weeks Ended October 1, 2022	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$20,922	$27,997	$9,233	$-	$58,152
Cost of services	15,594	19,014	6,186	-	40,794
Gross profit	5,328	8,983	3,047	-	17,358
Selling, general and administrative	4,531	5,933	2,087	-	12,551
Depreciation and amortization of property and equipment	136	101	29	-	266
Gain on sale of assets	(219)	-	-	-	(219)
Operating income	$880	$2,949	$931	$-	4,760
Total assets as of October 1, 2022	$32,343	$33,280	$8,579	$2,607	$76,809
Capital expenditures	$207	$9	$39	$266	$521

Thirteen Weeks Ended October 2, 2021	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$16,482	$19,646	$9,343	$-	$45,471
Cost of services	12,694	14,115	6,448	-	33,257
Gross profit	3,788	5,531	2,895	-	12,214
Selling, general and administrative	3,834	4,415	2,133	-	10,382
Depreciation and amortization of property and equipment	120	99	31	-	250
Amortization of acquired intangible assets	6	-	-	-	6
Gain on sale of assets	(2,151)	-	-	-	(2,151)
Operating income	$1,979	$1,017	$731	$-	$3,727
Total assets as of October 2, 2021	$29,020	$26,483	$8,560	$6,228	$70,291
Capital expenditures	$16	$168	$35	$139	$358

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.  Segment Information (Continued)

Thirty-Nine Weeks Ended October 1, 2022	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$61,726	$123,638	$29,095	$-	$214,459
Cost of services	45,653	86,772	19,573	-	151,998
Gross profit	16,073	36,866	9,522	-	62,461
Selling, general and administrative	12,659	21,203	6,100	-	39,962
Depreciation and amortization of property and equipment	332	322	75	-	729
Gain on sale of assets	(219)	-	-	-	(219)
Operating income	$3,301	$15,341	$3,347	$-	$21,989
Total assets as of October 1, 2022	$32,343	$33,280	$8,579	$2,607	$76,809
Capital expenditures	$496	$57	$102	$275	$930

Thirty-Nine Weeks Ended October 2, 2021	Engineering	Specialty Health Care	Information Technology	Corporate	Total
Revenue	$47,882	$63,723	$27,348	$-	$138,953
Cost of services	36,875	47,564	19,184	-	103,623
Gross profit	11,007	16,159	8,164	-	35,330
Selling, general and administrative	10,570	12,937	6,059	-	29,566
Depreciation and amortization of property and equipment	428	260	87	-	775
Amortization of acquired intangible assets	95	-	-	-	95
Gain on sale of assets	(2,151)	-	-	-	(2,151)
Operating income	$2,065	$2,962	$2,018	$-	$7,045
Total assets as of October 2, 2021	$29,020	$26,483	$8,560	$6,228	$70,291
Capital expenditures	$55	$235	$44	$165	$499

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.  Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States. Revenues reported for each operating segment are all from external customers.  The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenue by geographic area for the thirteen and thirty-nine weeks ended October 1, 2022 and October 2, 2021 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenue
U. S.	$55,180	$41,584	$205,162	$124,337
Canada	1,091	1,912	3,555	8,371
Puerto Rico	1,261	1,245	3,760	4,128
Serbia	620	730	1,982	2,117
	$58,152	$45,471	$214,459	$138,953

Total assets by geographic area as of the reported periods were as follows:

	October 1, 2022	January 1, 2022
Total assets
U. S.	$73,700	$69,566
Canada	959	1,327
Puerto Rico	1,351	963
Serbia	799	996
	$76,809	$72,852

14.  Income Taxes

The Company recognized $6.0 million of income tax expense for the thirty-nine weeks ended October 1, 2022, as compared to $1.8 million for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 27.1% as compared to 26.4% for the comparable prior-year period. The projected fiscal 2022 income tax rates as of October 1, 2022, were approximately 27.5%, 25.1% and 15.7% in the United States, Canada and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The comparable prior-year period estimated income tax rates were 28.0%, 26.1% and 15.4% in the United States, Canada and Serbia, respectively.

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

The Company is exposed to various asserted claims as of October 1, 2022, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of October 1, 2022, the Company has accrued $3.1 million for asserted claims.

In April 2022, a client of the Company’s Industrial Processing Group alleged that a system partially designed by the Company is not operating as intended and that the Company is responsible. The Company is attempting to find a mutually agreeable solution but has not determined if it has any liability. In the event of liability, the Company believes its damages are contractually limited to an amount no higher than $3.3 million. Furthermore, the Company believes that if it were found liable, any damages would be covered by insurance, subject to a deductible of $0.5 million and maximum coverage of $5.0 million. The Company has reserved $0.5 million for this project. The Company can give no assurance that its liability is limited to $3.3 million or that the liability over $0.5 million will be covered by insurance.

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

The components of lease expense were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Operating lease cost	$364	$341	$1,245	$1,413

Finance lease cost
Amortization of right of use assets	$134	$110	$350	$292
Interest on lease liabilities	2	3	6	6
Total finance lease cost	$136	$113	$356	$298

Supplemental cash flow information related to leases was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$357	$360	$1,272	$1,467
Operating cash flows from finance leases	$-	$5	$6	$7
Financing cash flows from finance leases	$117	$174	$388	$322

Right of use assets obtained in exchange for lease obligations
Operating leases	$364	$363	$1,096	$534
Finance leases	$257	$1,002	$257	$1,002

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Leases (Continued)

Supplemental balance sheet information as of October 1, 2022 and January 1, 2022 related to leases was as follows:

	October 1, 2022	January 1, 2022
Operating leases
Operating lease right of use assets	$2,184	$1,877

Operating right of use liability - current	$(1,271)	$(1,502)
Operating right of use liability - non-current	(1,652)	(1,631)
Total operating lease liabilities	$(2,923)	$(3,133)

Property and equipment - (right of use assets)	$1,177	$1,367
Accumulated depreciation	(324)	(375)
Property and equipment, net	$853	$992

Finance lease liability - current	$(461)	$(437)
Finance lease liability - non-current	(349)	(502)
Total finance lease liabilities	$(810)	$(939)

Weighted average remaining lease term in years
Operating leases	2.30	1.80
Finance leases	1.75	2.34

Weighted average discount rate
Operating leases	2.64%	3.32%
Finance leases	0.87%	1.15%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2022 (After October 1, 2022)	$346	$117
2023	1,306	466
2024	609	233
2025	347	-
2026	263	-
Thereafter	159	-

Total lease payments	3,030	816
Less: imputed interest	(107)	(7)
Total	$2,923	$809

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.	Subsequent Events

Effective October 2, 2022, the Company purchased the fixed and intangible assets of TalentHerder LLC (“TalentHerder”). TalentHerder will retain its net working capital. TalentHerder is in the business of recruitment and placement of executives and other employees for technology, venture-backed startups, and other companies. The Company paid TalentHerder $4.2 million in cash and $0.6 million in restricted stock at closing. In addition, the Company will make up to six deferred contingent payments in a combination of cash and stock, the total amount of which will not exceed $11.3 million. The deferred payments are contingent on achieving certain levels of net operating income.

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

Recently Issued Accounting Pronouncements

A discussion of the recently issued accounting pronouncements is set forth in Note 12, New Accounting Standards and Updates from the Securities and Exchange Commission, in the unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended October 1, 2022 Compared to Thirteen Weeks Ended October 2, 2021

A summary of operating results for the thirteen weeks ended October 1, 2022 and October 2, 2021 is as follows (in thousands):

	October 1, 2022		October 2, 2021
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$58,152	100.0	$45,471	100.0
Cost of services	40,794	70.1	33,257	73.0
Gross profit	17,358	29.9	12,214	27.0

Selling, general and administrative	12,551	21.6	10,332	22.7
Depreciation and amortization of property and equipment	266	0.4	250	0.6
Amortization of acquired intangible assets	-	0.0	6	0.0
Gain on sale of assets	(219)	(0.4)	(2,151)	(4.7)
Operating costs and expenses	12,598	21.6	8,487	18.7

Operating income	4,760	8.3	3,727	8.3
Other (income) expense, net	(55)	0.0	16	0.1

Income before income taxes	4,815	8.3	3,711	8.2
Income tax expense	1,297	2.2	959	2.1

Net income	$3,518	6.1	$2,752	6.1

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended October 1, 2022 and October 2, 2021 consisted of thirteen weeks each.

Revenue.  Revenue increased 27.9%, or $12.7 million, for the thirteen weeks ended October 1, 2022 as compared to the thirteen weeks ended October 2, 2021 (the “comparable prior-year period”).  Revenue increased $4.4 million in the Engineering segment, increased $8.4 million in the Specialty Health Care segment and decreased $0.1 million in the Life Sciences and Information Technology segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit.  Cost of services increased 22.7%, or $7.5 million, for the thirteen weeks ended October 1, 2022 as compared to the comparable prior-year period. Cost of services increased primarily due to the increase in revenue.  Cost of services as a percentage of revenue for the thirteen weeks ended October 1, 2022 and October 2, 2021 was 70.1% and 73.0%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $12.6 million for the thirteen weeks ended October 1, 2022 as compared to $10.3 million for the comparable prior-year period.  As a percentage of revenue, SGA expenses were 21.6% for the thirteen weeks ended October 1, 2022 and 22.7% for the comparable prior-year period.   See Segment Discussion for further information on SGA expense changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended October 1, 2022 Compared to Thirteen Weeks Ended October 2, 2021 (Continued)

Gain on Sale of Assets.  On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada.  The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. During the prior year periods presented, the Company recorded a net gain on the sale of these assets and liabilities of $2.2 million.

Other Expense (Income).  Other expense (income) consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions.  Other expense (income) decreased marginally as compared to the comparable prior year period.

Income Tax Expense (Benefit).  The Company recognized $1.3 million of income tax expense for the thirteen weeks ended October 1, 2022, as compared to $1.0 million of income tax benefit for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 26.9% as compared to 25.8% for the comparable prior-year period.  The projected fiscal 2022 income tax rates as of October 1, 2022, were approximately 27.5%, 25.1% and 15.7% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented.

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

Thirteen Weeks Ended October 1, 2022 Compared to Thirteen Weeks Ended October 2, 2021 (Continued)

Segment Discussion

Engineering

Engineering revenues of $20.9 million for the thirteen weeks ended October 1, 2022 increased 26.9%, or $4.4 million, compared to the comparable prior-year period.  The increase in revenue was comprised of the following: increases in Aerospace revenue of $1.0 million and Energy Services revenue of $3.9 million, offset by a decrease in revenue $0.5 million resulting from the sale of the Canadian Power Systems Group, discussed below.  The increase in Aerospace revenue was primarily due to a new outsourcing engagement with one of the Company’s long-time customers and the Company’s entrance into the burgeoning rocket industry. Gross profit increased by 40.7%, or $1.5 million, as compared to the comparable prior-year period. Gross profit increased because of the increase in revenue and an increase in gross profit margin. Gross profit margin of 25.5% for the current period increased from 23.0% for the comparable prior-year period. The increase in gross profit margin was due to three factors: 1) decreased revenue from the Canadian Power Systems Group, as the prior-year gross profit margin associated with such revenue was dilutive at 19.7%; 2) improved project execution across all three of the Engineering business lines; and 3) a concerted effort to improve gross profit margin through better managing of utilization and focusing on higher gross profit margin opportunities. The Engineering segment’s SGA expense of $4.5 million increased by $0.7 million due to investment in new personnel to reposition and generate future growth. The Engineering segment experienced operating income of $0.9 million for the thirteen weeks ended October 1, 2022, as compared to $2.0 million for the comparable prior-year period. The decrease in operating income was due to recognizing a gain on sale of assets of $0.2 million for the thirteen weeks ended October 1, 2022, as compared to $2.2 million for the comparable prior-year period, and the increase in SGA expense, offset by the increase in gross profit.

On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as the Canadian Power Systems business and principally provided engineering services to two major nuclear power providers in Canada.  The two Canadian Power Systems offices were part of a reporting unit within the Company’s Engineering segment. The Company will continue to offer other engineering services in Canada and similar services in the United States.  For the thirteen weeks ended October 2, 2021, these two offices generated revenue of $0.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended October 1, 2022 Compared to Thirteen Weeks Ended October 2, 2021 (Continued)

Segment Discussion (Continued)

Specialty Health Care

Specialty Health Care revenue of $28.0 million for the thirteen weeks ended October 1, 2022 increased 42.5%, or $8.4 million, as compared to the comparable prior-year period.  The increase in revenue was driven by both the Company’s school and non-school clients. Revenue from school clients for the thirteen weeks ended October 1, 2022 was $16.6 million as compared to $10.1 million for the comparable prior-year period. Revenue from non-school clients for the thirteen weeks ended October 1, 2022 was $10.4 million as compared to $9.5 million for the comparable prior-year period. Revenue increases were due to the reopening of Specialty Health Care School clients and unprecedented demand for health care professionals across all types of clients served. The Specialty Health Care segment’s gross profit increased by 62.4%, or $3.5 million, to $9.0 million for the thirteen weeks ended October 1, 2022, as compared to $5.5 million for the prior-year period. The increase in gross profit was primarily driven by the increase in revenue, but also a higher gross profit margin. Gross profit margin for the thirteen weeks ended October 1, 2022 increased to 32.1% as compared to 28.2% for the comparable prior-year period.  The increase in gross profit margin was primarily due to more normalized revenue and the high demand for certain services.  Specialty Health Care experienced operating income of $2.9 million for the thirteen weeks ended October 1, 2022, as compared to $1.0 million for the comparable prior-year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase in SGA expense. SGA expense increased by $1.5 million to $5.9 million, as compared to $4.4 million in the comparable prior-year period. The increase in SGA expense was primarily due to increasing our workforce to help meet increased demand.

Life Sciences and Information Technology

Life Sciences and Information Technology revenue of $9.2 million for the thirteen weeks ended October 1, 2022 decreased 1.2%, or $0.1 million, as compared to $9.3 million for the comparable prior-year period. Gross profit of $3.0 million for the thirteen weeks ended October 1, 2022 increased 5.3%, or $0.1 million, as compared to $2.9 million for the comparable prior-year period. The increase in gross profit was due to the increase in gross profit margin.  The Life Sciences and Information Technology gross profit margin for the thirteen weeks ended October 1, 2022 was 33.0% as compared to 31.0% for the comparable prior-year period.  The Company attributes the gross profit margin increase to its Life Sciences practice and a concerted effort to increase gross profit margin through its managed service offerings. SGA expense decreased by a negligible amount as compared to $2.1 million in the comparable prior-year period. The Life Sciences and Information Technology segment experienced operating income of $0.9 million as compared to $0.7 million for the comparable prior-year period. The increase in operating income was due to the increase in gross profit and decrease in SGA expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Weeks Ended October 1, 2022 Compared to Thirty-Nine Weeks Ended October 2, 2021

A summary of operating results for the thirty-nine weeks ended October 1, 2022 and October 2, 2021 is as follows (in thousands):

	October 1, 2022		October 2, 2021
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$214,459	100.0	$138,953	100.0
Cost of services	151,998	70.9	103,623	74.6
Gross profit	62,461	29.1	35,330	25.4

Selling, general and administrative	39,962	18.6	29,566	21.2
Depreciation and amortization of property and equipment	729	0.3	775	0.6
Amortization of acquired intangible assets	-	0.0	95	0.1
Gain on sale of assets	(219)	(0.1)	(2,151)	(1.6)
Operating costs and expenses	40,472	18.8	28,285	20.3

Operating income	21,989	10.3	7,045	5.1
Other (income) expense, net	(31)	0.0	229	0.2

Income before income taxes	22,020	10.3	6,816	4.9
Income tax expense	5,968	2.8	1,801	1.3

Net income	$16,052	7.5	$5,015	3.6

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended October 1, 2022 and October 2, 2021 consisted of thirty-nine weeks each.

Revenue.  Revenue increased 54.3%, or $75.5 million, for the thirty-nine weeks ended October 1, 2022 as compared to the thirty-nine weeks ended October 2, 2021 (the “comparable prior-year period”).  Revenue increased $13.8 million in the Engineering segment, $59.9 million in the Specialty Health Care segment and $1.8 million in the Life Sciences and Information Technology segment.  See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit.  Cost of services increased 46.7%, or $48.4 million, for the thirty-nine weeks ended October 1, 2022 as compared to the comparable prior-year period. Cost of services increased primarily due to the increase in revenue.  Cost of services as a percentage of revenue for the thirty-nine weeks ended October 1, 2022 and October 2, 2021 was 70.9% and 74.6%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $40.0 million for the thirty-nine weeks ended October 1, 2022 as compared to $29.6 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 18.6% for the thirty-nine weeks ended October 1, 2022 and 21.2% for the comparable prior-year period.   See Segment Discussion for further information on SGA expense changes.

Gain on Sale of Assets.  On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada.  The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. During the prior year periods presented, the Company recorded a net gain on the sale of these assets and liabilities of $2.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Weeks Ended October 1, 2022 Compared to Thirty-Nine Weeks Ended October 2, 2021 (Continued)

Other Expense (Income).  Other expense (income) consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions.  Other expense (income), decreased by $0.3 million as compared to the comparable prior year period, primarily due to a decrease in interest expense, net and an increase on gains on foreign currency transactions.  Interest expense decreased primarily due to decreased borrowing.

Income Tax Expense (Benefit).  The Company recognized $6.0 million of income tax expense for the thirty-nine weeks ended October 1, 2022, as compared to $1.8 million of income tax benefit for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 27.1% as compared to 26.4% for the comparable prior-year period.  The projected fiscal 2022 income tax rates as of October 1, 2022, were approximately 27.5%, 25.1% and 15.7% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented.

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

Segment Discussion

Engineering

Engineering revenues of $61.7 million for the thirty-nine weeks ended October 1, 2022 increased 28.9%, or $13.8 million, compared to the comparable prior-year period.  The increase in revenue was comprised of the following: increases in Aerospace revenue of $12.4 million, Industrial Processing revenue of $4.0 million, and Energy Services revenue of $2.3 million, offset by a decrease in revenue of $4.9 million resulting from the sale of the Canadian Power Systems Group.  The increase in Aerospace revenue was primarily due to a new outsourcing engagement with one of the Company’s long-time customers and the Company’s entrance into the burgeoning rocket industry. The increase in Industrial Processing revenue was primarily due to spending increases by several major customers seeking to upgrade their ethanol related production capability. Gross profit increased by 46.0%, or $5.1 million, as compared to the comparable prior-year period. Gross profit increased because of the increase in revenue and an increase in gross profit margin. Gross profit margin of 26.0% for the current period increased from 23.0% for the comparable prior-year period. The increase in gross profit margin was due to three factors: 1) decreased revenue from the Canadian Power Systems Group, as the prior-year gross profit margin associated with such revenue was dilutive at 21.7%; 2) improved project execution across all three of the Engineering business lines; and 3) a concerted effort to improve gross profit margin through better managing of utilization and focusing on higher gross profit margin opportunities. The Engineering segment’s SGA expense of $12.7 million increased by $2.1 million due to investment in new personnel to reposition and generate future growth. The Engineering segment experienced operating income of $3.3 million for the thirteen weeks ended October 1, 2022, as compared to $2.1 million for the comparable prior-year period. The increase in operating income was due to the increase in gross profit, offset by the increase in SGA expense and the gain on sale of assets of $0.2 million for the thirty-nine weeks ended October 1, 2022, as compared to $2.2 million for the comparable prior-year period.

For the thirty-nine weeks ended October 2, 2021, two offices composing the Canadian Power Systems business generated revenue of $4.9 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Weeks Ended October 1, 2022 Compared to Thirty-Nine Weeks Ended October 2, 2021 (Continued)

Segment Discussion (Continued)

Specialty Health Care

Specialty Health Care revenue of $123.6 million for the thirty-nine weeks ended October 1, 2022 increased 94.0%, or $59.9 million, as compared to the comparable prior-year period.  The increase in revenue was driven by both the Company’s school and non-school clients. Revenue from school clients for the thirty-nine weeks ended October 1, 2022 was $90.4 million as compared to $39.2 million for the comparable prior-year period. Revenue from non-school clients for the thirty-nine weeks ended October 1, 2022 was $33.2 million as compared to $24.5 million for the comparable prior-year period. Revenue increases were due to the reopening of Specialty Health Care School clients and unprecedented demand for health care professionals across all types of clients served. The Specialty Health Care segment’s gross profit increased by 128.1%, or $20.7 million, to $36.9 million for the thirty-nine weeks ended October 1, 2022, as compared to $16.2 million for the prior-year period. The increase in gross profit was primarily driven by the increase in revenue, but also a higher gross profit margin. Gross profit margin for the thirty-nine weeks ended October 1, 2022 increased to 29.8% as compared to 25.4% for the comparable prior-year period.  The increase in gross profit margin was primarily due to more normalized revenue and the high demand for certain services.  Specialty Health Care experienced operating income of $15.3 million for the thirty-nine weeks ended October 1, 2022, as compared to $3.0 million for the comparable prior-year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase in SGA expense. SGA expense increased by $8.3 million to $21.2 million, as compared to $12.9 million in the comparable prior-year period. The increase in SGA expense was primarily due to increasing our workforce to help meet increased demand.

Life Sciences and Information Technology

Life Sciences and Information Technology revenue of $29.1 million for the thirty-nine weeks ended October 1, 2022 increased 6.4%, or $1.8 million, as compared to $27.3 million for the comparable prior-year period. The increase in Life Sciences and Information Technology revenue was primarily driven by the Company’s Life Sciences practice. Gross profit of $9.5 million for the thirty-nine weeks ended October 1, 2022 increased 16.6%, or $1.4 million, as compared to $8.2 million for the comparable prior-year period. The increase in gross profit was primarily due to the increase in revenue, as well as an increase in gross profit margin.  The Life Sciences and Information Technology gross profit margin for the thirty-nine weeks ended October 1, 2022 was 32.7% as compared to 29.9% for the comparable prior-year period.  The Company attributes the gross profit margin increase to higher revenue from its Life Sciences practice and a concerted effort to increase gross profit margin through its managed service offerings. SGA expense increased marginally, as compared to $6.0 million in the comparable prior-year period. The Life Sciences and Information Technology segment experienced operating income of $3.3 million as compared to $2.0 million for the comparable prior-year period. The increase in operating income was primarily due to the increase in revenue and gross profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Weeks Ended October 1, 2022 Compared to Thirty-Nine Weeks Ended October 2, 2021 (Continued)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021
Cash provided by (used in):
Operating activities	$20,864	$4,899
Investing activities	$(576)	$6,020
Financing activities	$(19,468)	$(8,751)

Operating Activities

Operating activities provided $20.9 million of cash for the thirty-nine weeks ended October 1, 2022 as compared to $4.9 million in the comparable prior-year period.  The major components of cash provided by operating activities in the thirty-nine weeks ended October 1, 2022 and the comparable prior-year period are as follows: net income, and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and accrued payroll and related costs, and deferred revenue.

For the thirty-nine weeks ended October 1, 2022, the Company experienced net income of $16.1 million as compared to $5.0 million for the comparable prior-year period.  An increase in accounts receivables in the thirty-nine weeks ended October 1, 2022 used $3.6 million of cash as compared to using $9.6 million in the comparable prior-year period. The Company primarily attributes this increase in accounts receivables for the thirty-nine weeks ended October 1, 2022 to an increase in revenue.

While highly variable, the Company’s transit accounts payable typically exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.4 million as of October 1, 2022 and a net payable of $1.1 million as of January 1, 2022, using $0.7 million of cash during the thirty-nine weeks ended October 1, 2022.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.9 million as of October 2, 2021 and a net payable of $2.4 million as of January 2, 2021, using $1.4 million of cash during the thirty-nine weeks ended October 2, 2021.

Prepaid expenses and other current assets provided cash of $0.6 million for the thirty-nine weeks ended October 1, 2022 as compared to $3.1 million of cash for the comparable prior-year period.  The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets generally tend to increase at the end of a fiscal year and decrease during the first half.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

An increase in accounts payable and accrued expenses provided cash of $3.1 million for the thirty-nine weeks ended October 1, 2022 as compared to providing $2.5 million for the comparable prior-year period.  The Company attributes these changes to typical fluctuations in the normal course of business.

Changes in accrued payroll and related costs provided cash of $4.2 million for the thirty-nine weeks ended October 1, 2022 as compared to $1.8 million for the comparable prior-year period.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirty-nine weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.   The Company’s last major payroll for the thirty-nine weeks ended October 1, 2022 was paid on September 23, 2022.  During fiscal 2020, the Company deferred $3.3 million of employer payroll taxes under the CARES Act. Half of these deferred payroll taxes were paid in December 2021 and the remaining portion must be paid in December 2022.

Historically, the Company has experienced small deferred revenue balances that have been included in accounts payable and accrued expenses.  During the second half of fiscal 2021, the Company’ Industrial Processing group secured several contracts with significant front-loaded payments, thereby generating larger deferred revenue balances than typically generated. The Company’s deferred revenue balance as of October 1, 2022 was $1.6 million, as compared to $3.4 million as of January 1, 2022, using cash from operations of $1.8 million for the thirty-nine weeks ended October 1, 2022.

Investing Activities

Investing activities used $0.6 million of cash for the thirty-nine weeks ended October 1, 2022 and provided $6.0 million of cash for the comparable prior-year period.  Investing activities used $0.7 million for the purchase of property and equipment in the current period as compared to $0.5 million in the comparable prior-year period.

Financing Activities

Financing activities used $19.5 million of cash for the thirty-nine weeks ended October 1, 2022 as compared to $8.8 million in the comparable prior-year period.  The Company made net payments under its line of credit of $13.0 million during the thirty-nine weeks ended October 1, 2022 as compared to net payments of $3.9 million in the comparable prior-year period.  The Company used $6.4 million to repurchase shares of its common stock in the current period as compared to $4.1 million in the comparable prior-year period.  The Company generated cash of $0.4 million from sales of shares from its equity plans for the current period and $0.1 million for the comparable prior-year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) LIBOR (London Interbank Offered Rate), plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  At the option of Citizens Bank, LIBOR can be replaced with SOFR (Secured Overnight Financing Rate). The LIBOR alternative is being phased out in 2022.  Citizens Bank has not indicated when this switch will occur, but in any event, the Company does not believe there will be any material impact on its borrowing rate. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.  The effective weighted average interest rate, including unused line fees, for the thirty-nine weeks ended October 1, 2022 and October 2, 2021 were 2.7% and 2.1%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries.  The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of October 1, 2022, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended).  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of October 1, 2022 and January 1, 2022 were $1.2 million and $14.2 million, respectively.  At both October 1, 2022 and January 1, 2022 there were letters of credit outstanding for $1.9 million.  At October 1, 2022 and January 1, 2022, the Company had availability for additional borrowings under the Revolving Credit Facility of $41.9 million and $28.9 million, respectively.

In addition to borrowings and sales of shares from its equity plans, the Company may raise capital through sales of shares of common stock under its at the market issuance program (the “ATM Program”) established under its May 2021 At Market Issuance Sales Agreement with B. Riley Securities, Inc., as the agent (the “Agent”).  The ATM Program allows the Company to offer and sell shares of the common stock having an aggregate sales price of up to $25.0 million from time to time through the Agent.  To date, the Company has not sold any shares under the ATM Program.

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

Liquidity and Capital Resources (Continued)

Current Liquidity and Revolving Credit Facility (Continued)

The Company’s liquidity and capital resources as of October 1, 2022, included accounts receivable and total current asset balances of $52.8 million and $55.6 million, respectively. Current liabilities were $36.6 million as of October 1, 2022 and were exceeded by total current assets by $19.0 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations. As of October 1, 2022, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility.  The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

The Company is exposed to various asserted claims as of October 1, 2022, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of October 1, 2022, the Company has accrued $3.1 million for asserted claims.

In April 2022, a client of the Company’s Industrial Processing Group alleged that a system partially designed by the Company is not operating as intended and that the Company is responsible. The Company is attempting to find a mutually agreeable solution but has not determined if it has any liability. In the event of liability, the Company believes its damages are contractually limited to an amount no higher than $3.3 million. Furthermore, the Company believes that if it were found liable, any damages would be covered by insurance, subject to a deductible of $0.5 million and maximum coverage of $5.0 million. The Company has reserved $0.5 million for this project. The Company can give no assurance that its liability is limited to $3.3 million or that the liability over $0.5 million will be covered by insurance.

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

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2022 (After October 1, 2022)	$346	$117
2023	1,306	466
2024	609	233
2025	347	-
2026	263	-
Thereafter	159	-

Total lease payments	3,030	816
Less: imputed interest	(107)	(7)
Total	$2,923	$809

As of October 1, 2022, the Company had one active acquisition agreement whereby additional contingent consideration may be earned by the former shareholders: effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”). The Company estimates future contingent payments at October 1, 2022 as follows:

Fiscal Year Ending	Total
December 31, 2022	$-
December 30, 2023	300
December 29, 2024	304
Estimated future contingent consideration payments	$604

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  Potential future contingent payments to be made to all active acquisitions after October 1, 2022 are capped at a cumulative maximum of $0.6 million. The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of October 1, 2022.  During the thirty-nine weeks ended October 1, 2022, the Company measured the intangibles acquired at fair value on a non-recurring basis.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio.  The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.  As of October 1, 2022, the Company’s investments consisted of cash and money market funds.  The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.  Based on the Company’s variable-rate line of credit balances during the thirty-nine weeks ended October 1, 2022, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.1 million.  The Company does not expect any material loss with respect to its investment portfolio.

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

As management prepares and executes its virtual financial close process, there could be related implications on the internal controls performed specifically in conjunction with the preparation, review, and filing of this report. There is a risk that moving to a virtual environment in response to COVID-19 could result in certain controls (e.g., financial closing and reporting controls) being overridden or performed less frequently, or that management could be designing and implementing new controls in response to new risks. In addition, in instances where relevant controls fail, and there are no compensating controls in place, there may be fewer opportunities to timely identify or remediate control deficiencies. There were no changes in the Company’s internal control over financial reporting during the thirteen weeks ended October 1, 2022, that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 3, 2022 - July 31, 2022	-	-	-	-
August 1, 2022 - August 31, 2022	14,879	$15.21	14,879	$24,774,000
September 1, 2022 - October 1, 2022	216,013	$15.68	230,892	$21,387,000
Total	230,892	$15.65	230,892	$21,387,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

RCM Technologies, Inc.
Date: November 10, 2022	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: November 10, 2022	By: /s/ Kevin D. Miller
Kevin D. Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)