Form 10-K
period 2022-12-31
RCM TECHNOLOGIES, INC.
filed 2023-03-16
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $116.9 million based upon the closing price of $19.23 per share of the registrant’s common stock on July 1, 2022 on The NASDAQ Global Market. For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than 5% of the Common Stock of the Company as affiliates.

The number of shares of registrant’s common stock (par value $0.05 per share) outstanding as of March 15, 2023: 9,055,903.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K. If the 2023 Proxy Statement is not filed by May 1, 2023 (the first business day following the day that is 120 days after the last day of the registrant’s 2022 fiscal year), an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

RCM TECHNOLOGIES, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the Company’s strategic and business initiatives and growth strategies; and the outcome of litigation (at both the trial and appellate levels) and arbitrations, or other business disputes, involving the Company. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from such statements. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions affecting the provision of life sciences, information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the effects of the COVID-19 pandemic and endemic; (iii) the Company’s ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iv) the Company’s ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (v) the Company’s relationships with and reliance upon significant customers, and ability to collect accounts receivable from such customers; (vi) risks associated with foreign currency fluctuations and changes in exchange rates, particularly with respect to the Canadian dollar; (vii) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (viii) the adverse effect a potential decrease in the trading price of the Company’s common stock would have upon the Company’s ability to acquire businesses through the issuance of its securities; (ix) the Company’s ability to obtain financing on satisfactory terms; (x) the reliance of the Company upon the continued service of its executive officers; (xi) the Company’s ability to remain competitive in the markets that it serves; (xii) the Company’s ability to maintain its unemployment insurance premiums and workers compensation premiums; (xiii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiv) the Company’s ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xv) the risk of cyber attacks on our information technology systems or those of our third party vendors; (xvi) the Company’s ability to remain in compliance with federal and state wage and hour laws and regulations; (xvii) uncertainties in predictions as to the future need for the Company’s services; (xviii) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (ixx) the costs of conducting and the outcome of litigation, arbitrations and other business disputes involving the Company, and the applicability of insurance coverage with respect to any such litigation; (xx) the results of, and costs relating to, any interactions with shareholders of the Company who may pursue specific initiatives with respect to the Company’s governance and strategic direction, including without limitation a contested proxy solicitation initiated by such shareholders, or any similar such interactions; and (xxi) other economic, competitive, health and governmental factors affecting the Company’s operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Except as required by law, the Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

General

RCM Technologies, Inc. is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers. The Company provides these services through the deployment of advanced specialty health care, engineering, life sciences and information technology services. For over 40 years, the Company has developed and assembled an attractive, diverse and extensive portfolio of capabilities, service offerings and delivery options. This combination, paired with RCM’s efficient pricing structure, offers clients a compelling value proposition.

RCM consists of three operating segments: Specialty Health Care, Engineering and Life Sciences and Information Technology services.

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

During the fiscal year ended December 31, 2022, approximately 56.0% of RCM’s total revenue were derived from Specialty Health Care services, 30.2% from Engineering services, and the remaining 13.8% from Life Sciences and Information Technology services.

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

ITEM 1. BUSINESS (CONTINUED)

Industry Overview (Continued)

In the health care services industry, a shortage of nurses and other medical personnel in the United States has led to increases in business activity for health care service companies, including the Company’s Specialty Health Care group. Due in part to an aging population and improved medical technology, the demand for selected health care professionals is expected to continue over the next several years, with an emphasis on leveraging technology to expand access to care. The increased adoption of telemedicine, an area in which the Specialty Health Care group has developed new service offerings, is a primary example. In addition, public educational institutions are outsourcing their requirements for school nurses, therapists and paraprofessionals to lower their costs and it is expected that this will continue and grow. Each of these dynamics have been exacerbated by COVID-19. The pandemic has also altered patterns in health care delivery, with newer delivery models gaining traction, namely telemedicine. Given federal and state regulatory changes as well as private insurer reimbursement methods, utilization of telemedicine services increased significantly. CDC researchers stated that maintaining the expansion of telehealth remains critical to providing access to care. It is expected the total addressable market opportunity will continue to expand and grow. Expanding access to behavioral health and mental well-being is also a priority for public health officials. Increasing and maintaining access to proper care remains a top priority and the market opportunity for these services is expected to continue to grow. While the Company believes that the demand for Healthcare related services remains historically high, the Company also believes this demand has subsided some as COVID-19 shifts from a pandemic to an endemic.

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

ITEM 1. BUSINESS (CONTINUED)

Business Strategy

RCM is dedicated to providing solutions to meet its clients’ business needs by delivering specialty health care, engineering, life sciences and information technology services. The Company’s objective is to remain a recognized leader of specialized professional staffing, consulting services and solutions in major markets throughout North America. The Company adapts operating strategies to achieve this objective. The following is a discussion of the key elements of its growth and operating strategies:

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

To develop close customer relationships, the Company’s practice managers and/or salespeople regularly meet with both existing and prospective clients to identify areas of need and help design solutions and identify the resources needed to execute their strategies. The Company’s managers also maintain close communications with their customers during each project and on an ongoing basis after its completion. The Company believes that this relationship-oriented approach can result in greater customer satisfaction. Additionally, the Company believes that by collaborating with its customers in designing business solutions, it can generate new opportunities to cross-sell additional services that the Company has to offer. The Company focuses on providing customers with qualified individuals or teams of experts compatible with the business needs of its customers and makes a concerted effort to follow the progress of such relationships to ensure their continued success.

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

As of December 31, 2022, the Company assigned approximately 2,540 specialty health care services personnel to its customers.

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

As of December 31, 2022, the Company assigned approximately 490 engineering and technical personnel to its customers.

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

The Company provides its life sciences and information technology services through a number of flexible delivery methods. These include management consulting engagements, project management of client efforts, project implementation of client initiatives, outsourcing, both on and off site, and a full complement of resourcing alternatives.

As of December 31, 2022, the Company assigned approximately 230 Life Sciences and Information Technology personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices

The Company’s organization consists of 26 branch offices located in the United States, Canada, Puerto Rico and Serbia. The locations and services of each of the branch offices are set forth in the table below.

LOCATION	NUMBER OF OFFICES	SERVICES PROVIDED(1)
UNITED STATES
Arizona	1	HC
California	3	HC, IT
Connecticut	1	E
Florida	2	HC, E
Hawaii	1	HC
Illinois	1	HC
Massachusetts	1	IT
Michigan	1	HC
New Jersey	2	E, IT
New York	4	E, HC, IT
North Carolina	1	HC
Rhode Island	1	E
Tennessee	1	HC
Texas	1	HC
	21

CANADA	1	E

PUERTO RICO	1	E, IT

SERBIA	3	E, IT

(1) Services provided are abbreviated as follows:

E         - Engineering

HC      - Specialty Health Care

IT        - Life Sciences and Information Technology

The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia.

ITEM 1. BUSINESS (CONTINUED)

International Operations

The Company operates its business in Canada and, to a less significant extent, in Puerto Rico and Serbia. For the fiscal year ended December 31, 2022, approximately 4.4% of the Company’s revenue were generated outside the United States. There are certain risks inherent in conducting business internationally including: the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws (including without limitation the U.S. Foreign Corrupt Practices Act), changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, complex and uncertain employment environments, political instability and potentially adverse tax consequences. Our operations in Serbia could be adversely affected by the current conflict between Ukraine and Russia, with which Serbia has substantial ties. Should sanctions against Russia affect Russia in a way that causes adverse economic consequences to Serbia, or if such sanctions were to be extended to countries that might be considered to be in alignment with Russia, thus could have a negative impact on our employees or operations both within and outside Serbia. To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

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

ITEM 1. BUSINESS (CONTINUED)

Key Customers

The Company has established long-term relationships with many of its customers across each of its business segments. RCM’s emphasis on client retention has resulted in repeat business from many of its largest strategic accounts. During the fiscal year ended December 31, 2022, the Company had two customers exceed 10% of consolidated revenue, representing 13.2% and 12.7% of consolidated revenue. The Company’s five, ten and twenty largest customers accounted for approximately 43.0%, 53.7% and 67.0%, respectively, of the Company’s revenue for the fiscal year ended December 31, 2022.

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

The Company believes its principal competitive advantages in the engineering and life sciences and information technology services market include: strong relationships with existing clients, a long-term track record with over 1,000 clients, a broad range of services, technical expertise, knowledge and experience in multiple industry sectors, quality and flexibility of service, responsiveness to client needs and speed in delivering life sciences and information technology solutions.

Additionally, the Company competes for suitable acquisition candidates based on its differentiated acquisition model, its entrepreneurial and decentralized operating philosophy, and its strong corporate-level support and resources.

Seasonality

The Company’s operating results can be affected by the seasonal fluctuations in client expenditures. Expenditures in the Engineering, Life Sciences and Information Technology segments can be negatively impacted during the first quarter of the year when clients are finalizing their budgets. Quarterly results generally fluctuate depending on, among other things, the number of billing days in a quarter and the seasonality of clients’ businesses. The business is also affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenue and gross profit in the fourth quarter of each year, not considering any non-seasonal impact. Extreme weather conditions may also affect demand in the first and fourth quarters of the year as certain clients’ facilities are located in geographic areas subject to closure or reduced hours due to inclement weather. The Company generally experiences an increase in its cost of sales and a corresponding decrease in gross profit and gross margin percentage in the first and second fiscal quarters of each year as a result of resetting certain state and federal employment tax rates and related salary limitations. Also, the Company’s Specialty Health Care segment typically experiences a significant decline in revenue due to the substantial closure of one of its largest customers, the New York City Department of Education, and other educational institution clients during the third quarter due to their summer recess.

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

Human Capital

Our employees and contractors (together, our "workforce") are the Company's most valuable resource for current and future success.  We promote an environment that ensures safety, encourages diversity and inclusion, fosters growth and self-development, and provides meaningful work.  All employees participate in our success through attractive and aligned rewards.  Notable programs we offer to our full-time employees include:

●	Compensation packages that are market competitive, taking into account the location and responsibilities of the role;
●	The majority of full-time, salaried employees are eligible for incentive-based compensation such as performance bonuses and commissions;
●	High-quality employer-sponsored health insurance;
●	Access to numerous other employer-sponsored and employee-sponsored benefit plans;
●	Employer 401(k) matching contributions;
●	Employee stock purchase plan (at least a 15% discount to market value at the time of purchase)

Our recruiting teams use internal and external resources to recruit highly skilled and talented workers, and we encourage and reward workforce referrals for open positions.

In addition to our comprehensive investment in our workforce success, we strive to maintain an inclusive environment that values and leverages the uniqueness of each person to the benefit of all our stakeholders.  We view the combination of diverse perspectives and backgrounds as a powerful force for innovation.  To promote diversity and our core principles, we emphasize dignity, value, and equality of all members, regardless of race, color, religion, age, gender, or sexual orientation, through our actions and the workplace training programs we provide.  We continually strive to harness the diversity of our global workforce by cultivating a climate that permits all of our workforce to bring their authentic selves to work every day.

The health and safety of our workforce are also a top priority.  We have implemented appropriate procedures and precautions to ensure our workforce's continued safety and well-being.  We strive to comply with all federal and local workplace laws and regulations where we do business.  We are always looking for ways to exceed compliance standards by utilizing continuous improvement discipline to eliminate risks in the workplace proactively.

The Company believes promoting engagement and empowering its workforce drives better business results.  As a result, the Company believes it has an "open door" culture whereby every member of its workforce is comfortable expressing their ideas on improving the Company and its performance.  Our culture has resulted in action plans at all levels of the organization and drives continuous conversations on the things that matter most to our workforce and their teams.

The Company's employees and contractors have generally divided into four groups: 1) Nonbillable employees; 2) Billable salaried employees; 3) Billable hourly long-term employees; 4) Billable hourly short-term employees and contractors.

Nonbillable employees are primarily full-time and salaried.  These positions include but are not limited to executives, managers, general administration, finance, accounting, account managers, recruiters, credentialers, etcetera.  These employees are not billed to clients.  As of December 31, 2022, the Company employed approximately 280 nonbillable employees.  The expense for these employees is included in the Company's selling, general, and administrative expense in its income statements.

ITEM 1. BUSINESS (CONTINUED)

Billable salaried employees primarily include senior-level employees whose time is often billed to clients.  These employees tend to be long-term in nature.  Many are intended to produce high utilization rates (representing the percentage of their time billed to clients), often in the 90% to 100% range.  However, some have nonbillable responsibilities such as account management, client proposal preparation, general strategy formulation, expert content generation, project controls, overseeing projects where their time is not billable, supervising billable personnel, etcetera.  These employees' utilization rates generally range from 20% to 90%.  Most of the expense for billable salaried employees are included in the Company's direct costs in its income statements.

Billable hourly long-term employees have very high utilization, typically in the 90% to 100%.  For most of these employees, our goal is near 100% utilization.  They are hired with the idea that we want them to work on multiple assignments, either in succession or simultaneously.  Billable hourly short-term employees have near 100% utilization.  They are typically hired for one assignment, and upon completion, they terminate.

As of December 31, 2022, our billable workforce comprised approximately 2,540 Specialty Health Care services personnel, 490 Engineering and Technical personnel, and 230 Life Sciences and Information Technology personnel assigned by the Company to work on client projects or assignments for various periods.  None of the Company's employees are party to a collective bargaining agreement.

The Company conducts business globally but is principally concentrated in the United States, Canada, Serbia/Europe, and Puerto Rico.  As of December 31, 2022, the Company's workforce breaks out as follows:

●	United States and Puerto Rico: approximately 257 nonbillable and 3,450 billable
●	Canada: approximately five nonbillable and 30 billable
●	Serbia/Europe: approximately 38 nonbillable and 80 billable

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

Economic Trends

Adverse global economic conditions, when they occur, may create conditions such as increases in inflation, higher interest rates, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and volatility in credit, equity and fixed income markets. Any or all of these developments can negatively affect the Company’s business, operating results or financial condition in a number of ways. For example, current or potential customers may be unable to fund capital spending programs, new product launches of other similar endeavors whereby they might procure services from the Company, and therefore delay, decrease or cancel purchases of services or not pay or delay paying for previously purchased services. In addition, these conditions may cause the Company to incur increased expenses or make it more difficult either to utilize existing debt capacity or otherwise obtain financing for operations, investing activities (including the financing of any future acquisitions), or financing activities, all of which could adversely affect the Company’s business, financial condition and results of operations.

Global Epidemics

The COVID-19 pandemic and endemic, and associated initiatives to reduce its spread, have at times adversely affected the Company’s business and financial position, and may continue to do so.  The impacts described in this risk factor as relating to COVID-19 could arise in the future with respect to any other global pandemics or endemics that may occur.

Our business has been, and may continue to be, adversely impacted by the effects of the COVID-19 pandemic and endemic. As COVID-19 continues to present various health, business and other challenges globally, including significant impacts in the United States, we are taking a variety of measures to protect the health and safety of our employees and, especially in the healthcare segment, deploying our resources, including the talents of our employees, to help the communities we serve meet and overcome the current challenges.  However, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as closures of schools, businesses and manufacturing facilities, the promotion of social distancing, the adoption of working from home by companies and institutions, and travel restrictions could adversely affect demand for our services and present challenges to us in delivering these services.  The extent to which COVID-19 impacts operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the pandemic and endemic, and the actions to contain COVID-19 or treat its impact, among others. These impacts on our business could have an adverse effect on our liquidity position and access to capital, including our ability to access our line of credit.  The Company can give no assurance that the line of credit will be available in the future.

These factors, in addition to delays in payment could continue result in significant bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services (including the impact of potential tariffs and COVID-19) could not be passed on to our clients.

In addition, we believe that to maintain or improve our financial performance we must continue to obtain service agreements with new clients, retain and provide new services to existing clients, achieve modest price increases on current service agreements with existing clients and/or maintain internal cost reduction strategies at our various operational levels. Furthermore, we believe that our ability to sustain the internal development of managerial personnel is an important factor impacting future operating results and the successful execution of our projected growth strategies.  Certainly, the ongoing COVID-19 pandemic and could make these objective more difficult to attain.

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

Events Affecting Significant Customers

As disclosed in “Item 1. Business,” during the fiscal year ended December 31, 2022, the Company had two customers exceed 10% of consolidated revenue, representing 13.2% and 12.7% of consolidated revenue. The Company’s five, ten and twenty largest customers accounted for approximately 43.0%, 53.7% and 67.0%, respectively, of the Company’s revenue for the fiscal year ended December 31, 2022. The Company’s customers may be affected by the current state of the economy or developments in the credit markets or may engage in mergers or similar transactions. In addition, customers may choose to reduce the business they do with RCM for other reasons or no reason. The Company could also be materially impacted by actions of prime contractors whereby the Company derives revenue through a subcontractor relationship. Should any significant customers experience a downturn in their business that weakens their financial condition or merge with another company or otherwise cease independent operation, or limit their relationship with us, it is possible that the business that the customer does with the Company would be reduced or eliminated, which could adversely affect the Company’s business, financial condition and results of operations.

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

ITEM 1A. RISK FACTORS (CONTINUED)

Revolving Credit Facility and Liquidity

If the Company were unable to borrow under its Revolving Credit Facility (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities”), it may adversely affect liquidity, results of operations and financial condition. The Company’s liquidity depends on its ability to generate sufficient cash flows from operations and, from time to time, borrowings under the Revolving Credit Facility with the Company’s agent lender Citizens Bank of Pennsylvania. The Company believes that Citizens Bank is liquid and is not aware of any current risk that they will become illiquid.  At December 31, 2022, the Company had $8.8 million in borrowings under the Revolving Credit Facility outstanding and $1.9 million outstanding under letters of credit, with availability for additional borrowings under the Revolving Credit Facility of $34.3 million.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate) (which replaced LIBOR (London Interbank Offered Rate) upon the phasing out of LIBOR), plus applicable margin, typically borrowed in fixed 30-day increments, plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. At December 31, 2022, the Company was in compliance with the covenants and other provisions of the Credit Facility. Any failure to be in compliance could have a material adverse effect on liquidity, results of operations and financial condition.

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

International Operations

The Company operates its business in Canada and, to a less significant extent, in Puerto Rico and Serbia. For the fiscal year ended December 31, 2022, approximately 4.4% of the Company’s revenue were generated outside the United States. There are certain risks inherent in conducting business internationally including: the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws (including without limitation the U.S. Foreign Corrupt Practices Act), changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, complex and uncertain employment environments, political instability and potentially adverse tax consequences.  Our operations in Serbia could be adversely affected by the current conflict between Ukraine and Russia, with which Serbia has substantial ties.  Should sanctions against Russia affect Russia in a way that causes adverse economic consequences to Serbia, or if such sanctions were to be extended to countries that might be considered to be in alignment with Russia, this could have a negative impact on our employees or operations both within and outside Serbia. To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

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

Cyber Security

We are highly dependent on information technology systems to operate our business. A breakdown, invasion, corruption, destruction or interruption of critical information technology systems by employees, others with authorized access to our systems or unauthorized persons could negatively impact operations. In the ordinary course of business, we collect, store and transmit confidential information and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. Additionally, we outsource certain elements of our information technology systems to third parties. As a result of this outsourcing, our third party vendors may or could have access to our confidential information making such systems vulnerable. Data breaches of our information technology systems, or those of our third party vendors, may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we believe that we have taken appropriate security measures to protect our data and information technology systems and have been informed by our third party vendors that they have as well, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems, or those of our third party vendors, that could adversely affect our business.

Environmental Matters and Climate Change

The Company and many of its customers are subject to regulation by federal, state and international environmental laws, including those relating to climate change, that are subject to rapid change, which could result in regulatory uncertainty as well as potential significant increases in compliance costs. There can be no assurance that the steps we take to abide by applicable requirements will meet all current and future regulatory. Any failures to do so could result in governmental enforcement actions, fines, and other penalties, or other liabilities, that could adversely affect our business.

ITEM 1A. RISK FACTORS (CONTINUED)

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company provides specialty professional consulting services, principally performed at various client locations, through 26 administrative and sales offices located in the United States, Puerto Rico, Canada and Serbia. The majority of the Company’s offices typically consist of 1,000 to 11,000 square feet and are typically leased by the Company for terms of one to five years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

The Company’s executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 3,500 square feet and are leased at a rate of approximately $15.00 per square foot per annum for a term ending on November 30, 2025.

The Company’s operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054-1271. These premises consist of approximately 9,200 square feet and are leased at a rate of approximately $25.50 per square foot per annum for a term ending on January 31, 2024.

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

The Company is exposed to various asserted claims as of December 31, 2022, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of December 31, 2022, the Company has accrued $2.9 million for asserted claims.

In April 2022, a client of the Company’s Industrial Processing Group alleged that a system partially designed by the Company is not operating as intended and that the Company is responsible. The Company has not determined if it has any liability. In the event of liability, the Company believes its damages are contractually limited to an amount no higher than $3.3 million. Furthermore, the Company believes that if it were found liable, any damages would be covered by insurance, subject to a deductible of $0.5 million and maximum coverage of $5.0 million. While the Company attempts to find a mutually agreeable solution, the Company has reserved $0.5 million for this project. The Company can give no assurance that its liability is limited to $3.3 million or that liability over $0.5 million, if any, will be covered by insurance.

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

Holders

As of February 27, 2023, the approximate number of holders of record of the Company’s Common Stock was 280 and the number of beneficial owners of its Common Stock was approximately 1,702.

Dividends

No dividends were declared in fiscal 2021 or fiscal 2022.  All restricted share awards contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock unit grant date and ultimate share distribution date.  As of December 31, 2022, there were no accrued dividends.

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

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONT’D)

Stock Repurchase by Issuer (Continued)

The following table provides information relating to the shares we purchased during the fourth quarter of the fiscal year ended December 31, 2022:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2, 2022 – October 31, 2022	167,853	$16.12	167,853	$18,682,000
November 1, 2022 – November 30, 2022	257,906	$15.50	257,906	$14,684,000
December 1, 2022 – December 31, 2022	327,296	$13.64	327,296	$10,221,000
Total	753,055	$14.83	753,055

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

COVID-19 Considerations

The Company’s priorities during the COVID-19 pandemic and endemic are protecting the health and safety of our employees and, especially in the healthcare segment, deploying our resources, including the talents of our employees, to help the communities we serve meet and overcome the current challenges. In the future, the pandemic and endemic may cause reduced demand for our services if, for example, the pandemic and endemic results in a prolonged recessionary economic environment affecting industries in which we serve; however, since certain services that we offer are essential to the daily lives of our customers, we believe that over the long term, there will continue to be demand for our services.

Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic and endemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. While our revenue, gross profit and operating income were negatively impacted in fiscal 2020 on a consolidated basis and in fiscal 2021 for certain business lines, we have maintained the consistency of our operations, to a substantial degree, from the onset of the COVID-19 pandemic and endemic. We intend to continue to adhere to our employee safety measures as we seek to ensure that any disruptions to our operations remain as limited as possible during the pandemic and endemic. However, the uncertainty resulting from the pandemic and endemic could result in an unforeseen disruption to our workforce and supply chain (for example, an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations. Any material changes to labor rates for the Company’s workforce may have a material negative impact to revenue, gross profit and operating income.

For additional information on risk factors related to the pandemic and endemic or other risks that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-K. For additional information on how COVID-19 has impacted operations and our financial position, please refer to the Segment Discussion and Liquidity and Capital Resources sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Such forward-looking statements should be read in conjunction with our disclosures under “Item 1A. Risk Factors” of this Form 10-K.

This section of the Form 10-K generally discusses matters relating to the fiscal years ended December 31, 2022 and January 1, 2022 and year-to-year comparisons between such fiscal years. Discussions of matters relating to the fiscal year ended January 2, 2021 and year-to-year comparison between that year and the year ended January 1, 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of RCM’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Revenue Recognition (Continued)

The following table presents our revenue disaggregated by revenue source for the fiscal years ended December 31, 2022 and January 1, 2022:

	December 31, 2022	January 1, 2022
Specialty Health Care:
Time and Material	$158,001	$97,363
Permanent Placement Services	1,447	1,132
Total Specialty Health Care	$159,448	$98,495

Engineering:
Time and Material	$44,915	$33,937
Fixed Fee	41,021	32,168
Permanent Placement Services	1	67
Total Engineering	$85,937	$66,172

Life Sciences and Information Technology:
Time and Material	$35,473	$37,181
Fixed Fee	3,022	1,390
Permanent Placement Services	800	637
Total Life Sciences and Information Technology	$39,295	$39,208
	$284,680	$203,875

Time and Material

The Company’s Life Sciences and Information Technology and Healthcare segments predominantly recognize revenue through time and material work while its Engineering segment recognizes revenue through both time and material and fixed fee work. The Company’s time and material contracts are typically based on the number of hours worked at contractually agreed upon rates, therefore revenue associated with these time and materials contracts are recognized based on hours worked at contracted rates.

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

There was $1.1 million of deferred revenue as of December 31, 2022. Deferred revenue was $3.4 million as of January 1, 2022. Revenue is recognized when the service has been performed. Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet. In the fiscal years ended December 31, 2022 and January 1, 2022, the Company recognized revenue of $3.4 million and $0.4 million, respectively, that was included in deferred revenue at the beginning of the reporting period.

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

There was no goodwill impairment in fiscal 2022 or 2021. During all periods presented, the Company determined that the existing qualitative factors did not suggest that an impairment of goodwill exists. There can be no assurance that future indicators of impairment and tests of goodwill impairment will not result in impairment charges for both its Engineering and Specialty Healthcare segments.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of December 31, 2022, the Company had both domestic and foreign net deferred tax liabilities of $1.7 million.  The domestic long term net deferred tax liability of $1.5 million includes $4.0 million in deferred liabilities offset by $2.5 million in deferred tax assets. The deferred tax liabilities consist of acquisition amortization of $1.7 million, prepaid expenses of $0.9 million and advance depreciation deductions of $0.4 million.  The domestic deferred tax assets consist of lease liabilities of $1.1 million and various deferred expense accruals and reserves of $0.9 million. The realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  If actual results differ from these estimates and assessments, valuation allowances may be required.  The Company also had $0.2 million in foreign net deferred tax liabilities as of December 31, 2022.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Puerto Rico and Serbia. The Company and its subsidiaries file a consolidated United States Federal income tax return and file in various states.  The Company has no open Federal audits as of December 31, 2022. Except for limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2018. The Company is no longer subject to audit in Canada for the tax years prior to tax year 2018. The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2012.

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

Forward-looking Information

The Company’s growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for engineering, life sciences and information technology services. When the U.S., Canadian or global economies decline, the Company’s operating performance could be adversely impacted. In addition, global events such as the ongoing COVID-19 pandemic and endemic also have a substantial impact on our operations and financial results. The Company believes that its fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends. However, general economic declines could result in the need for future cost reductions or changes in strategy.

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
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 31, 2022 Compared to Fiscal Year Ended January 1, 2022

A summary of operating results for the fiscal years ended December 31, 2022 and January 1, 2022 is as follows (in thousands):

	Fiscal Years Ended
	December 31, 2022		January 1, 2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$284,680	100.0	$203,875	100.0
Cost of services	201,753	70.9	150,751	73.9
Gross profit	82,927	29.1	53,124	26.1

Selling, general and administrative	53,395	18.8	42,019	20.6
Depreciation and amortization of property and equipment	995	0.3	1,007	0.5
Amortization of acquired intangible assets	46	0.0	95	0.1
Gain on sale of assets	(219)	(0.1)	(2,420)	(1.2)
Remeasurement of acquisition-related contingent consideration	(88)	(0.0)	(1,713)	(0.8)
Operating costs and expenses	54,129	19.0	38,988	19.2

Operating income	28,798	10.1	14,136	6.9
Other expense, net	318	0.1	222	0.1

Income before income taxes	28,480	10.0	13,914	6.8
Income tax expense	7,591	2.7	2,925	1.4

Net income	$20,889	7.3	$10,989	5.4

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal years ended December 31, 2022 (fiscal 2022) and January 1, 2022 (fiscal 2021) consisted of fifty-two weeks each.

Revenue.  Revenue increased 39.6%, or $80.8 million, for the fiscal year ended December 31, 2022 as compared to January 1, 2022 (the “comparable prior year period”).  Revenue increased $60.9 million in the Specialty Health Care segment, $19.8 million in the Engineering segment and $0.1 million in the Life Sciences and Information Technology segment.  See Segment Discussion for further information on revenue changes.

Cost of Services and Gross Profit. Cost of services increased 33.8%, or $51.0 million, for the fiscal year ended December 31, 2022 as compared to the comparable prior year period. Cost of services increased primarily due to the increase in revenue. Cost of services as a percentage of revenue for the fiscal years ended December 31, 2022 and the comparable prior year period were 70.9% and 73.9%, respectively. See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 31, 2022 Compared to Fiscal Year Ended January 1, 2022 (Continued)

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $53.4 million for the fiscal year ended December 31, 2022 as compared to $42.0 million for the comparable prior year period. As a percentage of revenue, SGA expenses were 18.8% for the fiscal year ended December 31, 2022 and 20.6% for the comparable prior year period.  See Segment Discussion for further information on SGA expense changes.

Gain on sale of assets. On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada.  The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. The Company recorded a net gain on the sale of these assets and liabilities of $2.4 million for the fiscal year ended January 1, 2022. For the fiscal year ended December 31, 2022, the Company recorded a gain of $0.2 million, which was due to receiving escrow funds associated with the sale of Canada Power Systems in fiscal 2021.

Remeasurement of acquisition related contingent consideration. During both periods presented, the Company adjusted the forecasted contingent consideration for active acquisition agreements, which created discreet gains of $0.1 million for the fiscal year ended December 31, 2022 and $1.7 million for the comparable prior year period.

Other Expense (Income).  Other expense (income) consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions.  Other expense (income) increased by $0.1 million as compared to the comparable prior year period, primarily due to a decrease in gains on foreign currency transactions.

Income Tax Expense.  The Company recognized $7.6 million of income tax expense for the fiscal year ended December 31, 2022, as compared to $2.9 million for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 26.7% as compared to 21.0% for the comparable prior-year period.  The Company’s tax rates for fiscal 2022 are 27.0% for the United States, 23.3% for Canada, and 16.8% for Serbia.  The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented.

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

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company. The actual effective tax rate may vary in future years depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, and the exercise of stock options and vesting of share-based awards.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 31, 2022 Compared to Fiscal Year Ended January 1, 2022 (Continued)

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $159.4 million for the fiscal year ended December 31, 2022 increased 61.9%, or $60.9 million, as compared to the comparable prior-year period.  The increase in revenue was driven by both the Company’s school and non-school clients. Revenue from school clients for the fiscal year ended December 31, 2022 was $114.2 million as compared to $66.6 million for the comparable prior-year period. Revenue from non-school clients for the fiscal year ended December 31, 2022 was $45.2 million as compared to $31.9 million for the comparable prior-year period. Revenue increases were due to the reopening of Specialty Health Care school clients and unprecedented demand for health care professionals across all types of clients served. The Specialty Health Care segment’s gross profit increased by 89.2%, or $22.6 million, to $47.9 million for the fiscal year ended December 31, 2022, as compared to $25.3 million for the prior-year period. The increase in gross profit was primarily driven by the increase in revenue, but also a higher gross profit margin. Gross profit margin for the fiscal year ended December 31, 2022 increased to 30.0% as compared to 25.7% for the comparable prior-year period.  The increase in gross profit margin was primarily due to more normalized revenue and the high demand for certain services.  Specialty Health Care experienced operating income of $19.8 million for the fiscal year ended December 31, 2022, as compared to $5.5 million for the comparable prior-year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase in SGA expense. SGA expense increased by $8.2 million to $27.7 million, as compared to $19.5 million in the comparable prior-year period. The increase in SGA expense was primarily due to increasing our workforce to help meet increased demand.

The Company believes that the impact of the COVID-19 pandemic helped to increase Specialty Health Care revenue and gross margin in the fourth quarter of fiscal 2021 and the first half of fiscal 2022. The Company also believes the COVID-19 pandemic began to shift to an endemic in the second half of fiscal 2022. As a result, COVID-19-related revenue has decreased. However, the Company also believes that the demand for its Healthcare services is greater than it typically had been before the COVID-19 pandemic. While it is the overall impact of these offsetting dynamics is uncertain, the Company believes that, except for seasonality, it is well positioned for potential growth in revenue.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 31, 2022 Compared to Fiscal Year Ended January 1, 2022 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $85.9 million for the fiscal year ended December 31, 2022 increased 29.9%, or $19.8 million, compared to the comparable prior-year period.  The increase in revenue was comprised of the following: increases in Aerospace revenue of $16.3 million, Industrial Processing revenue of $5.3 million, and Energy Services revenue of $3.1 million, offset by a decrease in revenue of $4.9 million resulting from the sale of the Canadian Power Systems Group.  The increase in Aerospace revenue was primarily due to a new outsourcing engagement with one of the Company’s long-time customers and the Company’s entrance into the burgeoning rocket industry. The increase in Industrial Processing revenue was primarily due to spending increases by several major customers seeking to upgrade their ethanol-related production capability. Gross profit increased by 35.2%, or $5.7 million, as compared to the comparable prior-year period. Gross profit increased because of the increase in revenue and an increase in gross profit margin. Gross profit margin of 25.3% for the current period increased from 24.3% for the comparable prior-year period. The increase in gross profit margin was due to three factors: 1) decreased revenue from the Canadian Power Systems Group, as the prior-year gross profit margin associated with such revenue was dilutive at 21.7%; 2) improved project execution across all three of the Engineering business lines; and 3) a concerted effort to improve gross profit margin through better managing of utilization and focusing on higher gross profit margin opportunities. The Engineering segment’s SGA expense of $17.3 million increased by $3.1 million due to investment in new personnel to reposition and generate future growth. The Engineering segment experienced operating income of $4.3 million for the fiscal year ended December 31, 2022, as compared to $5.4 million for the comparable prior-year period. The decrease in operating income was due to the decrease in discrete gains in the current period. Gain on sale of assets and remeasurement of acquisition-related contingent consideration increased operating income by $0.3 million in the current fiscal year as compared to increasing operating income by $4.1 million in the comparable prior fiscal year.

Life Sciences and Information Technology

Life Sciences and Information Technology revenue of $39.3 million for the fiscal year ended December 31, 2022 increased by $0.1 million, as compared to $39.2 million for the comparable prior-year period. Gross profit of $13.3 million for the fiscal year ended December 31, 2022 increased 13.3%, or $1.6 million, as compared to $11.7 million for the comparable prior-year period. The increase in gross profit was primarily due to an increase in gross profit margin.  The Life Sciences and Information Technology gross profit margin for the fiscal year ended December 31, 2022 was 33.9% as compared to 30.0% for the comparable prior-year period.  The Company attributes the gross profit margin increase to higher revenue from its Life Sciences practice and a concerted effort to increase gross profit margin through its managed service offerings. SGA expense increased to $8.5 million as compared to $8.3 million in the comparable prior-year period. The Life Sciences and Information Technology segment experienced operating income of $4.7 million as compared to $3.3 million for the comparable prior-year period.  The increase in operating income was primarily due to the increase in gross profit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Supplemental Operating Results on a Non-GAAP Basis

The following non-GAAP measures, which adjust for the categories of expenses described below, are non-GAAP financial measures.  Our management believes that these non-GAAP financial measures (“Adjusted operating income”, “EBITDA”, “Adjusted EBITDA”, “Adjusted net income”, and “Adjusted diluted net earnings per share”) are useful information for investors, shareholders and other stakeholders of our company in gauging our results of operations on an ongoing basis and to enhance investors’ overall understanding of our current financial performance and period-to-period comparisons.  We believe these non-GAAP financial measures are performance measures and not liquidity measures. These non-GAAP financial measures should not be considered as an alternative to net income or operating income as indicators of performance.  In addition, neither EBITDA nor Adjusted EBITDA takes into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows.  We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP.  These non-GAAP measures should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

The following unaudited tables present the Company's GAAP net income and GAAP operating income and the corresponding adjustments used to calculate Adjusted operating income, EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted diluted net earnings per share for the fiscal years ended December 31, 2022 and January 1, 2022.

	Fiscal Years Ended
	December 31, 2022	January 1, 2022
GAAP operating income	$28,798	$14,136
Adjustments
Gain on sale of assets	(219)	(2,420)
Remeasurement of acquisition related contingent consideration	(88)	(1,713)
Adjusted operating income (non-GAAP)	$28,491	$10,003

GAAP net income	$20,884	$10,989
Income tax expense	7,591	2,925
Interest expense, net	370	365
Change in fair value of contingent consideration	-	52
Depreciation of property and equipment	995	1,007
Amortization of acquired intangible assets	46	95
EBITDA (non-GAAP)	$29,886	$15,433

Adjustments
Gain on sale of assets	(219)	(2,420)
Remeasurement of acquisition related contingent consideration	(88)	(1,713)
Loss (gain) on foreign currency transactions	(52)	(195)
Adjusted EBITDA (non-GAAP)	$29,527	$11,105

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Supplemental Operating Results on a Non-GAAP Basis (Continued)

	Fiscal Years Ended
	December 31, 2022	January 1, 2022
GAAP net income	$20,884	$10,989
Adjustments
Gain on sale of assets	(219)	(2,420)
Remeasurement of acquisition related contingent consideration	(88)	(1,713)
Tax impact from normalized rate	83	(237)
Adjusted net income (non-GAAP)	$20,660	$7,093

GAAP diluted net earnings per share	$2.00	$0.95
Adjustments
Gain on sale of assets	$(0.02)	$(0.21)
Remeasurement of acquisition related contingent consideration	$(0.01)	$(0.15)
Tax impact from normalized rate	$0.01	$0.02
Adjusted diluted net earnings per share (non-GAAP)	$1.98	$0.61

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows

($ in thousands):

	Fiscal Years Ended
	December 31, 2022	January 1, 2022
Cash provided by (used in):
Operating activities	$28,283	$915
Investing activities	$(4,820)	$6,291
Financing activities	$(23,127)	$(7,554)

Operating Activities

Operating activities provided $28.3 million of cash for the fiscal year ended December 31, 2022 as compared to $0.9 million in the comparable prior year period.  The major components of cash used in or provided by operating activities in the fiscal year ended December 31, 2022 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and accrued payroll and related costs, and deferred revenue.

For the fiscal year ended December 31, 2022, the Company experienced net income of $20.9 million as compared to $11.0 million for the comparable prior year period.  An increase in accounts receivables in the fiscal year ended December 31, 2022, used $1.5 million of cash as compared to $14.7 million in the comparable prior year period. The Company primarily attributes this increase in accounts receivables for the fiscal year ended December 31, 2022 to the increase in revenue for the fiscal fourth quarter 2022 to $70.2 million as compared to $64.9 million for fiscal fourth quarter 2021.

While highly variable, the Company’s transit accounts payable typically exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $6.5 million as of December 31, 2022 as compared to a net payable of $1.1 million as of January 1, 2022, providing $5.4 million of cash during the fiscal year ended December 31, 2022.

Prepaid expenses and other current assets used cash of $2.4 million for the fiscal year ended December 31, 2022 as compared to providing $1.8 million of cash for the comparable prior year period.  The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets generally tend to increase at the end of a fiscal year and decrease during the first three quarters of the following fiscal year.

An increase in accounts payable and accrued expenses provided cash of $4.9 million for the fiscal year ended December 31, 2022 as compared to $1.5 million for the comparable prior year period.  The Company attributes these changes to typical fluctuations in the normal course of business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Changes in accrued payroll and related costs provided negligible cash for the fiscal year ended December 31, 2022 as compared to $0.1 million for the fiscal year ended January 1, 2022.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.   The Company’s last major payroll for the fiscal year ended December 31, 2022 was paid on December 30, 2022.  During fiscal 2020, the Company deferred $3.3 million of employer payroll taxes under the CARES Act. Half of these deferred payroll taxes were paid in fiscal December 2021 and the remaining portion was paid in fiscal December 2022.

Historically, the Company has experienced small deferred revenue balances.  In fiscal 2022 and 2021, the Company’s Industrial Processing group secured several contracts with significant front-loaded payments, thereby generating larger deferred revenue balances than typically generated. As a result, the Company’s deferred revenue balance as of December 31, 2022, was $1.1 million, compared to $3.4 million as of January 1, 2022, creating positive cash from operations of $2.3 million for the fiscal year ending December 31, 2022.  While the Company expects to receive future upfront payments from its Industrial Processing clients, the Company cannot reasonably forecast deferred revenue balances as the timing of contract wins and front-loaded payments are typically haphazard.

Investing Activities

Investing activities used $4.8 million of cash for the fiscal year ended December 31, 2022 and provided $6.3 million for the fiscal year ended January 1, 2022.  Investing activities used $0.9 million for the purchase of property and equipment in the current period as compared to $0.6 million in the prior year comparable period. The current year period used $4.2 million for the acquisition of TalentHerder. The prior year period includes $6.9 million in proceeds for the sale of the Company’s Canadian Power Systems business.

Financing Activities

Financing activities used $23.1 million of cash for the fiscal year ended December 31, 2022 and $7.6 million for the fiscal year ended January 1, 2022.  The Company made net payments under its line of credit of $5.4 million during the fiscal year ended December 31, 2022 as compared to net borrowings of $2.3 million in the comparable prior year period.  The Company used $17.6 million to repurchase shares of its common stock in the current period as compared to $9.0 million in the comparable prior year period. The Company generated cash of $0.4 million and $0.1 million from sales of shares from its equity plans for the current period and the comparable prior year period, respectively. The Company paid contingent consideration of $0.1 million in the current period as compared to $0.5 million in the comparable prior year period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate) (which replaced LIBOR (London Interbank Offered Rate) upon the phasing out of LIBOR), plus applicable margin, typically borrowed in fixed 30-day increments, plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the fiscal years ended December 31, 2022 and January 1, 2022 were 2.2% and 2.0%, respectively. However, during the Company’s fiscal fourth quarter of 2022, it experienced a weighted average interest rate of 5.6%, including unused line. The Company believes its fourth quarter interest rate is more reflective of rates expected in the near term.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of December 31, 2022, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended). The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of December 31, 2022 and January 1, 2022 were $8.8 million and $14.2 million, respectively. At both December 31, 2022 and January 1, 2022 there were letters of credit outstanding for $1.9 million. At December 31, 2022 and January 1, 2022, the Company had availability for additional borrowings under the Revolving Credit Facility of $34.3 million and $28.9 million, respectively.

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

The Company’s liquidity and capital resources as of December 31, 2022, included accounts receivable and total current asset balances of $50.8 million and $59.0 million, respectively. Current liabilities were $40.4 million as of December 31, 2022 and were exceeded by total current assets by $18.6 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Current Liquidity and Revolving Credit Facility (Continued)

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations. As of December 31, 2022, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Dividends

All restricted share awards contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock unit grant date and ultimate share distribution date.  As of December 31, 2022, there were no accrued dividends.

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

The Company is exposed to various asserted claims as of December 31, 2022, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of December 31, 2022, the Company has accrued $2.9 million for asserted claims.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Commitments and Contingencies (Continued)

In April 2022, a client of the Company’s Industrial Processing Group alleged that a system partially designed by the Company is not operating as intended and that the Company is responsible. The Company has not determined if it has any liability. In the event of liability, the Company believes its damages are contractually limited to an amount no higher than $3.3 million. Furthermore, the Company believes that if it were found liable, any damages would be covered by insurance, subject to a deductible of $0.5 million and maximum coverage of $5.0 million. While the Company attempts to find a mutually agreeable solution, the Company has reserved $0.5 million for this project. The Company can give no assurance that its liability is limited to $3.3 million or that liability over $0.5 million, if any, will be covered by insurance.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

The Company utilizes SAP software for its financial reporting and accounting system which was implemented in 1999 and has not undergone significant upgrades since its initial implementation. The Company is currently implementing an upgrade of its current system and expects to go live in 2024. The Company estimates this upgrade or replacement of its financial reporting and accounting system will cost between $0.5 million and $1.0 million. These estimates are subject to material change.

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

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2023	$1,460	$467
2024	754	233
2025	493	-
2026	409	-
2027	302	-
Thereafter	1,455	-

Total lease payments	4,873	700
Less: imputed interest	(592)	(6)
Total	$4,281	$694

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

As of December 31, 2022, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the sellers: 1) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”), and 2) effective October 2, 2022, the Company acquired certain assets of TalentHerder LLC. The Company estimates future contingent payments at December 31, 2022 as follows:

Fiscal Years Ending	Total
December 30, 2023	$472
Thereafter	1,970
Estimated future contingent consideration payments	$2,442

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of December 31, 2022.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

Significant employment agreements are as follows:

Executive Severance Agreements

The Company is a party to an Executive Severance Agreement (the “Executive Severance Agreement”) with each of Bradley S. Vizi, the Company's Executive Chairman and President (dated as of June 1, 2018), and Kevin D. Miller, the Company’s Chief Financial Officer (dated as of February 28, 2014, as amended), which set forth the terms and conditions of certain payments to be made by the Company to the executive in the event, while employed by the Company, such executive experiences (a) a termination of employment unrelated to a “Change in Control” (as defined therein) or (b) there occurs a Change in Control and either (i) the executive’s employment is terminated for a reason related to the Change in Control or (ii) in the case of Mr. Miller, the executive remains continuously employed with the Company for a period of three months following the Change in Control.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard only applies to contracts and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform.  This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the LIBOR and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU No. 2022-06, Deferral of the sunset date of Topic 848.  This update defers the sunset date from December 31, 2022 to December 31, 2024.  The Company may elect to apply the amendments prospectively through December 31, 2024. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2022, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Based on the Company’s variable-rate line of credit balances during the fiscal year ended December 31, 2022, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.1 million. The Company does not expect any material loss with respect to its investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report of the Company’s Independent Registered Public Accounting Firm, begins on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022, because of the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As described below, management identified the following control deficiencies that resulted in material weaknesses in our internal control over financial reporting as of December 31, 2022.

The Company did not design and maintain information technology controls relevant to preparing its financial statements, specifically concerning (i) separation of duties to the SAP ERP and General Ledger. (ii) adequate restriction of administrator-type access to SAP (iii) program change management controls, and (iv) user access controls that ensure appropriate segregation of duties and adequately restrict user access to financial applications, programs, and data. As a result, the Company's related process-level IT-dependent manual and automated controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs, were also deemed ineffective.

This material weakness did not result in a misstatement of our annual or interim consolidated financial statements. However, the material weakness could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Notwithstanding the above-identified material weaknesses, management believes the consolidated financial statements, as included in Part II, Item 8 of this Annual Report on Form 10-K, present the Company's financial condition and results of operations fairly, in all material respects.

Planned Material Weakness Remediation Activities

To address these material weaknesses, we have commenced actions to formalize the Company's framework and policies to maintain evidence in the operation of control procedures and improve our IT general controls.

Our planned remediation efforts related to the above-identified material weaknesses include, but are not limited to:

●	Investments to upgrade or replace existing systems that do not have the appropriate infrastructure to meet the requirements of our internal control framework;
●

Expand the available resources at the Company with experience designing and implementing control activities, including information technology general controls, through hiring and use of third-party consultants and specialists;

●

Assess segregation of duties and implement an annual user access review, including role design and process transformation to appropriately mitigate significant risks associated with conflicting responsibilities in financial systems;

●

Design and implement IT controls in change management that will ensure all changes are tested in staging, approved, and documented, and ensure that developers cannot deploy their own code to production;

●	Perform additional training to ensure a clear understanding of risk assessment, controls, and monitoring activities related to automated processes, systems, and ITGCs related to financial reporting.

ITEM 9A.	CONTROLS AND PROCEDURES (CONTINUED)

Planned Material Weakness Remediation Activities (Continued)

We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously. The implementation of these remediation efforts is in progress, may require additional expenditures to implement, and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, and as a result, the timing of when we will be able to remediate the material weaknesses fully is uncertain. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate further implementation and evaluation time.

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 shall be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 shall be included in the 2023 Proxy Statement and is incorporated herein by reference.

The table below presents certain information as of December 31, 2022 concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s shareholders and that have not been approved by the Company’s shareholders.

Plan category	Number of securities to be potentially issued upon realization of restricted stock awards	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	499,939(1)	N/A	890,682
Equity compensation plans not approved by security holders	____________________	____________________	____________________
Total	499,939(1)	N/A	890,682

(1) Includes time-based restricted stock units of 274,939 and performance-based restricted stock units of 225,000, none of which have an exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 shall be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. and 2. Financial Statement Schedules -- See “Index to Financial Statements and Schedules” on F-1.

3. See Item (b) below.

(b)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report (unless otherwise indicated, the file number with respect to each filed document is 1-10245):

	@+	(2)(a)

Asset Purchase Agreement, dated as of October 7, 2022, by and among RCM Technologies (USA), Inc., TalentHerder LLC and Christopher G. Adams; incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 13, 2022, filed with the Securities and Exchange Commission on October 13, 2022.

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

(4)(a)

Description of Capital Stock; incorporated by reference to Exhibit 4(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed with the Securities and Exchange Commission on April 4, 2022.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

	*	(10)(d)

Amendment No. 1 to Executive Severance Agreement between RCM Technologies, Inc. and Kevin Miller dated December 26, 2017; incorporated by reference to Exhibit 10(x) to the Registrant’s Annual Report on Form 10-K for this fiscal year ended January 1, 2022, filed with the Securities and Exchange Commission on March 8, 2018.

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

Amendment 2022-1 to RCM Technologies, Inc. 2014 Omnibus Equity Compensation Plan; incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2022.

	*	(10)(h)	Form of Stock Unit Agreement; incorporated by reference to Exhibit 99.2 to the December 2014 8-K.

	*	(10)(i)

RCM Technologies, Inc. Change in Control Plan for Selected Executive Management (filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2015 and incorporated herein by reference).

	*	(10)(j)

Amendment 2015-3 to the RCM Technologies, Inc. 2001 Employee Stock Purchase Plan; incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting filed with the Securities and Exchange Commission on October 30, 2015.

	*	(10)(k)

Amendment 2018-4 to the RCM Technologies, Inc. 2001 Employee Stock Purchase Plan; incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2018.

	*	(10)(l)

Amendment 2021-5 to the RCM Technologies, Inc. Employee Stock Purchase Plan; incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on November 12, 2021.

	*	(10)(m)

Executive Severance Agreement, dated as of June 1, 2018, by and between the Company and Bradley S. Vizi; incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2018.

(10)(n)

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

(10)(o)

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

(10)(p)

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

(10)(q)

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

	(21)	Subsidiaries of the Registrant. (Filed herewith)

	(23.1)	Consent of WithumSmith+Brown, PC. (Filed herewith)

	(23.2)	Consent of Macias, Gini & O’Connell, LLP. (Filed herewith)

	(31.1)	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

	(31.2)	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

	*	101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

	*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Documents

	*	101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

		104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	*	Constitutes a management contract or compensatory plan or arrangement.

	+	The Registrant will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

	@	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCM Technologies, Inc.

Date: March 16, 2023	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: March 16, 2023	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 16, 2023	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: March 16, 2023	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: March 16, 2023	By:	/s/ Chigozie O. Amadi
Chigozie O. Amadi
Director

Date: March 16, 2023	By:	/s/ Richard A. Genovese
Richard A. Genovese
Director

Date: March 16, 2023	By:	/s/ Swarna Kakodkar
Swarna Kakodkar
Director

Date: March 16, 2023	By:	/s/ Jayanth S. Komarneni
Jayanth S. Komarneni
Director

RCM TECHNOLOGIES, INC.

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

RCM Technologies, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of RCM Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the fiscal year ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the fiscal year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2023, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Fixed-Price Contracts

Description of the Matter

As disclosed in Note 1 to the consolidated financial statements, the Company generally recognizes revenue over time as performance obligations are satisfied.  For fixed price contracts, the Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred.  Recognition of revenue and profit over time as performance obligations are satisfied is highly judgmental as it required the Company to prepare estimates of total contract revenue and total contract costs, including costs to complete contracts that are in process.  These estimates are dependent on a number of subjective factors and involve judgment as changes in these assumptions could have an impact on the amount of revenue recognized.

Audit Response:

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the timing of revenue recognition, including testing the internal controls over the proper accumulation of labor costs by contract as well as the approval of monthly and weekly invoices for accuracy and completeness and reviewing key provisions and deliverables within customer contracts.  We evaluated management’s application of their revenue recognition policies in the determination of revenue recognition conclusions.  Our audit procedures included, among other, selecting a sample of revenue transactions and performing the following procedures: we reviewed the signed contract; we reviewed the recorded timesheet data related to the selected invoices, which corroborated management's assessment towards the completion of the performance obligation; and we reviewed the signed contract related to the selected invoice, noting each task has an agreed upon unit price per contract and the unit price matched what was shown on the invoice.  We also tested for proper revenue recognition cut off.

Business Combination

Description of the Matter

As disclosed in Note 6 to the consolidated financial statements, effective October 2, 2022, the Company acquired the business operations of TalentHerder, LLC (“TalentHerder”).  The Company applied the acquisition method of accounting for the TalentHerder business combination.  This methodology requires the Company to record assets acquired and liabilities assumed at their respective fair values at the date of acquisition.  Any amount of the purchase price paid that is in excess of the estimated fair value of the net assets acquired is recorded as goodwill.  In connection with the TalentHerder acquisition the Company also recorded a liability for contingent consideration related to purchase price payable upon the achievement of future sales to a specific customer.  We identified the Company's business combination as a critical audit matter because of the significant estimates and judgment in determining the fair values assigned to certain of the acquired assets and assumed liabilities especially those considering management’s assumptions surrounding estimated future cash flows.  The Company determines fair value using widely accepted valuation techniques, primarily discounted cash flow and market multiple analyses.  These types of analyses require assumptions and estimates regarding industry and economic factors, the profitability of future business strategies, discount rates, net sales growth rates, gross margins, operating expenses, income and future cash flows.

Audit Response:

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over to estimate the fair value of the acquired assets and assumed liabilities and ensure the accuracy of key data used in their fair value calculations.  We also evaluated the design of key controls used by management to develop their fair value estimate.  We evaluated the appropriateness of specific key inputs supporting management’s estimate, including the net sales growth rates, gross margins, operating expenses, income and future cash flows.  Additionally, with the assistance of our internal valuation specialists, we evaluated the appropriateness of unobservable inputs such as weighted average cost of capital, discount rates, future revenue growth, future margin amounts, and terminal values.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2022.

Red Bank, New Jersey

March 16, 2023

PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

RCM Technologies, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited RCM Technologies, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment in section “Item 9A” Management’s Report on Internal Control over Financial Reporting. Management has identified that the Company did not design and maintain information technology controls relevant to preparing its financial statements, specifically concerning (i) separation of duties to the SAP ERP and General Ledger. (ii) adequate restriction of administrator-type access to SAP (iii) program change management controls, and (iv) user access controls that ensure appropriate segregation of duties and adequately restrict user access to financial applications, programs, and data. As a result, the Company's related process-level IT-dependent manual and automated controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs, were also deemed ineffective.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the fiscal year ended December 31, 2022, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report, dated March 16, 2023, on the consolidated financial statements, which expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ WithumSmith+Brown, PC

Red Bank, New Jersey

March 16, 2023

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

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2019.

San Diego, California

April 4, 2022

PCAOB ID Number 324

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2022, January 1, 2022 and January 2, 2021

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

	December 31,	January 1,	January 2,
	2022	2022	2021

Current assets:
Cash and cash equivalents	$339	$235	$734
Accounts receivable, net	50,762	48,240	36,007
Transit accounts receivable	3,280	1,010	2,494
Prepaid expenses and other current assets	4,636	2,486	4,699
Total current assets	59,017	51,971	43,934

Property and equipment, net	2,098	1,939	2,078

Other assets:
Deposits	173	176	169
Deferred tax assets, net, domestic	-	535	3,300
Goodwill	22,147	16,354	16,354
Operating right of use asset	3,665	1,877	2,409
Intangible assets, net	864	-	95
Total other assets	26,849	18,942	22,327

Total assets	$87,964	$72,852	$68,339

Current liabilities:
Accounts payable and accrued expenses	$14,147	$9,306	$7,497
Transit accounts payable	9,767	2,064	4,900
Accrued payroll and related costs	13,023	13,027	12,877
Finance lease payable	462	437	247
Income taxes payable	85	-	436
Operating right of use liability	1,349	1,502	1,886
Contingent consideration from acquisitions	472	103	500
Deferred revenue	1,119	3,418	398
Total current liabilities	40,424	29,857	28,741

Deferred income taxes, net, foreign	166	142	365
Deferred income taxes, net, domestic	1,495	-	-
Finance lease payable	232	502	106
Contingent consideration from acquisitions, net of current position	1,970	600	2,358
Operating right of use liability, net of current position	2,932	1,631	2,641
Borrowings under line of credit	8,783	14,151	11,890
Total liabilities	56,002	46,883	46,101

Contingencies (note 16) and Commitments (note 18)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
17,287,967 shares issued and 9,285,318 shares outstanding at December 31, 2022, 16,903,157 shares issued and 10,290,935 shares outstanding at January 1, 2022 and 16,224,191 shares issued and 11,542,880 shares outstanding at January 2, 2021	863	845	811
Stock subscription receivable	-	-	(420)
Additional paid-in capital	113,878	111,068	109,588
Accumulated other comprehensive loss	(2,863)	(2,699)	(2,550)
Accumulated deficit	(36,096)	(56,985)	(67,974)
Treasury stock, 8,002,649 shares at December 31, 2022, 6,612,222 shares at January 1, 2022 and 4,681,311 at January 2, 2021, at cost	(43,820)	(26,260)	(17,217)
Stockholders’ equity	31,962	25,969	22,238

Total liabilities and stockholders’ equity	$87,964	$72,852	$68,339

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

(Dollars in thousands, except per share amounts, unless otherwise indicated)

	December 31, 2022	January 1, 2022	January 2, 2021

Revenue	$284,680	$203,875	$150,409
Cost of services	201,753	150,751	111,554
Gross profit	82,927	53,124	38,855

Operating costs and expenses
Selling, general and administrative	53,395	42,019	37,791
Depreciation and amortization of property and equipment	995	1,007	1,065
Amortization of acquired intangible assets	46	95	321
Write-off of receivables and professional fees related to arbitration	-	-	8,397
Impairment of right of use assets and related costs	-	-	2,231
Gain on sale of assets	(219)	(2,420)	-
Remeasurement of acquisition-related contingent consideration	(88)	(1,713)	-
Operating costs and expenses, net of gain on sale of assets	54,129	38,988	49,805

Operating income (loss)	28,798	14,136	(10,950)

Other expense (income)
Interest expense and other, net	370	365	778
Change in fair value of contingent consideration	-	52	145
(Gain) loss on foreign currency transactions	(52)	(195)	184
Other expense, net	318	222	1,107

Income (loss) before income taxes	28,480	13,914	(12,057)
Income tax expense (benefit)	7,591	2,925	(3,188)

Net income (loss)	$20,889	$10,989	$(8,869)

Basic net earnings (loss) per share	$2.08	$1.00	$(0.73)
Diluted net earnings (loss) per share	$2.00	$0.95	$(0.73)

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands unless otherwise indicated)

	December 31,	January 1,	January 2,
	2022	2022	2021

Net income (loss)	$20,889	$10,989	$(8,869)
Other comprehensive (loss) income	(164)	(149)	198
Total comprehensive income (loss)	$20,725	$10,840	$(8,671)

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Amounts in thousands, except share amounts, unless otherwise indicated)

	Common Stock						Treasury Stock
	Issued Shares	Amount	Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total

Balance, December 28, 2019	15,826,891	$791	-	$108,452	$(2,748)	$(59,105)	2,823,172	$(14,987)	$32,403
			-
Issuance of stock under employee stock purchase plan	117,983	6	-	202	-	-	-	-	208
Stock subscription receivable	-	-	(420)	420	-	-	-	-	-
Equity compensation expense from awards issued	-	-	-	528	-	-	-	-	528
Issuance of stock upon vesting of restricted share awards	279,317	14	-	(14)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	1,858,139	(2,230)	(2,230)
Foreign currency translation adjustment	-	-	-	-	198	-	-	-	198
Net loss	-	-	-	-	-	(8,869)	-	-	(8,869)

Balance, January 2, 2021	16,224,191	$811	$(420)	$109,588	$(2,550)	$(67,974)	4,681,311	$(17,217)	$22,238

Issuance of stock under employee stock purchase plan	101,784	5	-	131	-	-	-	-	136
Stock subscription receivable	250,000	13	420	(13)	-	-	-	-	420
Equity compensation expense from awards issued	-	-	-	1,358	-	-	-	-	1,358
Issuance of stock upon vesting of restricted share awards	327,182	16	-	(16)	-	-	-	-	-
Effect of excess tax deduction over book expense associated with exercise of equity awards	-	-	-	20	-	-	-	-	20
Purchase of treasury stock	-	-	-	-	-	-	1,930,911	$(9,043)	(9,043)
Foreign currency translation adjustment	-	-	-	-	(149)	-	-	-	(149)
Net income	-	-	-	-	-	10,989	-	-	10,989

Balance, January 1, 2022	16,903,157	$845	$-	$111,068	$(2,699)	$(56,985)	6,612,222	$(26,260)	$25,969

Issuance of stock under employee stock purchase plan	83,879	4	-	404	-	-	-	-	408
Equity compensation expense from awards issued	-	-	-	1,582	-	-	-	-	1,582
Issuance of stock upon vesting of restricted share awards	262,931	12	-	(12)	-	-	-	-	-
Effect of excess tax deduction over book expense associated with exercise of equity awards	-	-	-	206	-	-	-	-	206
Common stock issued for acquisition	38,000	2	-	630	-	-	-	-	632
Purchase of treasury stock	-	-	-	-	-	-	1,390,427	(17,560)	$(17,560)
Foreign currency translation adjustment	-	-	-	-	(164)	-	-	-	(164)
Net income	-	-	-	-	-	20,889	-	-	20,889

Balance, December 31, 2022	17,287,967	$863	$-	$113,878	$(2,863)	$(36,096)	8,002,649	$(43,820)	$31,962

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands unless otherwise indicated)

	December 31, 2022	January 1, 2022	January 2, 2021
Cash flows from operating activities:
Net income (loss)	$20,889	$10,989	$(8,869)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,041	1,102	1,386
Gain on sale of assets	(219)	(2,420)	-
Remeasurement of acquisition-related contingent consideration	(88)	(1,713)	-
Impairment of right of use assets and related costs	-	-	2,231
Change in fair value of contingent consideration	-	52	145
Equity compensation expense from awards issued	1,582	1,358	1,108
Effect of excess tax deduction on equity awards	206	20	-
Provision for losses on accounts receivable	(1,038)	(208)	7,911
Deferred income tax expense (benefit)	2,054	2,542	(3,712)
Amortization of right of use assets	1,001	1,057	1,490
Changes in operating assets and liabilities:
Accounts receivable	(1,509)	(14,710)	15,947
Prepaid expenses and other current assets	(2,350)	1,838	(162)
Net of transit accounts receivable and payable	5,433	(1,317)	2,757
Deposits	3	(7)	41
Accounts payable and accrued expenses	4,919	1,518	1,587
Accrued payroll and related costs	24	149	4,557
Right of use liabilities	(1,642)	(1,919)	(1,529)
Income taxes payable	276	(436)	304
Deferred revenue	(2,299)	3,020	52
Total adjustments and changes in operating assets and liabilities	7,394	(10,074)	34,113
Net cash provided by operating activities	28,283	915	25,244

Cash flows from investing activities:
Property and equipment acquired	(889)	(568)	(460)
Payments for business acquired	(4,150)	-	-
Proceeds from sale of assets	219	6,859	-
Net cash (used in) provided by investing activities	(4,820)	6,291	(460)

Cash flows from financing activities:
Borrowings under line of credit	105,184	110,481	73,238
Repayments under line of credit	(110,552)	(108,220)	(96,109)
Issuance of stock for employee stock purchase plan	408	137	208
Changes in finance lease obligations	(508)	(415)	(394)
Contingent consideration paid	(99)	(494)	(345)
Common stock repurchase	(17,560)	(9,043)	(2,230)
Net cash used in financing activities	(23,127)	(7,554)	(25,632)
Effect of exchange rate changes on cash and cash equivalents	(232)	(151)	(265)
Increase (decrease) in cash and cash equivalents	104	(499)	(1,113)
Cash and cash equivalents at beginning of period	235	734	1,847

Cash and cash equivalents at end of period	$339	$235	$734

Supplemental cash flow information:
Cash paid for:
Interest	$297	$417	$1,026
Income taxes	$5,095	$1,010	$264

Non-cash investing activities:
Contingent consideration relating to acquisitions	$1,927	$-	$-
Value of shares issued pursuant to acquisitions	$631	$-	$-
Fixed assets acquired in acquisitions	$5	$-	$-

Non-cash financing activities:
Issuance of accrued share-based compensation	$-	$580	$492
Right of use assets obtained in exchange for lease obligations	$3,047	$1,832	$258

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

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

Cash and Cash Equivalents

The Company considers its holdings of highly liquid money-market instruments and certificates of deposit to be cash equivalents if the securities mature within 90 days from the date of acquisition.  These investments are carried at cost, which approximates fair value.  The Company has significant cash balances at financial institutions, which, throughout the year, regularly exceed the federally insured limit of $250. Any loss incurred or lack of access to uninsured funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

The Company held $79, $21 and $42 of cash and cash equivalents in Canadian banks as of December 31, 2022, January 1, 2022 and January 2, 2021, respectively, which was held principally in Canadian dollars.  The Company held $203, $169 and $246 of cash and cash equivalents in Serbian banks as of December 31, 2022, January 1, 2022 and January 2, 2021, respectively, which was held in various currencies. The Company held $16, $2 and $6 of cash and cash equivalents in Netherlands banks as of December 31, 2022, January 1, 2022 and January 2, 2021, respectively, which was held in various currencies.

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

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Unbilled Accounts Receivable and Work-in-Process

Unbilled receivables primarily represent revenue earned whereby those services are ready to be billed as of the balance sheet ending date. Work-in-process primarily represents revenue earned under contracts which the Company is contractually precluded from invoicing until future dates as project milestones are realized. See Note 4 for further details.

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

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

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

The Company did not record a goodwill impairment charge in fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021. There can be no assurance that future indicators of impairment and tests of goodwill impairment will not result in an impairment charge.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

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

Software

In accordance with FASB ASC 350-40 “Accounting for Internal Use Software,” certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, the Company capitalized $282, $1,256 and $305, respectively, for software costs. The net balance after accumulated depreciation for all software costs capitalized as of December 31, 2022, January 1, 2022 and January 2, 2021 was $977, $1,350 and $1,389, respectively.

Income Taxes

The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. The Company evaluated the deferred tax assets and determined on the basis of objective factors that the net assets will be realized through future years’ taxable income. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required. The Company did not have any valuation allowance as of December 31, 2022, January 1, 2022 or January 2, 2021.

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

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

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

The following table presents our revenue disaggregated by revenue source for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021:

	December 31, 2022	January 1, 2022	January 2, 2021
Specialty Health Care:
Time and Material	$158,001	$97,363	$59,692
Permanent Placement Services	1,447	1,132	789
Total Specialty Health Care	$159,448	$98,495	$60,481

Engineering:
Time and Material	$44,915	$33,937	$28,323
Fixed Fee	41,021	32,168	29,181
Permanent Placement Services	1	67	211
Total Engineering	$85,937	$66,172	$57,715

Life Sciences and Information Technology:
Time and Material	$35,473	$37,181	$31,263
Fixed Fee	3,022	1,390	460
Permanent Placement Services	800	637	490
Total Life Sciences and Information Technology	$39,295	$39,208	$32,213
	$284,680	$203,875	$150,409

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Time and Material

The Company’s Healthcare Life Sciences and Information Technology segments predominantly recognize revenue through time and material work while its Engineering segment recognizes revenue through both time and material and fixed fee work. The Company’s time and material contracts are typically based on the number of hours worked at contractually agreed upon rates, therefore revenue associated with these time and materials contracts are recognized based on hours worked at contracted rates.

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

Permanent Placement Services

The Company earns permanent placement fees from providing permanent placement services. These fees are typically based on a percentage of the compensation paid to the person placed with the Company’s client. The Company guarantees its permanent placements on a prorated basis for 90 days. In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate. In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client. An allowance for refunds, based upon the Company’s historical experience, is recorded in the financial statements. Permanent placement revenue was $2.2 million, $1.8 million and $1.5 million for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.

The deferred revenue balance as of December 31, 2022, January 1, 2022 and January 2, 2021 was $1.1 million, $3.4 million and $0.4 million, respectively. These amounts are included in accounts payable and accrued expense in the accompanying consolidated balance sheets at that date.  Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence.  In fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, the Company recognized revenue of $3.4 million, $0.4 million and $0.4 million, respectively, that was included in deferred revenue at the beginning of the period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Transit Receivables and Transit Payables

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency, the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable,” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $3.3 million and related transit accounts payable was $9.8 million, for a net payable of $6.5 million, as of December 31, 2022. The transit accounts receivable was $1.0 million and related transit accounts payable was $2.1 million, for a net payable of $1.1 million, as of January 1, 2022. The transit accounts receivable was $2.5 million and related transit accounts payable was $4.9 million, for a net payable of $2.4 million, as of January 2, 2021.

Concentrations

During the fiscal year ended December 31, 2022, the Company had two customers exceed 10% of consolidated revenue, representing 13.2% and 12.7% of consolidated revenue, respectively. During the fiscal year ended January 1, 2022, no client accounted for 10% or more of consolidated revenue.  During the fiscal year ended January 2, 2021, one customer exceeded 10% of consolidated revenue, representing 10.6%. All customers exceeding 10% of consolidated revenue during the periods presented are included in the Company’s Specialty Health Care segment.

The Company’s five, ten and twenty largest customers accounted for approximately 43.0%, 53.7% and 67.0%, respectively, of the Company’s revenue for the fiscal year ended December 31, 2022. The Company’s five, ten and twenty largest customers accounted for approximately 35.8%, 52.5% and 65.1%, respectively, of the Company’s revenue for the fiscal year ended January 1, 2022. The Company’s five, ten and twenty largest customers accounted for approximately 33.4%, 46.6% and 60.7%, respectively, of the Company’s revenue for the fiscal year ended January 2, 2021.

As of December 31, 2022, two clients represented more than 10% of the Company’s accounts receivable, net, representing 16.1% and 12.5%, respectively. As of January 1, 2022, two clients represented more than 10% of the Company’s accounts receivable, net, representing 15.3% and 14.2%. As of January 2, 2021, two clients represented more than 10% of the Company’s accounts receivable, net, representing 11.8% and 10.6%, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

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

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $925, $914 and $800 for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.

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

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal years ended December 31, 2022 (fiscal 2022) and January 1, 2022 (fiscal 2021) consisted of fifty-two weeks each. The fiscal year ended January 2, 2021 (fiscal 2020) was a 53-week reporting year.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

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

The Company uses estimates to determine an allowance for doubtful accounts on its accounts receivable, litigation, medical claims, vacation, goodwill impairment, if any, equity compensation, the tax rate applied and the valuation of certain assets and liability accounts. In addition, the Company reviews its estimated costs to complete a contract and adjusts those costs when necessary. These estimates can be significant to the operating results and financial position of the Company. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information. Management regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

4.    ACCOUNTS RECEIVABLE, TRANSIT ACCOUNTS RECEIVABLE AND TRANSIT ACCOUNTS PAYABLE

The Company’s accounts receivable are comprised as follows:

	December 31, 2022	January 1, 2022	January 2, 2021
Billed	$40,256	$37,396	$25,926
Unbilled	6,615	10,231	8,219
Work-in-progress	4,991	1,810	3,612
Allowance for sales discounts and doubtful accounts	(1,100)	(1,197)	(1,750)

Accounts receivable, net	$50,762	$48,240	$36,007

Unbilled receivables primarily represent revenue earned whereby those services are ready to be billed as of the balance sheet ending date. Work-in-progress primarily represents revenue earned under contracts which the Company contractually invoices at future dates.

5.    PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 31, 2022	January 1, 2022	January 2, 2021
Computers and systems	$4,077	$4,133	$4,686
Equipment and furniture	220	86	264
Leasehold improvements	267	159	236
Laboratory equipment	67	-	-
	4,630	4,378	5,185

Less: accumulated depreciation and amortization	2,532	2,439	3,107

Property and equipment, net	$2,098	$1,939	$2,078

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $901, $1,671 and $1,529 during the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. In addition, $713 of assets not fully depreciated were included in the sale of the Canadian Power Systems business. For the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, depreciation and amortization expense for property and equipment was $995, $1,007 and $1,065, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

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

TalentHerder Acquisition

Effective October 2, 2022, the Company acquired the business operations of TalentHerder, LLC, a California limited liability company. TalentHerder is a leading talent acquisition services company.  TalentHerder’s business bridges the gap between in-house and external recruiting, specializing in high-growth companies. It works with clients to help identify and hire top-quality talent across all critical functions, enabling companies to scale teams quickly, efficiently, and cost-effectively. TalentHerder’s proven recruitment processes can help scale both in-person and remote working environments for companies across the globe. The acquisition will bolster the Company’s existing capabilities by expanding its recruitment process outsourcing ("RPO") service footprint, enhancing the Company's candidate sourcing reach, and enabling the Company's in-house recruiting team to respond more rapidly to client needs.

The preliminary consideration and estimated fair value of assets acquired and liabilities assumed is as follows:

Cash	$4,150
Common stock of the Company	631
Contingent consideration, at fair value	1,927
Total consideration	$6,708

The seller of TalentHerder is eligible to receive post-closing contingent consideration upon the business exceeding certain base levels of operating income, potentially earned over five years.  The amount recorded for the contingent consideration represents the acquisition date fair value of expected consideration to be paid based on TalentHerder’s forecasted operating income during the five year period. Expected consideration was valued based on different possible scenarios for projected operating income.  Each case was assigned a probability which was used to calculate an estimate of the forecasted future payments.  Then a discount rate was applied to these forecasted future payments to determine the acquisition date fair value to be recorded.  The preliminary estimated purchase price has been allocated as follows:

Property and equipment, net	$5
Customer relationships	910
Goodwill(a)	5,793
Total consideration	$6,708

(a)	The goodwill is expected to be fully deductible for tax purposes, except for the portion of contingent consideration which is deductible only when paid.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.    ACQUISITIONS AND DIVESTITURES (CONTINUED)

In the fourth quarter of 2021, the Company remeasured the value of its contingent consideration. The primary driver for remeasuring the contingent consideration was the performance by TKE.  This remeasurement led to a $1.7 million reduction to the contingent consideration liability relating to the TKE acquisition. TKE had high yearly performance targets to achieve earn-out consideration.  Two factors primarily contributed to TKE not hitting its performance targets.  The first was the COVID-19 pandemic which overlapped earn-out years two and three.  TKE had numerous projects in its pipeline that were delayed or eliminated by prospective clients.   The second factor relates to a specific client in earn-out year three.  This client was dissatisfied with the product output, and TKE agreed to fix the equipment. The additional cost caused TKE to miss its earn-out target.  Based on these factors, the Company determined to amend its asset purchase agreement with TKE, whereby TKE could receive maximum contingent consideration of $0.4 million in 2022 and $0.3 million in 2023. TKE earned $0.3 million in 2022, so the Company recorded a remeasurement of contingent consideration for $0.1 million in 2022.

Potential future contingent payments to be made to all active acquisitions after December 31, 2022 are capped at a cumulative maximum of $11.8 million. The Company paid contingent consideration of $0.1 million, $0.5 million and $0.3 million during the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.

The changes in the liability for contingent consideration from acquisitions for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 are as follows:

Balance as of December 28, 2019	$3,058

Contingent payments made	(345)
Changes in fair value of contingent payments	145

Balance as of January 2, 2021	$2,858

Contingent payments made	(494)
Changes in fair value of contingent consideration	52
Remeasurement of contingent consideration	(1,713)

Balance as of January 1, 2022	$703

Contingent payments made	(99)
Remeasurement of contingent consideration	(88)
Acquisition of TalentHerder	1,926

Balance as of December 31, 2022	$2,442

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.    ACQUISITIONS AND DIVESTITURES (CONTINUED)

Future Contingent Payments

As of December 31, 2022, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the former sellers: 1) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”), and 2) effective October 2, 2022, the Company acquired certain assets of TalentHerder LLC. The Company estimates future contingent payments at December 31, 2022 as follows:

Fiscal Years Ending	Total
December 30, 2023	$472
Thereafter	1,970
Estimated future contingent consideration payments	$2,442

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

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of December 31, 2022.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

Divestiture of Assets

On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada.  The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. The Company will continue to offer other engineering services in Canada and similar services in the United States.  The Company evaluated this transaction under ASC 205-20, discontinued operations and determined it did not meet the requirements to be treated as such.  For the fiscal years ended January 1, 2022 and January 2, 2021, these two offices generated revenue of $4.9 million and $11.8 million.  The purchase agreement provided for a typical indemnity escrow held by an independent escrow agent, the proceeds of which will equal up to $0.7 million, net of contingent sale bonuses for former management. The Company received a portion of the escrow during the fiscal year ended December 31, 2022.  The remaining escrow balance has not been recognized in the Company’s financial statements, as the Company does not control the escrow.  Provided there are no asserted indemnity claims, the Company expects to receive up to $0.4 million net of bonuses during the first half of fiscal 2023.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

7.    GOODWILL

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  During the fiscal year ended December 31, 2022, the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic and endemic. While COVID-19 has at times negatively impacted the Company and may continue to negatively impact the Company in the future, the Company did not conclude in such review that this negative impact is permanent. The Company reviewed industry and market conditions, reporting unit specific events as well as overall financial performance and determined that no indicators of impairment of goodwill existed during the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021. As such, no impairment loss on the Company’s goodwill during the fiscal years ended December 31, 2022, January 1, 2022 or January 2, 2021 was recorded as a result of such review.

The changes in the carrying amount of goodwill for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 are as follows:

	Engineering	Specialty Health Care	Information Technology	Total
Balance as of December 28, 2019	$11,918	$2,398	$2,038	$16,354

No change in fiscal 2020	-	-	-	-

Balance as of January 2, 2021	$11,918	$2,398	$2,038	$16,354

No change in fiscal 2021	-	-	-	-

Balance as of January 1, 2022	$11,918	$2,398	$2,038	$16,354

Acquisition of TalentHerder	-	-	5,793	6,506

Balance as of December 31, 2022	$11,918	$2,398	$7,831	$22,147

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

8.    INTANGIBLE ASSETS

The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the Company determines that it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell. The Company’s intangible assets consist of customer relationships and non-compete agreements. During the fiscal year ended December 31, 2022, the Company reviewed the carrying value of its intangible assets due to the events and circumstances surrounding the COVID-19 pandemic and endemic. While COVID-19 has at times negatively impacted the Company and may continue to negatively impact the Company in the future, the Company did not conclude in such review that this negative impact is permanent. As such, no impairment loss on the Company’s intangible assets during the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 was recorded as a result of such review.

All of the Company’s intangible assets are associated with the Engineering segment.  Intangible assets other than goodwill are amortized over their useful lives.  Intangible assets are carried at cost, less accumulated amortization.

Details of intangible assets by class at December 31, 2022, January 1, 2022 and January 2, 2021:

	December 31, 2022	January 1, 2022	January 2, 2021
Restricted covenants	$-	$-	$12
Customer relationships	864	-	83

Total intangible assets	$864	$-	$95

Amortization of acquired intangible assets for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $46, $95 and $321, respectively. The remaining intangible asset balance will be amortized through fiscal 2027.

Estimated future amortization expense, by fiscal years, for these intangibles assets are as follows:

2023	$182
2024	182
2025	182
2026	182
2027	136

Total	$864

F
- 28

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

9.    LINE OF CREDIT

The Company’s Revolving Credit Facility provides for a $45.0 million revolving credit facility, has no sub-limit for letters of credit, and expires on August 8, 2023.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate) (which replaced LIBOR (London Interbank Offered Rate) upon the phasing out of LIBOR), plus applicable margin, typically borrowed in fixed 30-day increments, plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 were 2.2%, 2.0% and 2.7%, respectively. However, during the Company’s fiscal fourth quarter of 2022, it experienced a weighted average interest rate of 5.2%, including unused line. The Company believes its fourth quarter interest rate is more reflective of rates expected in the near term.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of December 31, 2022, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended). The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of December 31, 2022, January 1, 2022 and January 2, 2021 were $8.8 million, $14.2 million and $11.9 million, respectively. At December 31, 2022, January 1, 2022 and January 2, 2021, there were letters of credit outstanding for $1.9 million. At December 31, 2022, the Company had availability for additional borrowings under the Revolving Credit Facility of $34.3 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

10. PER SHARE DATA

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share. The number of weighted-average shares used to calculate basic and diluted earnings per share for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 was determined as follows:

	Fiscal Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Basic weighted average shares outstanding	10,051,688	11,035,361	12,152,042
Dilutive effect of outstanding restricted share awards	390,488	589,740	-

Weighted average dilutive shares outstanding	10,442,176	11,625,101	12,152,042

For the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, there were no anti-dilutive shares included in the calculation of common stock equivalents as there were no stock options outstanding.

Unissued shares of common stock were reserved for the following purposes:

	December 31, 2022	January 1, 2022	January 2, 2021
Time-based restricted stock awards outstanding	274,939	420,628	459,805
Unvested subscription restricted share awards	-	-	250,000
Performance-based restricted stock awards outstanding	225,000	125,000	-
Future grants of options or shares	890,682	107,924	520,929
Shares reserved for employee stock purchase plan	364,231	448,110	149,894

Total	1,754,852	1,101,662	1,380,628

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.    SHARE BASED COMPENSATION

At December 31, 2022, the Company had two share-based employee compensation plans, the Employee Stock Purchase Plan and the 2014 Omnibus Equity Compensation Plan.

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

Share-based compensation expense of $1.6 million, $1.4 million, and $1.1 million was recognized for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. Share-based compensation for performance-based equity agreements were $0.8 million and $0.4 million for the fiscal years ended December 31, 2022 and January 1, 2022. There was no performance-based equity expense for the fiscal year ended January 2, 2021. As of December 31, 2022, there were 225,000 performance-based restricted stock units outstanding.

As of December 31, 2022, the Company had $1.6 million of total unrecognized compensation cost, with approximately $0.5 million related to time-based non-vested share-based awards outstanding and $1.1 million related to performance-based non-vested share-based awards outstanding. The Company expects to recognize the expense associated with time-based non-vested share-based awards through fiscal 2027.  If earned, the Company will recognize the expense associated with performance-based non-vested share-based awards straight-line through fiscal 2023.  These amounts do not include a) the cost of any additional share-based awards granted after December 31, 2022 or b) the impact of any potential changes in the Company’s forfeiture rate.

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

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions. During the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, there were 83,879, 101,784 and 117,983 shares issued under the Purchase Plan for net proceeds of $0.4 million, $0.1 million and $0.2 million, respectively. As of December 31, 2022, there were 364,231 shares available for issuance under the Purchase Plan. Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $0.3 million, $0.1 million and $44, respectively.

2014 Omnibus Equity Compensation Plan (the 2014 Plan)

The 2014 Plan, approved by the Company’s shareholders in December 2014, initially provided for the issuance of up to 625,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries, or consultants and advisors utilized by the Company.  In fiscal 2016, fiscal 2020 and fiscal 2022, the Company amended, or amended and restated, the 2014 Plan with shareholder approval to increase the aggregate number of shares of stock reserved for issuance under the Plan by an additional 500,000, 850,000 and 1,000,000 shares, respectively, so that the total number of shares of stock reserved for issuance under the Plan is 2,975,000 shares.  The expiration date of the Plan is December 17, 2030, unless the 2014 Plan is terminated earlier by the Board or is extended by the Board with the approval of the stockholders.  The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.

All stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of December 31, 2022, there were no accrued dividends. Dividends for stock awards that ultimately do not vest are forfeited.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

2014 Omnibus Equity Compensation Plan (the 2014 Plan) (Continued)

As of December 31, 2022, under the 2014 Plan, 274,939 time-based shares were outstanding, 225,000 performance-based restricted stock units were outstanding and 890,682 shares were available for awards thereunder.

The intrinsic value of all equity grants for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $3.5 million, $2.9 million and $1.5 million respectively. These amounts are based on the equity price on the last trading day in the period presented.

Time-Based Restricted Stock Awards

From time-to-time the Company issues time-based restricted stock awards.

The following summarizes the activity in the time-based restricted stock awards under the 2014 Plan during the fiscal year ended December 31, 2022:

	Number of Time-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 1, 2022	420,628	$2.69
Granted	56,500	$8.07
Vested	(136,931)	$3.46
Forfeited or expired	(65,258)	$1.95
Outstanding non-vested at December 31, 2022	274,939	$3.59

Based on the closing price of the Company’s common stock of $12.34 per share on December 30, 2022 (the last trading day prior to December 31, 2022), the intrinsic value of the time-based non-vested restricted stock units at December 31, 2022 was approximately $0.6 million. As of December 31, 2022, there was approximately $0.5 million of total unrecognized compensation cost related to time-based restricted stock units, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock units through fiscal 2027.

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

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

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

The following summarizes the activity in the performance-based restricted stock units during the fiscal year ended December 31, 2022:

	Number of Performance-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 1, 2022	125,000	$3.26
Granted	225,000	$8.73
Vested	(125,000)	$3.26
Forfeited or expired	-	-
Outstanding non-vested at December 31, 2022	225,000	$8.73

As of December 31, 2022, there were two outstanding grants for performance-based restricted stock units issued to Bradley Vizi, the Company’s Chief Executive Officer: 1) In January 2022, the Company issued a performance-based restricted stock unit grant of up to 125,000 shares based on fiscal 2022 performance (the “2022 Grant”).  The Company issued 125,000 shares under the 2022 Grant in January 2023, which was substantially expensed in fiscal 2022; 2) In December 2022, the Company issued a performance-based restricted stock unit grant of 100,000 shares, subject to increase up to 125,000 shares, based on fiscal 2023 performance (the “2023 Grant”). The Company has not made a determination as to how many shares it expects to issue under the 2023 Grant.

The Company assesses at each reporting date whether achievement of any performance condition is probable and recognizes the expense when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period. If at a later measurement date, the Company determines that performance-based restricted stock awards deemed as likely to vest are deemed as unlikely to vest, the expense recognized will be reversed.

Share-based compensation for performance-based equity agreement was $0.8 million and $0.4 million for the fiscal years ended December 31, 2022 and January 1, 2022, respectively.  There was no performance-based equity expense for the fiscal year ended January 2, 2021.

During the fiscal year ended December 31, 2022, the Company awarded 1,000 immediately vested share awards at an average price of $18.48. During the fiscal year ended January 1, 2022, the Company awarded 125,000 immediately vested share awards at an average price of $2.17. During fiscal 2020, the Company awarded 100,092 immediately vested share awards at an average price of $1.33.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.         SHARE BASED COMPENSATION (CONTINUED)

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2019	391,725	$4.36
Granted – time-based vesting	719,805	$1.88
Granted – performance-based vesting	-	-
Vested	(179,225)	$3.78
Forfeited or expired	(222,500)	$4.55
Outstanding non-vested at January 2, 2021	709,805	$1.92
Granted – time-based vesting	163,005	$3.81
Granted – performance-based vesting	125,000	$3.26
Vested	(452,182)	$1.89
Forfeited or expired	-	-
Outstanding non-vested at January 1, 2022	545,628	$2.82
Granted – time-based vesting	56,500	$8.07
Granted – performance-based vesting	100,000	$11.96
Vested	(136,931)	$3.46
Forfeited or expired	(65,258)	$1.95
Outstanding non-vested at December 31, 2022	499,939	$5.91

Based on the closing price of the Company’s common stock of $12.34 per share on December 30, 2022, the intrinsic value of all outstanding unvested equity awards at December 31, 2022 was $6.2 million.

12.   TREASURY STOCK TRANSACTIONS

On January 13, 2021, the Company’s Board of Directors authorized a program to repurchase shares of the Company’s common stock up to an amount not to exceed $7.5 million. All of these repurchases are conducted under the safe harbor from liability pursuant to certain market manipulation rules provided by Rule 10b-18 under the Securities Exchange act of 1934, as amended. On November 12, 2021, the Company’s Board of Directors further increased the total amount available to repurchase shares up to an amount not to exceed $19.1 million (including the initial $7.5 million authorized on January 13, 2021), consistent with the maximum limitation set forth by the Company’s revolving line of credit. The program is designed to provide the Company with enhanced flexibility over the long term to optimize its capital structure. Shares of the common stock may be repurchased on the open market or through negotiated transactions. The program may be terminated or suspended at any time at the discretion of the Company.

During the fiscal year ended December 31, 2022, the Company purchased 1,309,427 shares at an average price of $12.63 per share. During the fiscal year ended January 1, 2022, the Company purchased 1,930,911 shares at an average price of $4.68 per share. During the fiscal year ended January 2, 2021, the Company purchased 1,858,139 shares at an average price of $1.20 per share. As of December 31, 2022, the Company has $10.2 million available for future treasury stock purchases.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard only applies to contracts and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform.  This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the LIBOR and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU No. 2022-06, Deferral of the sunset date of Topic 848.  This update defers the sunset date from December 31, 2022 to December 31, 2024.  The Company may elect to apply the amendments prospectively through December 31, 2024. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

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

Segment operating income (loss) includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Fiscal Year Ended December 31, 2022	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total

Revenue	$159,448	$85,937	$39,295	$-	$284,680

Cost of services	111,543	64,218	25,992	-	201,753

Gross profit	47,905	21,719	13,303	-	82,927

Selling, general and administrative	27,661	17,272	8,462	-	53,395

Depreciation and amortization of property and equipment	426	455	114	-	995

Amortization of acquired intangible assets	-	-	46	-	46

Remeasurement of acquisition-related contingent consideration	-	(88)	-	-	(88)

Gain on sale of assets	-	(219)	-	-	(219)

Operating income	$19,818	$4,299	$4,681	$-	$28,798

Total assets as of December 31, 2022	$34,062	$33,447	$15,778	$4,677	$87,964
Property and equipment acquired	$75	$657	$124	$296	$1,152

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.   SEGMENT INFORMATION (CONTINUED)

Fiscal Year Ended January 1, 2022	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total

Revenue	$98,495	$66,172	$39,208	$-	$203,875

Cost of services	73,177	50,109	27,465	-	150,751

Gross profit	25,318	16,063	11,743	-	53,124

Selling, general and administrative	19,491	14,210	8,318	-	42,019

Depreciation and amortization of property and equipment	373	521	113	-	1,007

Amortization of acquired intangible assets	-	95	-	-	95

Remeasurement of acquisition-related contingent consideration	-	(1,713)	-	-	(1,713)

Gain on sale of assets	-	(2,420)	-	-	(2,420)

Operating income	$5,454	$5,370	$3,312	$-	$14,136

Total assets as of January 1, 2022	$32,809	$28,343	$8,676	$3,024	$72,852
Property and equipment acquired	$563	$481	$173	$359	$1,576

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.   SEGMENT INFORMATION (CONTINUED)

Fiscal Year Ended January 2, 2021	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total

Revenue	$60,481	$57,715	$32,213	$-	$150,409

Cost of services	47,116	41,227	23,211	-	111,554

Gross profit	13,365	16,488	9,002	-	38,855

Selling, general and administrative	15,601	13,021	9,169	-	37,791

Depreciation and amortization of property and equipment	319	638	108	-	1,065

Amortization of acquired intangible assets	-	321	-	-	321

Write-off of receivables and professional fees incurred related to arbitration	-	8,397	-	-	8,397

Impairment of right of use assets and related costs	-	-	-	2,231	2,231

Operating (loss)	$(2,555)	$(5,889)	$(275)	$(2,231)	$(10,950)

Total assets as of January 2, 2021	$19,141	$33,782	$7,498	$7,918	$68,339
Property and equipment acquired	$36	$26	$48	$350	$460

The Company derives a majority of its revenue from offices in the United States. Revenue reported for each operating segment are all from external customers. The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Serbia. Revenue by geographic area for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 are as follows:

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Revenue
United States	$272,342	$186,169	$126,238
Canada	4,708	9,578	15,310
Puerto Rico	5,180	5,237	5,702
Serbia	2,630	2,891	3,159
	$284,680	$203,875	$150,409

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.   SEGMENT INFORMATION (CONTINUED)

Total assets by geographic area as of the reported periods are as follows:

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Total Assets
United States	$81,558	$67,296	$56,308
Canada	1,640	1,327	7,067
Puerto Rico	1,401	963	1,483
Serbia	3,365	3,266	3,481
	$87,964	$72,852	$68,339

15.   INCOME TAXES

Generally, the Company’s relative income or loss generated in each of its jurisdictions can materially impact the consolidated effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income, versus United States pretax income. The consolidated effective income tax rate for fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 were 26.7%, 21.0% and 26.4%, respectively.  The Company’s United States Federal statutory tax rate for fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, before any adjustments, was 21.0%.  The income tax provisions reconciled to the tax computed at the United States Federal statutory rate for fiscal years 2022, 2021 and 2020 are as follows:

	December 31, 2022	January 1, 2022	January 2, 2021
Federal statutory rate	21.0%	21.0%	21.0%
Tax expense on taxable (loss) income at federal statutory rate	$5,981	$2,922	$(2,532)
State and Puerto Rico income taxes, net of Federal income tax benefit	1,373	519	(535)
Permanent differences domestic	(52)	(114)	154
Permanent differences foreign	-	(657)	-
Excess tax deduction over GAAP deduction for equity awards vested in current year	161	-	-
Remeasurement of contingent consideration	-	(359)	-
Intangible asset deferred tax liability true-up	-	491	-
Foreign income tax rates	15	89	(21)
Adjustments to prior year federal taxes	-	46	(53)
Other	113	(12)	(201)
Total income tax expense (benefit)	$7,591	$2,925	$(3,188)

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.   INCOME TAXES (CONTINUED)

The components of income tax expense (benefit) are as follows:

	Fiscal Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Current
Federal	$2,962	$47	$(32)
State and local	1,020	45	174
Foreign	359	292	382
	4,341	384	524

Deferred
Federal	2,507	2,152	(2,844)
State	718	612	(851)
Foreign	25	(223)	(17)
	3,250	2,541	(3,712)
Total	$7,591	$2,925	$(3,188)

The components of earnings (loss) before income taxes by United States and foreign jurisdictions were as follows:

	Fiscal Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
United States	$26,722	$10,880	$(13,898)
Foreign jurisdictions	1,758	3,034	1,841
	$28,480	$13,914	$(12,057)

A reconciliation of the unrecognized tax benefits for the year December 31, 2022:

Unrecognized Tax Benefits
Balance as of December 28, 2019
Gross increases: tax positions in prior period	$-
Gross increases: tax positions in current period	$-
Balance as of January 2, 2021	$-
Gross increases: tax positions in prior period	$-
Gross increases: tax positions in current period	$1,196
Balance as of January 1, 2022	$1,196
Gross increases: tax positions in prior period	$-
Gross increases: tax positions in current period	$-

Balance as of December 31, 2022	$1,196

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

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

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes and records such amounts to interest expense.  The Company recorded no expense for penalties or interest in the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021.

At December 31, 2022, January 1, 2022 and January 2, 2021, deferred tax assets and liabilities consist of the following:

	December 31, 2022	January 1, 2022	January 2, 2021
Deferred tax assets:
Allowance for doubtful accounts	$270	$297	$455
Federal and state net operating loss carryforward	-	1,153	2,634
Reserves and accruals	851	800	881
Lease liability	1,118	844	1,174
Other	220	314	318
Total deferred tax assets	2,459	3,408	5,462

Deferred tax liabilities:
Acquisition amortization, net	(1,696)	(1,428)	(716)
Prepaid expense deferral	(872)	(552)	(602)
Bonus depreciation to be reversed	(433)	(392)	(280)
Right of use assets	(953)	(501)	(564)
Canada deferred tax liability, net	(166)	(142)	(365)
Total deferred tax liabilities	(4,120)	(3,015)	(2,527)
Total deferred tax (liabilities) assets, net	(1,661)	$393	$2,935

The Company no longer has any operating losses to carry forward.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Puerto Rico and Serbia. The Company and its subsidiaries file a consolidated United States Federal income tax return and file in various states.  The Company has no open federal audits as of December 31, 2022. The Company is no longer subject to audits by state and local tax authorities for tax years prior to 2019. The Company is no longer subject to audit in Canada for the tax years prior to tax year 2019. The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2012. The Company has no open state audits as of December 31, 2022.

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

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.   INCOME TAXES (CONTINUED)

Under APB 23, foreign earnings are generally not subject to US tax until repatriated or deemed repatriated under the anti-deferral rules.  The Company has determined that as of December 31, 2022, all current and future earnings in its foreign subsidiaries will be permanently reinvested.   Based on this determination, the anti-deferral rules have no material impact on the Company.

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

As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of losses and possible recoveries.  The Company may not be covered by insurance as it pertains to some or all of these matters.  A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. From time to time, the Company must estimate the potential loss even though the party adverse to the Company has not asserted any specific amounts. Significant judgment is required to determine both the probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly and it adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. Once established, a provision may change in the future due to new developments or changes in circumstances. The Company could increase or decrease its earnings in the period that the changes are made.

The Company is exposed to various asserted claims as of December 31, 2022, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of December 31, 2022, the Company has accrued $2.9 million for asserted claims.

In April 2022, a client of the Company’s Industrial Processing Group alleged that a system partially designed by the Company is not operating as intended and that the Company is responsible. The Company has not determined if it has any liability. In the event of liability, the Company believes its damages are contractually limited to an amount no higher than $3.3 million. Furthermore, the Company believes that if it were found liable, any damages would be covered by insurance, subject to a deductible of $0.5 million and maximum coverage of $5.0 million. While the Company attempts to find a mutually agreeable solution, the Company has reserved $0.5 million for this project. The Company can give no assurance that its liability is limited to $3.3 million or that liability over $0.5 million, if any, will be covered by insurance.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

17.   RETIREMENT PLANS

Profit Sharing Plans

The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees in the United States and other similar plans in Canada, Puerto Rico and Serbia (the “Retirement Plans”). The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations. The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the Retirement Plans. Contributions to the Retirement Plans charged to operations by the Company for the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021 were $626, $721 and $217, respectively.

18.   COMMITMENTS

Executive Severance Agreements

The Company is a party to an Executive Severance Agreement (the “Executive Severance Agreement”) with each of Bradley S. Vizi, the Company's Executive Chairman and President (dated as of June 1, 2018), and Kevin D. Miller, the Company’s Chief Financial Officer (dated as of February 28, 2014, as amended), which set forth the terms and conditions of certain payments to be made by the Company to the executive in the event, while employed by the Company, such executive experiences (a) a termination of employment unrelated to a “Change in Control” (as defined therein) or (b) there occurs a Change in Control and either (i) the executive’s employment is terminated for a reason related to the Change in Control or (ii) in the case of Mr. Miller, the executive remains continuously employed with the Company for a period of three months following the Change in Control. Each Executive Severance Agreement also provide for certain payments, if either (a) the executive is involuntarily terminated by the Company for any reason other than “Cause” (as defined therein), “Disability” (as defined therein) or death, or (b) the executive resigns for “Good Reason” (as defined therein), and, in each case, the termination is not a “Termination Related to a Change in Control” (as defined therein).

Leases

Leases are recorded in accordance with FASB ASC 842, Leases which requires lessees to recognize a right-of-use (“ROU”) asset and an operating right of use liability for all leases with terms greater than 12 months and requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases.

At January 1, 2021, in connection with the continuing developments from COVID-19, the Company reduced its leased office space as a result of its employees moving to a remote work environment. The Company does not believe there is an opportunity to sublet any of the vacant office space due to the current commercial rental marketplace. This decision and reduction in the use of the office spaces resulted in a right-of-use asset impairment of $1.9 million during the Company’s fiscal year 2020. This loss was determined by identifying the fair value of the impacted right-of-use assets as compared to the carrying value of the assets as of the measurement date, in accordance with Property, Plant and Equipment Topic of the FASB ASC. The fair value of the right-of-use assets was based on the remaining term of each lease. In addition, the Company wrote off a total of $0.3 million in other office lease costs and obsolete equipment during fiscal year 2020.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

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

The components of lease expense were as follows:

	Fiscal Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Operating lease cost	$1,598	$1,891	$2,524

Finance lease cost
Amortization of right of use assets	$487	$401	$366
Interest on lease liabilities	7	9	10
Total finance lease cost	$494	$410	$376

Supplemental Cash Flow information related to leases was as follows:

	December 31, 2022	January 1, 2022	January 2, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,633	$1,957	$2,589
Operating cash flows from finance leases	$8	$9	$7
Financing cash flows from finance leases	$508	$415	$402

Right of use assets obtained in exchange for lease obligations
Operating leases	$2,790	$830	$1,257
Finance leases	$257	$1,002	$258

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.   COMMITMENTS (CONTINUED)

Leases (Continued)

Supplemental Balance Sheet information as of December 31, 2022, January 1, 2022 and January 2, 2021 related to leases was as follows:

	December 31, 2022	January 1, 2022	January 2, 2021
Operating leases
Operating lease right of use assets	$3,665	$1,877	$2,409

Operating right of use liability - current	$(1,349)	$(1,502)	$(1,886)
Operating right of use liability - non-current	(2,932)	(1,631)	(2,641)
Total operating lease liabilities	$(4,281)	$(3,133)	$(4,527)

Finance leases
Property and equipment - (right of use assets)	$1,177	$1,367	$1,140
Accumulated depreciation	(461)	(375)	(746)
Property and equipment, net	$716	$992	$394

Finance lease liability - current	$(462)	$(437)	$(247)
Finance lease liability - non-current	(232)	(502)	(106)
Total finance lease liabilities	$(694)	$(939)	$(353)

Weighted average remaining lease term in years
Operating leases	6.78	1.80	2.03
Finance leases	1.50	2.34	1.45

Weighted average discount rate
Operating leases	3.10%	3.32%	4.06%
Finance leases	0.87%	1.15%	2.63%

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2022, January 1, 2022 and January 2, 2021

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.   COMMITMENTS (CONTINUED)

Leases (Continued)

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2023	$1,460	$467
2024	754	233
2025	493	-
2026	409	-
2027	302	-
Thereafter	1,455	-

Total lease payments	4,873	700
Less: imputed interest	(592)	(6)
Total	$4,281	$694

19.   RELATED PARTY TRANSACTIONS

There have been no related party transactions during the time periods presented.

20.   SUBSEQUENT EVENTS

For the period subsequent to December 31, 2022 and through March 15, 2023, the Company purchased 437,486 shares of the Company’s common stock as part of its Treasury Stock Repurchase Program, at an average price of $13.38, totaling $4.4 million. As of March 15, 2023, the Company has $4.4 million available for future treasury stock purchases.