Form 10-K/A
period 2022-12-31
RCM TECHNOLOGIES, INC.
filed 2023-04-28
CIK 700841

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

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of April 27, 2023: 8,356,344.

Documents Incorporated by Reference

None in this Amendment No. 1 on Form 10-K/A.

Auditor Firm ID: 100         Auditor Name: WithumSmith+Brown, PC         Auditor Location: Red Bank, NJ

EXPLANATORY NOTE

On March 16, 2023, RCM Technologies, Inc. (“Company,” “we,” “us,” “our” and “RCM”) filed its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Original Filing”), with the Securities and Exchange Commission (the “Commission”). The Company indicated that it would incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2022 annual meeting of stockholders. Because the Company does not anticipate filing its definitive proxy statement by May 1, 2023, the Company is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

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

FORM 10-K/A

TABLE OF CONTENTS

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors

Bradley S. Vizi, Director since 2013, age 39

Mr. Vizi has served as our Executive Chairman & President since June 2018.  Previously Mr. Vizi served as our Chairman of the Board since September 2015 and a board member since December 2013. From February 2016 to June 2022, Mr. Vizi served as a member of the Board of Directors at L.B. Foster (NASDAQ: FSTR), a leading manufacturer, fabricator, and distributor of products and services for the rail, construction, energy and utility markets with locations in North America and Europe.  Mr. Vizi founded Legion Partners, Inc. in 2010 and Legion Partners Asset Management, LLC in 2012, where he served as Managing Director and Portfolio Manager until October 2017.  From 2007 to 2010, Mr. Vizi was an investment professional at Shamrock Capital Advisors, Inc. (“Shamrock”), the alternative investment vehicle of the Disney Family.  Prior to Shamrock, from 2006 to 2007, Mr. Vizi was an investment professional with the private equity group at Kayne Anderson Capital Advisors L.P. Mr. Vizi is a CFA Charterholder and graduated from the Wharton School at the University of Pennsylvania.

Mr. Vizi’s significant public company experience is particularly valuable in the areas of strategy, capital allocation, compensation planning, corporate governance and marketing the Company to the investment community.

Chigozie O. Amadi, Director since 2022, age 38

Mr. Amadi has served since October 2019 as the Chief Financial Officer for The Siegel Group, a conglomerate of private companies focusing on investments and management of real estate and food and beverage businesses. Mr. Amadi leads the departments of accounting, finance, payroll, acquisitions, and dispositions. Before his current role, Mr. Amadi previously served as Director of Real Estate Investments for The Siegel Group. Mr. Amadi also worked for Wells Fargo & Company, providing secured and unsecured financing to REITs and private real estate firms.  Mr. Amadi holds a J.D. from Loyola Law School and a B.A. from the University of Pennsylvania and is an active member of the California Bar.

Mr. Amadi’s extensive experience overseeing the preparation and aggregation of the financial performance of multiple companies, in addition to supervising the audits and financial professionals responsible for those audits, and his legal acumen, allow him to make valuable contributions to all of the Company’s business segments.

Richard A. Genovese, Director since 2018, age 68

Mr. Genovese is currently engaged in private equity consultation roles related to turnaround and asset acquisition and disposition activities. Mr. Genovese serves as a director of Loyalty Ventures Inc (NASDAQ: LYLT), a loyalty marketing company.  Mr. Genovese served as Executive Chairman for Complia Health/Develus Systems from July 2017 through December 2019 at which time a disposition of the company occurred and Mr. Genovese exited this role.  Mr. Genovese was requested to and rejoined the Board of Complia Health in January 2021.  Mr. Genovese served as the Chief Operating Officer and Executive Vice President of CIBER, Inc. from February 2012 to January 2014 and as its Executive Vice President of North American Operations from September 2011 to February 2012.  Prior to joining CIBER, Mr. Genovese worked at various technology and consulting leaders including IBM, Price Waterhouse Coopers (PWC) and Electronic Data Systems (EDS). At IBM, he served as General Manager of Application Services for the Americas, the largest offering group within IBM’s Global Business Services. Prior to that, he was General Manager of the IBM Business Process Outsourcing practice for the Americas and also Managing Partner for the Global Business Services Communications sector. He joined IBM through its acquisition of PWC in 2002, where he was Managing Partner of Business Process Outsourcing for the Americas and Managing Partner for the Global Energy Consulting Practice. At PWC, Mr. Genovese was admitted as a partner in 1990. He began his career at EDS, where he was a principal.  Mr. Genovese has a Bachelor of Business Administration with a concentration in Finance and Accounting from Loyola University.

Mr. Genovese’s extensive experience in senior operating and financial roles provides direct relevance to the day to day issues facing the Company. Additionally, his skills base founded in information technology services and human capital management is directly relevant to the Company’s performance criteria.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Our Directors (Continued)

Swarna Srinivas Kakodkar, Director since 2019, age 39

Ms. Kakodkar is a seasoned technology executive with over 15 years of experience building organizations that develop high-impact software to serve enterprises, developers, and consumers.  Ms. Kakodkar currently leads a product management organization at Google.  She previously led product and technical teams at Amazon Web Services, where she launched services that have touched millions of users.  Prior to that, she held various roles at Facebook, where she oversaw the development of digital advertising products and global partnerships with some of Facebook’s largest customers.  Prior to joining Facebook, Ms. Kakodkar worked at AOL Platforms, where she developed capital allocation strategies, managed M&A activity, and built technology partnership programs.  She chairs our Compensation Committee, serves on our Audit Committee, and serves on our Nominating/Governance Committee. She holds an MBA from Harvard Business School and a B.A. from Harvard College.

Ms. Kakodkar’s extensive experience in digital marketing, financial modeling, enterprise software, implementation of new technologies, and management and retention of diverse employee groups, allow her to make valuable contributions to all of the Company’s business segments.

Jayanth S. Komarneni, Director since 2020, age 40

Mr. Komarneni is the founder and chair of the Human Diagnosis Project (‘Human Dx’), an open medical intelligence system. Human Dx has brought together top medical organizations (including the American Medical Association, the American Board of Medical Specialties, and the National Association of Community Health Centers), health systems (including research collaborations with Harvard, Johns Hopkins, UCSF, Stanford, and Kaiser Permanente), and financial supporters (including the European Union, the MacArthur Foundation, the Gordon & Betty Moore Foundation, Union Square Ventures, and Andreessen Horowitz). Before founding Human Dx, Mr. Komarneni advised leadership at some of the world's preeminent organizations while working at McKinsey & Company and Bain & Company. Mr. Komarneni's work spanned stakeholders in the social, public, and private sectors, including foundations, governments, companies (in the life sciences, health care, technology, energy, and financial services industries), and alternative investment firms. After McKinsey and Bain, he helped launch and operate Greenoaks Capital Management, a global alternative investment firm, as its first employee. Mr. Komarneni also participated in Y Combinator, the world's leading technology accelerator. Mr. Komarneni has degrees that include an MSc in Global Health Science from the University of Oxford and an MBA from the Wharton School, and an M.S. in Biotechnology from the School of Engineering and Applied Science at the University of Pennsylvania.

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

Name	Age	Position
Bradley S. Vizi	39	Executive Chairman & President
Kevin D. Miller	56	Chief Financial Officer, Treasurer and Secretary
Michael Saks	66	Division President, Health Care Services

Bradley S. Vizi. See above.

Kevin D. Miller has served as our Chief Financial Officer, Secretary and Treasurer since October 2008. From July 1997 until September 2008, he was Senior Vice President of RCM. From 1996 until July 1997, Mr. Miller served as an Associate in the corporate finance department of Legg Mason Wood Walker, Incorporated. From 1995 to 1996, Mr. Miller was a business consultant for the Wharton Small Business Development Center. Mr. Miller previously served as a member of both the audit and corporate finance groups at Ernst & Young LLP. Mr. Miller has a Bachelor of Science in Accounting from The University of Delaware and a MBA with a concentration in Finance from the Wharton School at The University of Pennsylvania.

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

Committee
Board Member	Audit	Compensation	Nominating & Corporate Governance
Bradley S. Vizi
Chigozie O. Amadi	X		X
Richard A. Genovese	X(1)	X
Swarna Srinivas Kakodkar	X	X(1)	X
Jayanth S. Komarneni		X	X(1)
____________

(1)	Chairman

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

The Board of Directors has determined that Richard A. Genovese, Chair of the Audit Committee, is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the Commission.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Code of Conduct and Code of Ethics. We have adopted a Code of Conduct applicable to all of our directors, officers and employees. In addition, we have adopted a Code of Ethics, within the meaning of applicable Commission rules, applicable to our Chief Executive Officer, Chief Financial Officer and Controller. If we make any amendments to either of these Codes (other than technical, administrative, or other non-substantive amendments), or waive (explicitly or implicitly) any provision of the Code of Ethics to the benefit of our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in the investor relations portion of our website at www.rcmt.com (where our Code of Conduct and Code of Ethics are available), or in a report on Form 8-K that we file with the Commission.

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

Board Leadership Structure. Our governance documents provide the Board with flexibility to select the appropriate leadership structure for the Company. In making leadership structure determinations, the Board may consider many factors, including the specific needs of our business and what is in the best interests of our stockholders. Our Chairman, or our Lead Independent Director if our Chairman is not independent: (i) presides at all meetings of the Board including presiding at executive sessions of the Board (without management present) at every regularly scheduled Board meeting, (ii) serves as a liaison between the management and the independent directors, (iii) approves meeting agendas, time schedules and other information provided to the Board, and (iv) is available for direct communication and consultation with major stockholders upon request. On June 1, 2018, Mr. Vizi was appointed Executive Chairman and President. Ms. Kakodkar has been designated by the Company’s independent directors to serve as a Lead Independent Director.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Compensation Committee Interlocks and Insider Participation. None of the members of our Compensation Committee were officers or employees of the Company or any of its subsidiaries during 2022, were formerly officers of the Company or any of its subsidiaries, or had any relationship with the Company since the beginning of 2022 that requires disclosure under Item 404 of Regulation S-K, nor have there been since the beginning of 2022 any compensation committee interlocks involving our directors and executive officers that require disclosure under Item 407 of Regulation S-K.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Company management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

Respectfully submitted by the Compensation Committee

Swarna Srinivas Kakodkar (Chair)
Richard A. Genovese
Jayanth S. Komarneni

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Compensation Committee seeks to ensure that the total compensation paid to the executives is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to our executives, including the named executive officers, are similar to those provided to other executive officers. Our named executive officers for the year ended December 31, 2022 (fiscal 2022) are Messrs. Vizi, Saks and Miller, as well as Frank Petraglia, who served as an executive officer of our company until leaving the Company on June 30, 2022, and is included as a named executive officer for fiscal 2022 in accordance with Item 402(a)(3)(iv) of Regulation S-K.

In addition to referring herein to fiscal 2022, we also refer to our fiscal years ended January 1, 2022 (fiscal 2021) and January 2, 2021 (fiscal 2020).

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

In March 2023, the Compensation Committee awarded Messrs. Miller and Saks cash amounts of $255,000 and $345,000, respectively, per specific incentive targets in compensation plans approved by the Compensation Committee in fiscal 2022. On the date of such award, Mr. Saks elected, with the approval of the Compensation Committee, to receive $25,000 of this amount in the form of immediately vested shares of common stock, with the number of shares determined based on the closing price of the common stock on the Nasdaq Stock Market on such date. These cash payments and stock awards are reflected in the Summary Compensation Table as compensation for fiscal 2022, in accordance with applicable regulations of the Commission.

In December 2022, the Compensation Committee approved a performance-based grant of a target amount of 100,000 performance stock units (“PSUs”) to Mr. Vizi that based on certain performance metrics for our fiscal year ending December 30, 2023 could increase to 125,000 PSUs. In accordance with applicable regulations of the Commission, the value of these performance-based shares, based on the grant date share price, is included in the Summary Compensation Table for fiscal year 2022, since the grant date occurred during that year,  However, this award will be earned based on performance during the current fiscal year ending December 30, 2023, and will serve as the sole long-term incentive award to Mr. Vizi with respect to performance during such period.

In March 2022, the Compensation Committee awarded Messrs. Saks and Miller cash amounts of $240,000 and $225,000, respectively, per specific incentive targets in compensation plans approved by the Compensation Committee in fiscal 2021. These cash payments are reflected in the Summary Compensation Table as compensation for fiscal 2021, in accordance with applicable regulations of the Commission.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

In January 2022, the Compensation Committee approved a performance-based grant of a target amount of 100,000 performance stock units (“PSUs”) to Mr. Vizi that based on certain performance metrics for fiscal 2022 could increase to 125,000 PSUs. In January 2023, the Compensation Committee awarded 125,000 shares under this grant. The value of these performance-based shares, based on the grant date share price and reflecting the 125,000 shares ultimately awarded, is $0.8 million and is included in the Summary Compensation Table for fiscal year 2022, the year in which the grant date occurred.

In March 2021, the Compensation Committee approved a performance-based grant of a target amount of 90,000 performance stock units (“PSUs”) to Mr. Vizi that based on certain performance metrics for fiscal year 2021 could increase to 125,000 PSUs. In January 2022, under the March 2021 performance-based grant, the Compensation Committee awarded 125,000 shares. The value of these performance-based shares, based on the grant date share price, is $407,500 and is included in the Summary Compensation Table as compensation for fiscal 2021, the year in which the grant date occurred.

In January 2021, the Compensation Committee awarded Mr. Vizi 125,000 shares of our common stock in recognition of various qualitative and financial accomplishments in fiscal 2020. While this grant was made in recognition of his service in 2020, in accordance with applicable regulations of the Commission, its value is included in the Summary Compensation Table with respect to fiscal 2021, since the grant date of the award occurred after that fiscal year.  As such, its grant date fair value of $271,250 appears in the Summary Compensation Table as compensation for fiscal 2021, the year in which the grant date occurred.

In January 2020, the Compensation Committee granted to Mr. Vizi a total of 150,000 restricted stock units (RSUs), which become vested in three (3) equal annual installments of 50,000 RSUs on each anniversary of the date of grant, so long as Mr. Vizi remains continuously employed by the Company through such vesting dates, provided that vesting would be accelerated if his employment terminates before such vesting dates on account of death, disability or a covered termination following a change in control. The value of the January 2020 grant, based on the grant date share price, is $423,000 and is included in the Summary Compensation Table as compensation for fiscal 2020, the year in which the grant date occurred.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Summary Compensation Table

The following table lists, for fiscal 2022, fiscal 2021 and fiscal 2020, cash and other compensation paid to, or accrued by us, for our chief executive officer, our chief financial officer and our other executive officer serving as of December 31, 2022, as well as a former executive officer who left the Company on June 30, 2022, and is included in this table in accordance with Item 402(a)(3)(iv) of Regulation S-K.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Non-Equity Incentive Plan Compensation		All Other Compensation(2)	Total

Bradley S. Vizi	2022	$475,000	$ -	$1,964,750	$ -		$6,450	$2,446,200
Executive Chairman & President	2021	$375,000	$ -	$678,750	$ -		$5,986	$1,059,736
	2020	$250,000	$ -	$423,000	$ -		$5,411	$678,411

Kevin Miller	2022	$370,000	$ -	$ -	$255,000		$22,389	$647,389
Chief Financial Officer	2021	$370,000	$ -	$ -	$225,000		$21,613	$616,613
	2020	$370,000	$75,000	$ -	$ -		$17,682	$462,682

Michael Saks	2022	$285,000	$ -	$70,900	$345,000	(3)	$15,021	$715,984
Division President,	2021	$285,000	$ -	$ -	$240,000		$14,518	$539,518
Health Care Services	2020	$275,000	$75,000	$15,500	$ -		$11,960	$377,460

Frank Petraglia	2022	$162,500	$ -	$ -	$ -		$8,484	$170,984
Former Division President,
Engineering Services
____________

1.	With respect to Mr. Vizi, these amounts represent the following:

a.
For 2022, the aggregate value of the award granted on January 25, 2022, with respect to performance during the fiscal 2022, and the award granted on December 27, 2022, with respect to performance during the current fiscal year ending December 30, 2023.

The value given to the fiscal award for fiscal 2022 is $768,750, which is the grant date fair value of the 125,000 shares determined in January 2023 by the Compensation Committee to have been earned with respect to this award.

The value given to the fiscal award for the current fiscal year ending December 30, 2023 is $1,196,000, which is the grant date fair value of the award assuming achievement at target.  The grant date fair value of the award assuming achievement of the maximum performance level would be $1,495,000.

While both the January 25, 2022 and December 27, 2022 grants appear in the Summary Compensation Table for fiscal 2022 based on their grant dates both occurring during fiscal 2022, the award made on December 27, 2022 will be earned based on performance during the current fiscal year ending December 30, 2023, and will serve as the sole long-term incentive award to Mr. Vizi with respect to performance during such period.

b.
For 2021, the aggregate value of the award granted in March 2021, which was earned with respect to performance for fiscal 2021, and the award granted on January 15, 2021, which was granted with respect to performance during fiscal 2020, but is shown in the Summary Compensation Table for fiscal 2021, since the grant date occurred during that year.

c.	For 2020, the grant date fair value of the award of RSUs made in January 2020.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Summary Compensation Table (Continued)

With respect to Mr. Saks, these amounts represent the following:

a.	For 2022, the grant date fair value of the award of RSUs made in March 2022.

b.	For 2020, the aggregate of the grant date fair values of awards of RSUs made in June 2020 and August 2020.

(2)
These amounts primarily represent premiums paid for medical, life and disability insurance on each of the officers named in this table, as follows:  2022, Messrs. Vizi, Miller, Saks and Petraglia, $6,450, $21,139, $13,771 and $7,234, respectively; 2021, Messrs. Vizi, Miller and Saks, $5,986, $20,363 and $13,268, respectively; and 2020, Messrs. Vizi, Miller and Saks, $5,411, $17,682 and $11,960, respectively.

(3)
On March 23, 2023, the date on which the Compensation Committee determined the amount of this award, Mr. Saks elected, with the approval of the Compensation Committee, to receive $25,000 of this amount in the form of immediately vested shares of Common Stock, with the number of shares determined based on the closing price of the common stock on the Nasdaq Stock Market on such date.

During our 2022, 2021 and 2020 fiscal years, certain of the officers named in this table received personal benefits not reflected in the amounts of their respective annual salaries or bonuses.  The dollar amount of these benefits did not, for any individual in any fiscal year, exceed $10,000.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Grants of Plan-Based Awards

The following table summarizes each grant of an award made to Named Executive Officers in 2022. These awards were made as discussed above in the “Compensation Discussion and Analysis” section.  No other awards were made to the Named Executive Officers during 2022.

		Estimated Possible Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock(#)	Grant Date Fair Value of Stock and Option Awards($)
Bradley S. Vizi
PSUs(1)	1/25/2022	—	—	—	75,000	100,000	125,000	—	$768,750
PSUs(2)	12/27/2022	—	—	—	50,000	100,000	125,000	—	$1,196,000

Kevin Miller
Annual Incentive Plan(3)	4/5/2022	$30,000	$150,000	$315,000	—	—	—	—	—

Michael Saks
Annual Incentive Plan(4)	4/5/2022	—	$85,000	$345,000	—	—	—	—	—
RSUs(5)	2/28/2022	—	—	—	—	—	—	10,000	$70,900

Frank Petraglia
Annual Incentive Plan(6)	—	—	$50,000	$90,000	—	—	—	—	—

(1)      Consists of an award of a target amount of 100,000 performance stock units. The number of PSUs that will ultimately be earned and vested shall be determined as follows:  50% based on the level of achievement of established levels of EBITDA and 50% based on the level of achievement with respect to certain individual performance goals established by the Compensation Committee, both during a performance period beginning on January 2, 2022 and ending on December 31, 2022.   With respect to both the EBITDA and individual performance goals, threshold, target and maximum levels of performance have been established, with the following number of PSUs to be earned with respect to each such level: threshold – 37,500; target – 50,000; maximum – 62,500.  It was determined by the Compensation Committee in January 2023 that 125,000 shares were earned under this grant.

(2)      Consists of an award of a target amount of 100,000 performance stock units. The number of PSUs that will ultimately be earned and vested shall be determined as follows:  50% based on the level of achievement of established levels of EBITDA and 50% based on the level of achievement with respect to certain individual performance goals established by the Compensation Committee, both during a performance period beginning on January 1, 2023 and ending on December 30, 2023.   With respect to both the EBITDA and individual performance goals, threshold, target and maximum levels of performance have been established, with the following number of PSUs to be earned with respect to each such level: threshold – 25,000; target – 50,000; maximum – 62,500.

(3)      Consists of an incentive award based 40% on the achievement of certain EBIT targets and 60% on the achievement of certain EBITDA targets, both during a performance period beginning on January 2, 2022 and ending on December 31, 2022.

(4)      Consists of an incentive award based on the achievement of certain net operating income targets with respect to the Company’s Healthcare business, both during a performance period beginning on January 2, 2022 and ending on December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Grants of Plan-Based Awards (Continued)

(5)     Consists of an award of time-based RSUs which will become vested on the fifth anniversary of the date of grant, so long as Mr. Saks remains continuously employed by the Company through such vesting date.

(6)      Consists of an incentive award based on the achievement of certain net operating income targets with respect to the Company’s Engineering business, both during a performance period beginning on January 2, 2022 and ending on December 31, 2022.  Mr. Petraglia forfeited any amounts receivable pursuant to this award upon departing the Company in June 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unvested restricted share units as of December 31, 2022. No options to purchase common stock were outstanding on such date.

	Number of Shares or Units of Stock That Have	Market Value of Shares or Units of Stock That Have	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have
Name	Not Vested	Not Vested(1)	Not Vested(2)	Not Vested(1)

Bradley S. Vizi	225,000	$2,776,500	-	-

Michael Saks	20,000	$246,800	-	-

Kevin Miller	-	-	-	-

Frank Petraglia	-	-	-	-
____________

(1)
Calculated by multiplying the number of shares in the preceding column by $12.34, the closing price per share of the Company’s common stock on December 30, 2022, the last trading day of our last fiscal year.

(2)
Mr. Vizi’s shares include 50,000 restricted stock units (RSUs) granted on January 16, 2020 which vested on January 16, 2023, 125,000 performance-based stock units (PSUs) granted in January 2022 which vested in January 2023 and 50,000 PSUs, the threshold amount of a grant made in December 2022 that will vest in January 2024, subject to the achievement of certain performance measures in fiscal 2023, and may be increased to up to 125,000 PSUs depending on the level of such achievement. Mr. Saks received 10,000 RSUs in August 2020 that will vest in August 2023 and 10,000 RSUs in February 2022 that will vest in February 2027.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Stock Vested

The following table summarizes the vesting of restricted stock units and performance stock units for the Named Executive Officers during 2022. None of the Named Executive Officers exercised any stock options, SARs or other similar instruments during 2022.

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)

Bradley S. Vizi	175,000	$2,159,500

Michael Saks	-	-

Kevin Miller	-	-

Frank Petraglia	-	-
____________

(1)
Calculated by multiplying the number of shares acquired on vesting by $12.34, the closing price per share of the Company’s common stock on December 30, 2022, the last trading day of our last fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

The following table lists cash and other compensation paid to, or accrued by us for, our Board of Directors for our fiscal year ended December 31, 2022.

Non-Employee Director Compensation Table

Name and Principal Position	Fees Earned Or Paid In Cash	Equity Awards(1)	All Other Compensation	Total
Roger H. Ballou	$70,000	$45,000	-	$115,000
Chigozie O. Amadi	-	-	-	-
Richard A. Genovese	$55,000	$45,000	-	$100,000
Swarna Srinivas Kakodkar	$55,000	$45,000	-	$100,000
Jayanth S. Komarneni	$50,000	$45,000	-	$95,000

(1)
These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Commission. As of December 31, 2022, none of our non-employee directors has any unvested equity awards outstanding. On January 3, 2023, each of our non-employee directors serving on that date received a grant of 3,107 restricted stock units.

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

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Based on the terms of the severance plans and treatment of equity awards for each upon termination of employment as outlined above, the table below illustrates the amounts that each named executive officer would receive in each of the potential termination scenarios.  Mr. Petraglia is not included in the following table as he departed the Company during fiscal 2022 and did not receive any severance amounts.

	Bradley Vizi	Kevin Miller	Michael Saks
Event and Amounts

Death or Disability
Cash Severance	$ -	$ -	$ -
Time-Based Equity Awards	$617,000	-	$246,800
Performance-Based Equity Awards	$1,542,500	-	-
Continuation of Benefits	$ -	$ -	$ -

Total	$2,159,500	$ -	$246,800

Involuntary Termination Without Cause
Cash Severance	$1,135,500	$892,500	$ -
Time-Based Equity Awards	-	-	$123,400
Performance-Based Equity Awards	-	-	-
Continuation of Benefits	$15,495	$53,327	$ -

Total	$1,150,995	$945,827	$123,400

Change In Control
Cash Severance	$1,796,000	$1,190,000	$427,500
Time-Based Equity Awards	$617,000	-	$246,800
Performance-Based Equity Awards	$1,542,500	-	-
Continuation of Benefits	$20,660	$71,103	$ -

Total	$3,976,160	$1,261,103	$674,300

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists the persons we know to be beneficial owners of at least five percent of our common stock as of April 27, 2023.

Name and Address of Beneficial Owner	Number of Shares	Approximate Percentage of Outstanding Common Stock(1)

Renaissance Technologies LLC(2)	645,973	7.7%
800 Third Avenue
New York, NY 10022

Ben Andrews(3)	525,000	6.3%
P. O. Box 357303
Gainesville, FL 32635

(1)         Based on 8,356,344 shares outstanding as of April 27, 2023.

(2)         Based on Amendment No. 5 to Schedule 13G filed with the Commission on February 13, 2023. The filing states that Renaissance Technologies LLC has sole voting power over 545,773 shares and sole dispositive power over 645,973 shares.

(3)         Based on the Schedule 13G filed with the Commission on January 24, 2023. The filing states that Mr. Andrews exercises sole voting and dispositive power over all such shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Security Ownership of Management

The following table lists the number of shares of our common stock beneficially owned, as of April 27, 2023, by each director and director nominee, each of our executive officers, certain members of our senior management, and by our directors, nominees and executive officers as a group. In general, beneficial ownership includes those shares a person has the power to vote or transfer, as well as shares owned by immediate family members who live with that person.

Name	Number of Shares	Approximate Percentage of Outstanding Common Stock(1)
Bradley S. Vizi	1,500,000	18.0%
Chigozie O. Amadi	6,500	*
Richard A. Genovese	8,975	*
Swarna Srinivas Kakodkar	49,820	*
Jayanth S. Komarneni	54,712	*
Kevin D. Miller	580,387	6.9%
Michael Saks	103,972	1.2%
All directors and executive officers as a group (7 persons)	2,304,366	27.6%
__________

*         Represents less than one percent of our outstanding common stock.

(1)         Based on 8,356,344 shares outstanding as of April 27, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
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

Independence of the Board of Directors

The Board of Directors has determined that each of Ms. Kakodkar and Messrs. Amadi, Genovese and Jayanth Komarneni is an “independent director” as defined in Marketplace Rule 4200(a)(15) of the NASDAQ Stock Market LLC. The Board of Directors also determined that Roger H. Ballou, who served as a director through our Annual Meeting of Stockholders held on December 15, 2022, was an independent director as so defined.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee has selected WithumSmith+Brown, PC (“Withum”) to act in the capacity of independent accountants for the current fiscal year ending December 30, 2023. Withum also acted in such capacity with respect to our audited financial statements as of and for the fiscal year ended December 31, 2022, during which year it replaced our prior independent registered public accounting firm, Macias, Gini & O’Connell, LLP. The information below sets forth the aggregate amount of fees billed for professional services rendered by Withum to the Company during fiscal 2022. Since Withum was appointed in fiscal 2022, there were no fees billed for professional services rendered by Withum during the fiscal year ended January 1, 2022.

Fees Billed by Withum during fiscal 2022

Audit Fees.  Fees billed to the Company by Withum for audit services rendered by Withum for the audit of the Company's 2022 annual financial statements (including the audit of internal control over financial reporting), for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by Withum in connection with statutory and regulatory filings or engagements, totaled approximately $485,000.

Audit-Related Fees.  Fees billed to the Company by Withum during 2022 for audit-related services that were reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the preceding paragraph totaled $0.

Tax Fees.  Fees billed to the Company by Withum during 2022 for professional services rendered for tax compliance, tax advice and tax planning totaled $0.

All Other Fees.  Other fees billed to the Company by Withum were $0 for 2022.  Withum does not audit the Company’s 401(k) plan.

The Audit Committee has considered whether Withum’s provision of services other than professional services rendered for the audit and review of our financial statements is compatible with maintaining Withum’s independence and has determined that it is so compatible.

All audit, audit-related, tax and other services were pre-approved by the Audit Committee pursuant to applicable regulations. The Audit Committee currently pre-approves all engagements of the Company’s accountants to provide both audit and non-audit services and has not established formal pre-approval policies or procedures. The Audit Committee did not approve any non-audit services pursuant to Rule 2-01 (c) (7) (i) (C) of Regulation S-X during fiscal 2022.

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

	(21)	Subsidiaries of the Registrant. (Previously filed)

	(23.1)	Consent of Macias, Gini & O’Connell, LLP. (Previously filed)

	(23.2)	Consent of WithumSmith+Brown, PC. (Previously filed)

	(31.1)	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

	(31.2)	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

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

RCM Technologies, Inc.

Date: April 28, 2023	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: April 28, 2023	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary