Form 10-Q
period 2023-04-01
RCM TECHNOLOGIES, INC.
filed 2023-05-10
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

Common Stock, $0.05 par value, 8,269,332 shares outstanding as of May 9, 2023.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statement. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing service to the healthcare industry; the impact of and future effects of the COVlD-19 pandemic or other potential pandemics; having a significant portion of our condensed consolidated revenues contributed by a concentrated group of customer during the thirteen weeks ended April 1, 2023; credit and collection risks; our claim experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing, the healthcare industry, our workforce and the services that we provide, including state and local regulations pertaining to the taxability of our services and other labor-related matters such a minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part II, Item 1A “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

April 1, 2023 and December 31, 2022

(In thousands, except share and per share amounts)

	April 1,	December 31,
	2023	2022
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,825	$339
Accounts receivable, net	58,809	50,762
Transit accounts receivable	4,497	3,280
Prepaid expenses and other current assets	3,675	4,636
Total current assets	68,806	59,017

Property and equipment, net	2,164	2,098

Other assets:
Deposits	161	173
Goodwill	22,147	22,147
Operating right of use asset	3,431	3,665
Intangible assets, net	819	864
Total other assets	26,558	26,849

Total assets	$97,528	$87,964

Current liabilities:
Accounts payable and accrued expenses	$12,283	$14,147
Transit accounts payable	12,457	9,767
Accrued payroll and related costs	15,424	13,023
Finance lease payable	463	462
Income taxes payable	225	85
Operating right of use liability	1,296	1,349
Contingent consideration from acquisitions	472	472
Deferred revenue	809	1,119
Total current liabilities	43,429	40,424

Deferred income taxes, net, foreign	165	166
Deferred income taxes, net, domestic	1,547	1,495
Finance lease payable	116	232
Contingent consideration from acquisitions, net of current position	1,970	1,970
Operating right of use liability, net of current position	2,638	2,932
Borrowings under line of credit	19,151	8,783
Total liabilities	69,016	56,002

Contingencies (note 15)	-	-

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
17,500,800 shares issued and 8,857,573 shares outstanding at April 1, 2023 and 17,287,967 shares issued and 9,285,318 shares outstanding at December 31, 2022	873	863
Additional paid-in capital	114,711	113,878
Accumulated other comprehensive loss	(2,809)	(2,863)
Accumulated deficit	(32,259)	(36,096)
Treasury stock, 8,643,227 shares at April 1, 2023 and
8,002,649 shares at December 31, 2022, at cost	(52,004)	(43,820)
Total stockholders’ equity	28,512	31,962

Total liabilities and stockholders’ equity	$97,528	$87,964

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Thirteen Weeks Ended April 1, 2023 and April 2, 2022 (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022

Revenue	$67,124	$81,961
Cost of services	48,100	58,541
Gross profit	19,024	23,420

Operating costs and expenses
Selling, general and administrative	13,396	14,147
Depreciation and amortization of property and equipment	271	238
Amortization of acquired intangible assets	45	-
Gain on sale of assets	(395)	-
Operating costs and expenses, net of gain on sale of assets	13,317	14,385

Operating income	5,707	9,035

Other expense (income)
Interest expense and other, net	360	97
Loss (gain) on foreign currency transactions	47	(45)
Other expense, net	407	52

Income before income taxes	5,300	8,983
Income tax expense	1,463	2,463

Net income	$3,837	$6,520

Basic net earnings per share	$0.42	$0.64

Diluted net earnings per share	$0.41	$0.62

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirteen Weeks Ended April 1, 2023 and April 2, 2022 (Unaudited) (In thousands)

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022

Net income	$3,837	$6,520
Other comprehensive income (loss)	54	(35)
Comprehensive income	$3,891	$6,485

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY Thirteen Weeks Ended April 1, 2023 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 31, 2022	17,287,967	$863	$113,878	$(2,863)	$(36,096)	8,002,649	$(43,820)	$31,962
Issuance of stock under employee stock purchase plan	33,071	2	345	-	-	-	-	347
Equity compensation expense from awards issued	-	-	496	-	-	-	-	496
Issuance of stock upon vesting of restricted share awards	179,762	8	(8)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	640,578	(8,184)	(8,184)
Foreign currency translation adjustment	-	-	-	54	-	-	-	54
Net income	-	-	-	-	3,837		-	3,837

Balance, April 1, 2023	17,500,800	$873	$114,711	$(2,809)	$(32,259)	8,643,227	$(52,004)	$28,512

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, January 1, 2022	16,903,157	$845	$111,068	$(2,699)	$(56,985)	6,612,222	$(26,260)	$25,969
Issuance of stock under employee stock purchase plan	37,133	2	124	-	-	-	-	126
Equity compensation expense from awards issued	-	-	403	-	-	-	-	403
Issuance of stock upon vesting of restricted share awards	175,000	9	(9)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	406,480	(2,781)	(2,781)
Foreign currency translation adjustment	-	-	-	(35)	-	-	-	(35)
Net income	-	-	-	-	6,520	-	-	6,520

Balance, April 2, 2022	17,115,290	$856	$111,586	$(2,734)	$(50,465)	7,018,702	$(29,041)	$30,202

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Thirteen Weeks Ended April 1, 2023 and April 2, 2022 (Unaudited) (In thousands)

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Net income	$3,837	$6,520

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	316	238
Gain on sale of assets	(395)	-
Equity compensation expense from awards issued	496	403
Provision for losses on accounts receivable	-	(300)
Deferred income tax expense	51	54
Change in operating right of use assets	235	(332)
Changes in operating assets and liabilities:
Accounts receivable	(8,035)	(10,214)
Prepaid expenses and other current assets	960	91
Net of transit accounts receivable and payable	1,472	521
Accounts payable and accrued expenses	(1,667)	(974)
Accrued payroll and related costs	2,404	5,440
Right of use liabilities	(348)	117
Income taxes payable	141	1,824
Deferred revenue	(310)	(922)
Deposits	11	2
Total adjustments and changes in operating assets and liabilities	(4,669)	(4,052)
Net cash (used in) provided by operating activities	(832)	2,468

Cash flows from investing activities:
Property and equipment acquired	(332)	(217)
Net cash used in investing activities	(332)	(217)

Cash flows from financing activities:
Borrowings under line of credit	32,807	33,751
Repayments under line of credit	(22,438)	(32,615)
Issuance of stock for employee stock purchase plan	347	126
Changes in finance lease obligations	(116)	(93)
Common stock repurchase	(8,184)	(2,781)
Net cash provided by (used in) financing activities	2,416	(1,612)
Effect of exchange rate changes on cash and cash equivalents	234	(15)
Increase in cash and cash equivalents	1,486	624
Cash and cash equivalents at beginning of period	339	235

Cash and cash equivalents at end of period	$1,825	$859

Supplemental cash flow information:
Cash paid for:
Interest	$187	$67
Income taxes	$131	$575

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from the Company’s audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen weeks ended April 1, 2023 are not necessarily indicative of results that may be expected for the full year or any future period.

Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. Both the current fiscal year ending December 30, 2023 (fiscal 2023) and the prior fiscal year ended December 31, 2022 (fiscal 2022) are 52-week reporting years. The fiscal quarters for fiscal 2022 and fiscal 2022 align as follows:

Fiscal 2023 Quarters	Weeks	Fiscal 2022 Quarters	Weeks
April 1, 2023	Thirteen	April 2, 2022	Thirteen
July 1, 2023	Thirteen	July 2, 2022	Thirteen
September 30, 2023	Thirteen	October 1, 2022	Thirteen
December 30, 2023	Thirteen	December 31, 2022	Thirteen

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

The following table presents our revenue disaggregated by revenue source for the thirteen weeks ended April 1, 2023 and April 2, 2022:

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Specialty Health Care:
Time and Material	$38,834	$52,023
Permanent Placement Services	296	161
Total Specialty Health Care	$39,130	$52,184

Engineering:
Time and Material	$10,470	$10,675
Fixed Fee	8,020	9,223
Total Engineering	$18,490	$19,898

Life Sciences and Information Technology:
Time and Material	$8,234	$9,156
Fixed Fee	1,156	546
Permanent Placement Services	114	177
Total Life Sciences and Information Technology	$9,504	$9,879
Total revenue	$67,124	$81,961

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.    Revenue Recognition (Continued)

Time and Material

The Company’s Life Sciences and Information Technology and Health Care segments predominantly recognize revenue through time and material work while its Engineering segment recognizes revenue through both time and material and fixed fee work. The Company’s time and material contracts are typically based on the number of hours worked at contractually agreed upon rates, therefore revenue associated with these time and materials contracts are recognized based on hours worked at contracted rates.

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

Deferred Revenue

There was $0.8 million of deferred revenue as of April 1, 2023. Deferred revenue was $1.1 million as of December 31, 2022. Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence. For the thirteen weeks ended April 1, 2023 and April 2, 2022, the Company recognized revenue of $0.7 million and $0.9 million, respectively, that was included in deferred revenue at the beginning of the reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.    Revenue Recognition (Continued)

Concentration

During the thirteen weeks ended April 1, 2023, the Company had two customers exceed 10% of consolidated revenue, representing 19.4% and 10.5% of consolidated revenue. During the thirteen weeks ended April 2, 2022, the Company had two customers exceed 10% of consolidated revenue, representing 23.9% and 13.0% of consolidated revenue. In both periods presented, both customers are included in the Company’s Specialty Health Care segment.

4.    Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised of the following:

	April 1, 2023	December 31, 2022
Billed	$42,325	$40,256
Unbilled	12,842	6,615
Work-in-progress	4,743	4,991
Allowance for sales discounts and doubtful accounts	(1,100)	(1,100)

Accounts receivable, net	$58,809	$50,762

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

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency, the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable,” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $4.5 million and related transit accounts payable was $12.5 million, for a net payable of $8.0 million, as of April 1, 2023. The net of transit accounts payable and transit accounts receivable was a net payable of $6.5 million as of December 31, 2022 as compared to a net payable of $1.1 million as of January 1, 2022.

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

Property and equipment are comprised of the following:

	April 1, 2023	December 31, 2022
Computers and systems	$4,187	$4,077
Equipment and furniture	257	220
Leasehold improvements	407	267
Laboratory equipment	111	67
	4,962	4,630

Less: accumulated depreciation and amortization	2,798	2,532

Property and equipment, net	$2,164	$2,098

The Company periodically writes off fully depreciated and amortized assets.  The Company did not write off any fully depreciated and amortized assets during the thirteen weeks ended April 1, 2023. The Company wrote off fully depreciated and amortized assets of $49 during the thirteen weeks ended April 2, 2022. Depreciation and amortization expense of property and equipment for the thirteen weeks ended April 1, 2023 and April 2, 2022 was $271 and $238, respectively.

6.    Acquisitions and Divestitures

Future Contingent Payments

As of April 1, 2023, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the sellers: 1) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”), and 2) effective October 2, 2022, the Company acquired certain assets of TalentHerder LLC. The Company estimates future contingent payments at April 1, 2023 as follows:

Total
The four quarters following April 1, 2023	$472
Thereafter	1,970
Estimated future contingent consideration payments	$2,442

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

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of April 1, 2023.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

Potential future contingent payments to be made to all active acquisitions after April 1, 2023 are capped at a cumulative maximum of $11.8 million. The Company did not pay contingent consideration during the thirteen weeks ended April 1, 2023 and April 2, 2022.

7.    Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  The Company reviewed industry and market conditions, reporting unit specific events as well as overall financial performance and determined that no indicators of impairment of goodwill existed during the thirteen weeks ended April 1, 2023. As such, no impairment loss on the Company’s intangible assets during the thirteen weeks ended April 1, 2023 was recorded as a result of such review.

The carrying amount of goodwill as of April 1, 2023 and December 31, 2022 was as follows:

Engineering	Specialty Health Care	Information Technology	Total
$11,918	$2,398	$7,831	$22,147

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

8.     Line of Credit

The Company’s Revolving Credit Facility was amended and restated as of April 24, 2023.  See Note 17, “Subsequent Events.”  The disclosure set forth in this Note 8 is as of April 1, 2023, prior to such amendment and restatement.

The Company’s Revolving Credit Facility provides for a $45.0 million revolving credit facility, has no sub-limit for letters of credit, and expires on August 8, 2023.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate) (which replaced LIBOR (London Interbank Offered Rate) upon the phasing out of LIBOR), plus applicable margin, typically borrowed in fixed 30-day increments, plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the thirteen weeks ended April 1, 2023 and April 2, 2022 were 6.0% and 1.6%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of April 1, 2023, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended). The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of April 1, 2023 and December 31, 2022 were $19.2 million and $8.8 million, respectively. There were letters of credit outstanding at April 1, 2023 and December 31, 2022 for $2.0 million and $1.9 million, respectively. At April 1, 2023 and December 31, 2022, the Company had availability for additional borrowings under the Revolving Credit Facility of $23.8 million and $34.3 million, respectively.

9.    Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share. The number of weighted-average shares used to calculate basic and diluted earnings per share for the thirteen weeks ended April 1, 2023 and April 2, 2022 was determined as follows:

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Basic weighted average shares outstanding	9,172,511	10,230,510
Dilutive effect of outstanding restricted share awards	229,356	333,485

Diluted weighted average shares outstanding	9,401,867	10,563,995

For all periods presented, there were no anti-dilutive shares included in the calculation of common stock equivalents as there were no stock options outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.    Per Share Data (Continued)

Unissued shares of common stock were reserved for the following purposes:

	April 1, 2023	December 31, 2022
Time-based restricted stock awards outstanding	471,096	274,939
Performance-based restricted stock awards outstanding	100,000	-
Performance-based restricted stock awards outstanding under plans to be approved by the shareholders	-	225,000
Future grants of options or shares	632,094	890,682
Shares reserved for employee stock purchase plan	331,160	364,231

Total	1,534,350	1,754,852

10.    Share-Based Compensation

At April 1, 2023, the Company had two share-based employee compensation plans, the Employee Stock Purchase Plan and the 2014 Omnibus Equity Compensation Plan.

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

Share-based compensation expense for the thirteen weeks ended April 1, 2023 and April 2, 2022 was $496 and $403, respectively.  Stock-based compensation expense is included in selling, general and administrative expense in the Company’s statement of operations.

As of April 1, 2023, the Company had $3.7 million of total unrecognized compensation cost, with approximately $3.2 million related to time-based non-vested share-based awards outstanding and $0.5 million related to performance-based non-vested share-based awards outstanding. The Company expects to recognize the expense associated with time-based non-vested share-based awards through fiscal 2027.  If earned, the Company will recognize the expense associated with performance-based non-vested share-based awards straight-line through fiscal 2023.  These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions. The number of shares issued on January 3, 2023 (the first business day following the previous offering period) was 33,071. As of April 1, 2023, there were 331,160 shares available for issuance under the Purchase Plan. Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the thirteen weeks ended April 1, 2023 was $75, and for the thirteen weeks ended April 2, 2022 was $60.

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

All stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of April 1, 2023, there were no accrued dividends. Dividends for stock awards that ultimately do not vest are forfeited.

As of April 1, 2023, under the 2014 Plan, 471,096 time-based shares were outstanding, 100,000 performance-based restricted stock awards were outstanding and 632,094 shares were available for awards thereunder.

Time-Based Restricted Stock Awards

From time-to-time the Company issues time-based restricted stock awards.

The following summarizes the activity in the time-based restricted stock awards under the 2014 Plan during the thirteen weeks ended April 1, 2023:

	Number of Time-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 31, 2022	274,939	$3.59
Granted	262,428	$12.50
Vested	(57,669)	$2.88
Forfeited or expired	(8,602)	$1.55
Outstanding non-vested at April 1, 2023	471,096	$8.68

Based on the closing price of the Company’s common stock of $11.56 per share on March 31, 2023 (the last trading day prior to April 1, 2023), the intrinsic value of the time-based non-vested restricted stock awards at April 1, 2023 was approximately $5.4 million. As of April 1, 2023, there was approximately $3.2 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock awards through fiscal 2027.

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

The following summarizes the activity in the performance-based restricted stock awards during the thirteen weeks ended April 1, 2023:

	Number of Performance-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 31, 2022	225,000	$8.73
Granted	-	-
Vested	(125,000)	$6.15
Forfeited or expired	-	-
Outstanding non-vested at April 1, 2023	100,000	$11.96

As of April 1, 2023, there was one outstanding grant for performance-based restricted stock awards issued to Bradley Vizi, the Company’s Chief Executive Officer. In December 2022, the Company issued a performance-based restricted stock unit grant of 100,000 shares, subject to increase up to 125,000 shares, based on fiscal 2023 performance (the “2023 Grant”). The Company has not made a determination as to how many shares it expects to issue under the 2023 Grant.

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

Share-based compensation for performance-based equity agreement was $0.1 million and $0.2 million for the thirteen weeks ended April 1, 2023 and April 2, 2022, respectively.

During the thirteen weeks ended April 1, 2023, the Company awarded 4,762 immediately vested share awards at an average price of $10.50. During the thirteen weeks ended April 2, 2022, the Company did not award any immediately vested share awards.

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

During the thirteen weeks ended April 1, 2023, the Company purchased 640,578 shares at an average price of $12.76 per share. During the thirteen week period ended April 2, 2022, the Company purchased 406,480 shares at an average price of $6.84 per share. As of April 1, 2023, the Company had $2.0 million available for future treasury stock purchases.

On April 25, 2023, the Company’s Board of Directors further increased the total amount available to repurchase shares by an additional $25.0 million.  See Note 17, “Subsequent Events.”

12.   New Accounting Standards and Updates from the Securities and Exchange Commission (“SEC”)

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities.  In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies.  ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. CECL estimates of expected credit losses on trade receivables over their life will be required to be recorded at inception, based on historical information, current conditions, and reasonable and supportable forecasts. The Company adopted the standard in its first quarter of 2023.  There was no material impact on the results of operations.

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

The Company follows ASC 280, “Segment Reporting,” which establishes standards for companies to report information about operating segments, geographic areas and major customers. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2022).

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Weeks Ended April 1, 2023	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total
Revenue	$39,130	$18,490	$9,504	$-	$67,124
Cost of services	27,458	14,444	6,198	-	48,100
Gross profit	11,672	4,046	3,306	-	19,024
Selling, general and administrative	7,216	3,913	2,267	-	13,396
Depreciation and amortization of property and equipment	108	127	36	-	271
Amortization of acquired intangible assets	-	-	45	-	45
Gain on sale of assets	-	(395)	-	-	(395)
Operating income	$4,348	$401	$958	$-	$5,707
Total assets as of April 1, 2023	$40,477	$36,065	$15,901	$5,085	$97,528
Property and equipment acquired	$18	$288	$17	$9	$332

Thirteen Weeks Ended April 2, 2022	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total
Revenue	$52,184	$19,898	$9,879	$-	$81,961
Cost of services	37,183	14,664	6,694	-	58,541
Gross profit	15,001	5,234	3,185	-	23,420
Selling, general and administrative	7,976	4,107	2,064	-	14,147
Depreciation and amortization of property and equipment	120	95	23	-	238
Operating income	$6,905	$1,032	$1,098	-	$9,035
Total assets as of April 2, 2022	$42,618	$30,122	$8,104	$3,366	$84,210
Property and equipment acquired	$27	$165	$20	$5	$217

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.    Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States. Revenues reported for each operating segment are all from external customers. The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Europe. Revenue by geographic area for the thirteen weeks ended April 1, 2023 and April 2, 2022 was as follows:

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Revenue
United States	$63,323	$78,793
Canada	1,581	1,229
Puerto Rico	1,562	1,220
Europe	658	719
	$67,124	$81,961

Total assets by geographic area as of the reported periods were as follows:

	April 1, 2023	December 31, 2022
Total assets
United States	$93,667	$81,558
Canada	985	1,640
Puerto Rico	1,882	1,401
Europe	994	3,365
	$97,528	$87,964

14.    Income Taxes

The Company recognized $1.5 million of income tax expense for the thirteen weeks ended April 1, 2023, as compared to $2.5 million for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 27.6% as compared to 27.4% for the comparable prior-year period. The projected fiscal 2023 income tax rates as of April 1, 2023, were approximately 27.9%, 26.6% and 16.6% in the United States, Canada and Europe, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income.  The comparable prior-year period estimated income tax rates were 27.7%, 26.7% and 15.1% in the United States, Canada and Europe, respectively.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company. The actual 2023 effective tax rate may vary from the estimate depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, and the exercise of stock options and vesting of share-based awards.

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

The Company is exposed to various asserted claims as of April 1, 2023, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of April 1, 2023, the Company has accrued $2.6 million for asserted claims.

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

The components of lease expense were as follows:

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022

Operating lease cost	$372	$449

Finance lease cost
Amortization of right of use assets	$137	$110
Interest on lease liabilities	$1	$2
Total finance lease cost	$138	$112

Supplemental Cash Flow information related to leases was as follows:

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$380	$478
Operating cash flows from finance leases	$2	$2
Financing cash flows from finance leases	$116	$91

Right of use assets obtained in exchange for lease obligations
Operating leases	$-	$674
Finance leases	$-	$-

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Leases (Continued)

Supplemental Balance Sheet information as of April 1, 2023 and December 31, 2022 related to leases was as follows:

	April 1, 2023	December 31, 2022
Operating leases
Operating lease right of use assets	$3,431	$3,665

Operating right of use liability - current	$(1,296)	$(1,349)
Operating right of use liability - non-current	(2,638)	(2,932)
Total operating lease liabilities	$(3,934)	$(4,281)

Finance leases
Property and equipment - (right of use assets)	$926	$1,177
Accumulated depreciation	(347)	(461)
Property and equipment, net	$579	$716

Finance lease liability - current	$(463)	$(462)
Finance lease liability - non-current	(116)	(232)
Total finance lease liabilities	$(579)	$(694)

Weighted average remaining lease term in years
Operating leases	7.67	6.78
Finance leases	1.25	1.50

Weighted average discount rate
Operating leases	3.18%	3.10%
Finance leases	0.87%	0.87%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2023 (After April 1, 2023)	$1,080	$350
2024	754	233
2025	493	-
2026	409	-
2027	302	-
Thereafter	1,455	-

Total lease payments	4,493	583
Less: imputed interest	(559)	(4)
Total	$3,934	$579

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.    Subsequent Events

Amendment and Restatement of Credit Facility

On April 24, 2023, the Company and all of its subsidiaries (collectively, the “Borrowers”) entered into a Fourth Amended and Restated Loan Agreement (the “Fourth Amended and Restated Loan Agreement”) with Citizens Bank, N.A., as lender (in such capacity, the “Lender”) and as administrative agent and arranger (in such capacity, the “Administrative Agent”), to amend and restate in its entirety that certain Third Amended and Restated Agreement dated as of the August 9, 2018 (as the same has been amended and modified prior to the date hereof, the “Existing Loan Agreement”).  Capitalized terms used but not defined in this description shall have the respective meanings given to such terms in the Fourth Amended and Restated Loan Agreement.

Under the Fourth Amended and Restated Loan Agreement, the total commitment remains at $45.0 million, and permits the Borrowers to request the issuance of trade and standby letters of credit thereunder. The Fourth Amended and Restated Loan Agreement has a maturity date of April 24, 2026. Borrowings under the Fourth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries.

Borrowings under the Fourth Amended and Restated Loan Agreement bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (the secured overnight financing rate as published by the Federal Reserve Bank of New York), plus applicable margin, or (ii) an Alternate Base Rate, which shall mean for any day, a rate per annum equal to the greatest of (a) the prime rate, as announced by the Administrative Agent, in effect on such day, (b) the Federal Funds Rate in effect on such day plus 0.50% per annum and (c) the Daily SOFR Rate on such day plus 1.00% per annum, provided that the alternate base rate shall at no time be less than the Floor.  The amount of the spread depends on the ratio of consolidated funded debt to consolidated EBITDA (which, for purposes of the Fourth Amended and Restated Loan Agreement, is defined as the sum of (i) consolidated net income (excluding any realized gains or losses from foreign exchange transactions) before interest, income taxes, depreciation and amortization, (ii) non-cash charges (including, but not limited to, any write-offs of goodwill), and (iii) the net loss if any (expressed as a positive number) arising solely from Permitted Asset or Stock Sales (as defined in the Fourth Amended and Restated Loan Agreement) up to an amount, which when added to other net losses previously recognized under clause (iii) does not exceed $5,000,000.00 in the aggregate, with the Company permitted to add back up to $1,000,000 in the aggregate of consulting expenses for analyzing tax credits for research and development costs and 179D energy savings tax credits on a rolling four quarter basis.

The Fourth Amended and Restated Loan Agreement contains certain affirmative and negative covenants including limitations on specified levels of consolidated leverage and consolidated fixed charges, and includes limitations on, among other things, dividends, liens, mergers, consolidations, sales of assets, incurrence of debt and capital expenditures. We are also required to pay a monthly unused facility fee on the amount of the Fourth Amended and Restated Loan Agreement not drawn which ranges from 10 to 22.5 basis points, depending upon the ratio of consolidated funded debt to consolidated EBITDA. Upon the occurrence of an event of default under the Fourth Amended and Restated Loan Agreement, such as non-payment or failure to observe specific covenants, the Lender would be entitled to declare all amounts outstanding under the Fourth Amended and Restated Loan Agreement immediately due and payable.

This description of the Fourth Amended and Restated Loan Agreement is only a summary and is qualified in its entirety by reference to the full text of the Fourth Amended and Restated Loan Agreement, which is attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2023.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

17.    Subsequent Events (Continued)

Repurchases of Common Stock

On April 24, 2023, the Company entered into an agreement for the repurchase, in a private transaction approved by the Board, of 333,686 shares of common stock at a per share price equal to $11.91.

On April 25, 2023, the Board authorized an additional program to repurchase shares of its common stock up to an amount not to exceed $25.0 million.  This newly approved program succeeds the Company’s prior repurchase program approved in November 2021, which was substantially completed in April 2023. The program is designed to provide the Company with enhanced flexibility over the long term to optimize its capital structure.  Shares of the Common Stock may be repurchased in the open market or through negotiated transactions.  The program may be terminated or suspended at any time at the discretion of the Company. The Company may in the future enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases, if criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows, when the Company typically would not be active in the market.

For the period subsequent to April 1, 2023 and through May 9, 2023, the Company purchased 595,910 total shares of the Company’s common stock as part of its Treasury Stock Repurchase Program, inclusive of the 333,686 shares purchased in a private transaction, at an average price of $11.92, totaling $7.1 million.  As of May 9, 2023, the Company has $23.9 million available for future treasury stock purchases.

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

COVID-19 Considerations

The Company’s priorities during the COVID-19 pandemic and endemic have been protecting the health and safety of our employees and, especially in the healthcare segment, deploying our resources, including the talents of our employees, to help the communities we serve meet and overcome the current challenges. In the future, the pandemic and endemic may cause reduced demand for our services if, for example, they result in a prolonged recessionary economic environment affecting industries in which we serve; however, since certain services that we offer are essential to the daily lives of our customers, we believe that over the long term, there will continue to be demand for our services.

Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic and endemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. While our revenue, gross profit and operating income were negatively impacted in fiscal 2020 on a consolidated basis and in fiscal 2021 for certain business lines, we have maintained the consistency of our operations, to a substantial degree, from the onset of the COVID-19 pandemic and endemic. We intend to continue to adhere to our employee safety measures as we seek to ensure that any disruptions to our operations relating to the pandemic and endemic remain as limited as possible. However, the uncertainty resulting from the pandemic and endemic could result in an unforeseen disruption to our workforce and supply chain (for example, an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations. Any material changes to labor rates for the Company’s workforce may have a material negative impact to revenue, gross profit and operating income.

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

A summary of our significant accounting policies is included in our Consolidated Financial Statements, Note 1, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended April 1, 2023 Compared to Thirteen Weeks Ended April 2, 2022

A summary of operating results for the thirteen weeks ended April 1, 2023 and April 2, 2022 is as follows (in thousands):

	April 1, 2023		April 2, 2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$67,124	100.0	$81,961	100.0
Cost of services	48,100	71.7	58,541	71.4
Gross profit	19,024	28.3	23,420	28.6

Selling, general and administrative	13,396	19.9	14,147	17.2
Depreciation and amortization of property and equipment	271	0.4	238	0.3
Amortization of acquired intangible assets	45	0.1	-	-
Gain on sale of assets	(395)	(0.6)	-	-
Operating costs and expenses	13,317	19.8	14,385	17.5

Operating income	5,707	8.5	9,035	11.1
Other expense, net	407	0.6	52	0.1

Income before income taxes	5,300	7.9	8,983	11.0
Income tax expense	1,463	2.2	2,463	3.0

Net income	$3,837	5.7	$6,520	8.0

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended April 1, 2023 and April 2, 2022 consisted of thirteen weeks each.

Revenue.  Revenue decreased 18.1%, or $14.8 million, for the thirteen weeks ended April 1, 2023 as compared to the thirteen weeks ended April 2, 2022 (the “comparable prior-year period”).  Revenue decreased $13.0 million in the Specialty Health Care segment, decreased $1.4 million in the Engineering segment and decreased $0.4 million in the Life Sciences and Information Technology segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit.  Cost of services decreased 17.8%, or $10.4 million, for the thirteen weeks ended April 1, 2023 as compared to the comparable prior-year period. Cost of services decreased primarily due to the increase in revenue. Cost of services as a percentage of revenue for the thirteen weeks ended April 1, 2023 and April 2, 2022 was 71.7% and 71.4%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $13.9 million for the thirteen weeks ended April 1, 2023 as compared to $14.1 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 19.9% for the thirteen weeks ended April 1, 2023 and 17.2% for the comparable prior-year period.   See Segment Discussion for further information on SGA expense changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended April 1, 2023 Compared to Thirteen Weeks Ended April 2, 2022 (Continued)

Gain on Sale of Assets.  On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada.  The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. During the thirteen weeks ended April 1, 2023, the Company recorded a discrete gain on the sale of these assets and liabilities of $0.4 million due to the final collection of escrow funds from the transaction.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions.  Other expense, net increased by $0.4 million as compared to the comparable prior year period, primarily due to an increase in interest expense, net.  Interest expense increased due to increased borrowing.  Borrowings increased primarily to fund treasury stock purchases.

Income Tax Expense (Benefit).  The Company recognized $1.5 million of income tax expense for the thirteen weeks ended April 1, 2023, as compared to $2.5 million for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 27.6% as compared to 27.4% for the comparable prior-year period.  The projected fiscal 2023 income tax rates as of April 1, 2023, were approximately 27.9%, 26.6% and 16.6% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company. The actual 2023 effective tax rate may vary from the estimate depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, and the exercise of stock options and vesting of share-based awards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended April 1, 2023 Compared to Thirteen Weeks Ended April 2, 2022 (Continued)

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $39.1 million for the thirteen weeks ended April 1, 2023 decreased 25.0%, or $13.0 million, as compared to the comparable prior-year period.  The decrease in revenue was driven by both the Company’s school and non-school clients. Revenue from school clients for the thirteen weeks ended April 1, 2023 was $29.3 million as compared to $41.5 million for the comparable prior-year period. Revenue from non-school clients for the thirteen weeks ended April 1, 2023 was $9.8 million as compared to $10.7 million for the comparable prior-year period. Revenue decreases were primarily due to decreased demand associated with COVID-19 transitioning from the height of the pandemic during the thirteen weeks ended April 2, 2022 to an endemic during the thirteen weeks ended April 1, 2023. The Specialty Health Care segment’s gross profit decreased by 22.2%, or $3.3 million, to $11.7 million for the thirteen weeks ended April 1, 2023, as compared to $15.0 million for the prior-year period. The decrease in gross profit was primarily driven by the decrease in revenue, offset by a higher gross profit margin. Gross profit margin for the thirteen weeks ended April 1, 2023 increased to 29.8% as compared to 28.7% for the comparable prior-year period.  The increase in gross profit margin was primarily due to the high demand and mix shift for certain higher margin services.  Specialty Health Care experienced operating income of $4.3 million for the thirteen weeks ended April 1, 2023, as compared to $6.9 million for the comparable prior-year period. The primary reason for the decrease in operating income was the decrease to gross profit, offset by a decrease in SGA expense. SGA expense decreased by $0.8 million to $7.2 million, as compared to $8.0 million in the comparable prior-year period. The decrease in SGA expense was primarily due to a decrease in expenses associated with lower revenue and a lower allocation of primarily fixed corporate expenses.

The Company believes that the impact of the COVID-19 pandemic helped to increase Specialty Health Care revenue and gross margin in the fourth quarter of fiscal 2021 and the first half of fiscal 2022. The Company also believes the COVID-19 pandemic began to shift to an endemic in the second half of fiscal 2022. As a result, COVID-19-related revenue has decreased. However, the Company also believes that the demand for its Healthcare services is greater than it typically had been before the COVID-19 pandemic. While the overall impact of these offsetting dynamics is uncertain, the Company believes that, except for seasonality, it is well positioned for growth in revenue going forward.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended April 1, 2023 Compared to Thirteen Weeks Ended April 2, 2022 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $18.5 million for the thirteen weeks ended April 1, 2023 decreased 7.1%, or $1.4 million, compared to the comparable prior-year period.  The decrease in revenue was comprised of the following: decreases in Aerospace revenue of $0.1 million and Industrial Processing revenue of $1.6 million, offset by an increase to Energy Services revenue of $0.3 million.  The decrease in Aerospace revenue was primarily due to a contract loss for the Company’s major outsourcing client. The Company believes the decrease in Industrial Processing revenue was primarily due to the haphazard timing of large contracts with its Industrial Processing clients. Gross profit decreased by 22.7%, or $1.2 million, as compared to the comparable prior-year period. Gross profit decreased because of the decrease in revenue and a decrease in gross profit margin. Gross profit margin of 21.9% for the current period decreased from 26.3% for the comparable prior-year period. The decrease in gross profit margin was primarily due to lower utilization associated with lower revenue as the Company absorbed fixed salaried costs over lower revenue. The Engineering segment experienced operating income of $0.4 million for the thirteen weeks ended April 1, 2023, as compared to $1.0 million for the comparable prior-year period. The decrease in operating income was due to the decrease in gross profit, offset by a decrease to SGA expense and discrete gains in the current period. The Engineering segment’s SGA expense of $3.9 million decreased by $0.2 million, primarily due to a decrease in expenses associated with lower revenue. The discrete gain on sale of assets was due to the final collection of escrow funds associated with the sale of the Canadian Power Systems in fiscal 2021.

Life Sciences and Information Technology

Life Sciences and Information Technology revenue of $9.5 million for the thirteen weeks ended April 1, 2023 decreased by $0.4 million, as compared to $9.9 million for the comparable prior-year period. Gross profit of $3.3 million for the thirteen weeks ended April 1, 2023 increased 3.8%, or $0.1 million, as compared to $3.2 million for the comparable prior-year period. The increase in gross profit was primarily due to an increase in gross profit margin.  The Life Sciences and Information Technology gross profit margin for the thirteen weeks ended April 1, 2023 was 34.8% as compared to 32.2% for the comparable prior-year period.  The Company attributes the gross profit margin increase to higher revenue from its RPO offering and a concerted effort to increase gross profit margin through its managed service offerings. The Life Sciences and Information Technology segment experienced operating income of $1.0 million as compared to $1.1 million for the comparable prior-year period.  The decrease in operating income was primarily due to an increase in SGA expense. SGA expense increased to $2.3 million as compared to $2.1 million in the comparable prior-year period. The increase in SGA expense was primarily due the acquisition of TalentHerder in the fourth quarter of fiscal 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Cash (used in) provided by:
Operating activities	$(832)	$2,468
Investing activities	$(332)	$(217)
Financing activities	$2,945	$(1,612)

Operating Activities

Operating activities used $0.8 million of cash for the thirteen weeks ended April 1, 2023 as compared to providing $2.5 million in the comparable prior-year period.  The major components of cash (used in) provided by operating activities in the thirteen weeks ended April 1, 2023 and the comparable prior-year period are as follows: net income, and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and accrued payroll and related costs, and deferred revenue.

For the thirteen weeks ended April 1, 2023, the Company experienced net income of $3.8 million as compared to $6.5 million for the comparable prior-year period.  An increase in accounts receivables in the thirteen weeks ended April 1, 2023 used $8.0 million of cash as compared to using $10.2 million in the comparable prior-year period. The Company primarily attributes this increase in accounts receivables for the thirteen weeks ended April 1, 2023 to normal fluctuations in accounts receivable relative to revenue.

While highly variable, the Company’s transit accounts payable typically exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $8.0 million as of April 1, 2023 and a net payable of $6.5 million as of December 31, 2022, providing $1.5 million of cash during the thirteen weeks ended April 1, 2023.  The net of transit accounts payable and transit accounts receivable was a net payable of $1.6 million as of April 2, 2022 and a net payable of $1.1 million as of January 1, 2022, providing $0.5 million of cash during the thirteen week period ended April 2, 2022.

Prepaid expenses and other current assets provided cash of $1.0 million for the thirteen weeks ended April 1, 2023 as compared to $0.1 million of cash for the comparable prior-year period. The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets generally tend to increase at the end of a fiscal year and decrease during the first three quarters of the following fiscal year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

A decrease in accounts payable and accrued expenses used cash of $1.7 million for the thirteen weeks ended April 1, 2023 as compared to using $1.0 million for the comparable prior-year period.  The Company attributes these changes to typical fluctuations in the normal course of business.

Changes in accrued payroll and related costs provided cash of $2.4 million for the thirteen weeks ended April 1, 2023 as compared to $5.4 million for the comparable prior-year period.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.   The Company’s last major payroll for the thirteen weeks ended April 1, 2023 was paid on March 24, 2023. During fiscal 2020, the Company deferred $3.3 million of employer payroll taxes under the CARES Act. Half of these deferred payroll taxes were paid in fiscal December 2021 and the remaining portion was paid in fiscal December 2022.

Historically, the Company has experienced small deferred revenue balances.  In fiscal 2022, the Company’s Industrial Processing group secured several contracts with front-loaded payments, thereby generating larger deferred revenue balances than typically generated. As a result, the Company’s deferred revenue balance as of April 1, 2023 was $0.8 million, compared to $1.1 million as of December 31, 2022, using cash from operations of $0.3 million for the thirteen weeks ended April 1, 2023.  While the Company expects to receive future upfront payments from its Industrial Processing clients, the Company cannot reasonably forecast deferred revenue balances as the timing of contract wins and front-loaded payments are typically haphazard.

Investing Activities

Investing activities used $0.3 million for the purchase of property and equipment in the current period as compared to $0.2 million in the comparable prior-year period.

Financing Activities

Financing activities provided $2.9 million of cash for the thirteen weeks ended April 1, 2023 as compared to using $1.6 million in the comparable prior-year period.  The Company made net borrowings under its line of credit of $10.4 million during the thirteen weeks ended April 1, 2023 as compared to net borrowings of $1.1 million in the comparable prior-year period.  The Company used $7.7 million to repurchase shares of its common stock in the current period as compared to $2.8 million in the comparable prior-year period. The Company generated cash of $0.3 million from sales of shares from its equity plans for the current period and $0.1 million for the comparable prior-year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate) (which replaced LIBOR (London Interbank Offered Rate) upon the phasing out of LIBOR), plus applicable margin, typically borrowed in fixed 30-day increments, plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the thirteen weeks ended April 1, 2023 and April 2, 2022 were 6.0% and 1.6%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of April 1, 2023, the Company was in compliance with all covenants contained in the Revolving Credit Facility (as amended). The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of April 1, 2023 and December 31, 2022 were $19.2 million and $8.8 million, respectively. There were letters of credit outstanding at April 1, 2023 and December 31, 2022 for $2.0 million and $1.9 million, respectively. At April 1, 2023 and December 31, 2022, the Company had availability for additional borrowings under the Revolving Credit Facility of $23.8 million and $34.3 million, respectively.

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

Liquidity and Capital Resources (Continued)

Current Liquidity and Revolving Credit Facility (Continued)

The Company’s liquidity and capital resources as of April 1, 2023, included accounts receivable and total current asset balances of $58.8 million and $68.8 million, respectively. Current liabilities were $42.9 million as of April 1, 2023 and were exceeded by total current assets by $25.9 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations. As of April 1, 2023, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

The Revolving Credit Facility was amended and restated as of April 24, 2023.  See Note 17, “Subsequent Events,” to the Company’s Consolidated Financial Statements included herein.

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

The Company is exposed to various asserted claims as of April 1, 2023, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of April 1, 2023, the Company has accrued $2.6 million for asserted claims.

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

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2023 (After April 1, 2023)	$1,080	$350
2024	754	233
2025	493	-
2026	409	-
2027	302	-
Thereafter	1,455	-

Total lease payments	4,493	583
Less: imputed interest	(559)	(4)
Total	$3,934	$579

Future Contingent Payments

As of April 1, 2023, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the sellers: 1) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”), and 2) effective October 2, 2022, the Company acquired certain assets of TalentHerder LLC. The Company estimates future contingent payments at April 1, 2023 as follows:

Total
The four quarters following April 1, 2023	$472
Thereafter	1,970
Estimated future contingent consideration payments	$2,442

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of April 1, 2023.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of April 1, 2023, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Based on the Company’s variable-rate line of credit balances during the thirteen weeks ended April 1, 2023, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.2 million. The Company does not expect any material loss with respect to its investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022, we identified deficiencies described below that existed as of December 31, 2022, and continued to exist at April 1, 2023. Based on our evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of April 1, 2023, because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following control deficiencies that resulted in material weaknesses in our internal control over financial reporting as of December 31, 2022.  The Company did not design and maintain information technology controls relevant to preparing its financial statements, specifically concerning (i) separation of duties to the SAP ERP and General Ledger, (ii) adequate restriction of administrator-type access to SAP, (iii) program change management controls, and (iv) user access controls that ensure appropriate segregation of duties and adequately restrict user access to financial applications, programs, and data. As a result, the Company's related process-level IT-dependent manual and automated controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs, were also deemed ineffective.

This material weakness did not result in a misstatement of our annual or interim consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES (CONTINUED)

Planned Material Weakness Remediation Activities

To address these material weaknesses, we have commenced actions to formalize the Company's framework and policies to maintain evidence in the operation of control procedures and improve our IT general controls.  Our planned remediation efforts related to the above-identified material weaknesses include, but are not limited to:

●	Investments to upgrade or replace existing systems that do not have the appropriate infrastructure to meet the requirements of our internal control framework.
●

Expand the available resources at the Company with experience designing and implementing control activities, including information technology general controls, with advice from third-party consultants and specialists.

●

Assess segregation of duties and implement an annual user access review, including role design and process transformation to appropriately mitigate significant risks associated with conflicting responsibilities in financial systems.

●

Design and implement IT controls in change management that will ensure all changes are tested in staging, approved, and documented, and ensure that developers cannot deploy their own code to production.

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

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the thirteen weeks ended April 1, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See discussion of Contingencies in Note 15 to the Condensed Consolidated Financial Statements included in Item 1 of this report.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s business, see the risk factors discussed under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the Company’s purchases of common stock completed during the first quarter of 2023:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2023 - January 31, 2023	237,589	$12.93	237,589	$7,149,346
February 1, 2023 - February 28, 2023	123,867	$13.90	123,867	$5,427,439
March 1, 2023 - April 1, 2023	279,122	$12.14	279,122	$2,038,232
Total	640,578	$12.76	640,578	$2,038,232

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

RCM Technologies, Inc.
Date: May 10, 2023	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: May 10, 2023	By: /s/ Kevin D. Miller
Kevin D. Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)