Form 10-Q
period 2023-07-01
RCM TECHNOLOGIES, INC.
filed 2023-08-10
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

Common Stock, $0.05 par value, 7,975,699 shares outstanding as of August 9, 2023.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statement. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing service to the healthcare industry; the impact of and future effects of the COVlD-19 pandemic or other potential pandemics; having a significant portion of our condensed consolidated revenues contributed by a concentrated group of customer during the twenty-six weeks ended July 1, 2023; credit and collection risks; our claim experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing, the healthcare industry, our workforce and the services that we provide, including state and local regulations pertaining to the taxability of our services and other labor-related matters such a minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part II, Item 1A “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

July 1, 2023 and December 31, 2022

(In thousands, except share amounts)

	July 1,	December 31,
	2023	2022
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,273	$339
Accounts receivable, net	61,614	50,762
Transit accounts receivable	9,875	3,280
Prepaid expenses and other current assets	4,324	4,636
Total current assets	77,086	59,017

Property and equipment, net	2,158	2,098

Other assets:
Deposits	169	173
Goodwill	22,147	22,147
Operating right of use asset	3,203	3,665
Intangible assets, net	774	864
Total other assets	26,293	26,849

Total assets	$105,537	$87,964

Current liabilities:
Accounts payable and accrued expenses	$12,947	$14,147
Transit accounts payable	37,190	9,767
Accrued payroll and related costs	11,836	13,023
Finance lease payable	464	462
Income taxes payable	233	85
Operating right of use liability	1,091	1,349
Contingent consideration from acquisitions	300	472
Deferred revenue	504	1,119
Total current liabilities	64,565	40,424

Deferred income taxes, net, foreign	169	166
Deferred income taxes, net, domestic	1,599	1,495
Finance lease payable	-	232
Contingent consideration from acquisitions, net of current position	1,671	1,970
Operating right of use liability, net of current position	2,508	2,932
Borrowings under line of credit	14,851	8,783
Total liabilities	85,363	56,002

Contingencies (note 15)	-	-

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
17,516,469 shares issued and 7,934,088 shares outstanding at July 1, 2023 and 17,287,967 shares issued and 9,285,318 shares outstanding at December 31, 2022	873	863
Additional paid-in capital	115,314	113,878
Accumulated other comprehensive loss	(2,857)	(2,863)
Accumulated deficit	(28,276)	(36,096)
Treasury stock, 9,582,381 shares at July 1, 2023 and
8,002,649 shares at December 31, 2022, at cost	(64,880)	(43,820)
Total stockholders’ equity	20,174	31,962

Total liabilities and stockholders’ equity	$105,537	$87,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Thirteen and Twenty-Six Weeks Ended July 1, 2023 and July 2, 2022

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Revenue	$67,035	$74,346	$134,159	$156,307
Cost of services	48,275	52,663	96,375	111,204
Gross profit	18,760	21,683	37,784	45,103

Operating costs and expenses
Selling, general and administrative	12,723	13,264	26,119	27,411
Depreciation and amortization of property and equipment	242	225	513	463
Amortization of acquired intangible assets	46	-	91	-
Gain on sale of assets	-	-	(395)	-
Operating costs and expenses, net of gain on sale of assets	13,011	13,489	26,328	27,874

Operating income	5,749	8,194	11,456	17,229

Other expense (income)
Interest expense and other, net	425	69	785	166
(Gain) loss on foreign currency transactions	(7)	(97)	40	(142)
Other expense (income), net	418	(28)	825	24

Income before income taxes	5,331	8,222	10,631	17,205
Income tax expense	1,348	2,208	2,811	4,671

Net income	$3,983	$6,014	$7,820	$12,534

Basic net earnings per share	$0.48	$0.59	$0.90	$1.23

Diluted net earnings per share	$0.47	$0.57	$0.87	$1.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Twenty-Six Weeks Ended July 1, 2023 and July 2, 2022 (Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022

Net income	$7,820	$12,534
Other comprehensive income (loss)	6	(261)
Comprehensive income	$7,826	$12,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Twenty-Six Weeks Ended July 1, 2023 and July 2, 2022

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Issued Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total

Balance, December 31, 2022	17,287,967	$863	$113,878	$(2,863)	$(36,096)	8,002,649	$(43,820)	$31,962
Issuance of stock under employee stock purchase plan	33,071	2	345	-	-	-	-	347
Equity compensation expense from awards issued	-	-	496	-	-	-	-	496
Issuance of stock upon vesting of restricted share awards	179,762	8	(8)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	640,578	(8,184)	(8,184)
Foreign currency translation adjustment	-	-	-	54	-	-	-	54
Net income	-	-	-	-	3,837		-	3,837

Balance, April 1, 2023	17,500,800	$873	$114,711	$(2,809)	$(32,259)	8,643,227	$(52,004)	$28,512
Issuance of stock upon vesting of restricted share awards	7,669	-	-	-	-	-	-	-
Equity compensation expense from awards issued	-	-	471	-	-	-	-	471
Common stock issued as contingent consideration	8,000	-	132	-	-	-	-	132
Purchase of treasury stock	-	-	-	-	-	939,154	(12,876)	(12,876)
Foreign currency translation adjustment	-	-	-	(48)	-	-	-	(48)
Net income	-	-	-	-	3,983	-	-	3,983

Balance, July 1, 2023	17,516,469	$873	$115,314	$(2,857)	$(28,276)	9,582,381	$(64,880)	$20,174

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Issued Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total

Balance, January 1, 2022	16,903,157	$845	$111,068	$(2,699)	$(56,985)	6,612,222	$(26,260)	$25,969
Issuance of stock under employee stock purchase plan	37,133	2	124	-	-	-	-	126
Equity compensation expense from awards issued	-	-	403	-	-	-	-	403
Issuance of stock upon vesting of restricted share awards	175,000	9	(9)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	406,480	(2,781)	(2,781)
Foreign currency translation adjustment	-	-	-	(35)	-	-	-	(35)
Net income	-	-	-	-	6,520	-	-	6,520

Balance, April 2, 2022	17,115,290	$856	$111,586	$(2,734)	$(50,465)	7,018,702	$(29,041)	$30,202
Issuance of stock upon vesting of restricted share awards	38,175	1	(1)	-	-	-	-	-
Equity compensation expense from awards issued	-	-	302	-	-	-	-	302
Foreign currency translation adjustment	-	-	-	(226)	-	-	-	(226)
Net income	-	-	-	-	6,014	-	-	6,014

Balance, July 2, 2022	17,153,465	857	$111,887	$(2,960)	$(44,451)	7,018,702	$(29,041)	$36,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Twenty-Six Weeks Ended July 1, 2023 and July 2, 2022 (Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net income	$7,820	$12,534

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	604	463
Gain on sale of assets	(395)	-
Equity compensation expense from awards issued	967	705
Provision for losses on accounts receivable	-	(600)
Deferred income tax expense	108	38
Change in operating right of use assets	462	580
Changes in operating assets and liabilities:
Accounts receivable	(10,839)	3,565
Prepaid expenses and other current assets	312	434
Net of transit accounts receivable and payable	20,828	(210)
Accounts payable and accrued expenses	(1,013)	(585)
Accrued payroll and related costs	(1,194)	3,048
Right of use liabilities	(683)	(926)
Income taxes payable	147	2,935
Deferred revenue	(615)	(1,237)
Deposits	2	11
Total adjustments and changes in operating assets and liabilities	8,691	8,221
Net cash provided by operating activities	16,511	20,755

Cash flows from investing activities:
Property and equipment acquired	(559)	(409)
Right of use asset additions	-	(44)
Net cash used in investing activities	(559)	(453)

Cash flows from financing activities:
Borrowings under line of credit	69,797	69,990
Repayments under line of credit	(63,728)	(84,141)
Issuance of stock for employee stock purchase plan	347	126
Changes in finance lease obligations	(232)	(270)
Contingent consideration paid	(339)	(99)
Common stock repurchase	(21,060)	(2,781)
Net cash used in financing activities	(15,215)	(17,175)
Effect of exchange rate changes on cash and cash equivalents	197	(250)
Increase in cash and cash equivalents	934	2,877
Cash and cash equivalents at beginning of period	339	235

Cash and cash equivalents at end of period	$1,273	$3,112

Supplemental cash flow information:
Cash paid for:
Interest	$601	$179
Income taxes	$1,821	$1,705

Non-cash investing activities:
Right of use assets obtained in exchange for lease obligations	$-	$732
Value of shares issued as contingent consideration	$132	$-

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

Results for the thirteen and twenty-six weeks ended July 1, 2023 and July 2, 2022 are not necessarily indicative of results that may be expected for the full year or any future period.

Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. Both the current fiscal year ending December 30, 2023 (fiscal 2023) and the prior fiscal year ended December 31, 2022 (fiscal 2022) are 52-week reporting years. The fiscal quarters for fiscal 2023 and fiscal 2022 align as follows:

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

The following table presents our revenue disaggregated by revenue source for the thirteen and twenty-six weeks ended July 1, 2023 and July 2, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Specialty Health Care:
Time and Material	$35,276	$43,045	$74,110	$95,068
Permanent Placement Services	252	412	548	573
Total Specialty Health Care	$35,528	$43,457	$74,658	$95,641

Engineering:
Time and Material	$11,557	$11,471	$22,027	$22,146
Fixed Fee	9,457	9,435	17,477	18,658
Total Engineering	$21,014	$20,906	$39,504	$40,804

Life Sciences and Information Technology:
Time and Material	$8,624	$9,101	$16,858	$18,257
Permanent Placement Services	133	695	247	1,241
Fixed Fee	1,736	187	2,892	364
Total Life Sciences and Information Technology	$10,493	$9,983	$19,997	$19,862
	$67,035	$74,346	$134,159	$156,307

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.     Revenue Recognition (Continued)

Time and Material

The Company’s Health Care segment predominantly recognizes revenue through time and material work while its Engineering and Life Sciences and Information Technology segments recognize revenue through both time and material and fixed fee work. The Company’s time and material contracts are typically based on the number of hours worked at contractually agreed upon rates, therefore revenue associated with these time and materials contracts are recognized based on hours worked at contracted rates.

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

Deferred Revenue

There was $0.5 million of deferred revenue as of July 1, 2023. Deferred revenue was $1.1 million as of December 31, 2022. Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence. For the thirteen weeks ended July 1, 2023 and July 2, 2022, the Company recognized revenue of $0.3 million and $1.9 million, respectively, that was included in deferred revenue at the beginning of the reporting period. For the twenty-six weeks ended July 1, 2023 and July 2, 2022, the Company recognized revenue of $1.0 million and $2.9 million, respectively, that was included in deferred revenue at the beginning of the reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.     Revenue Recognition (Continued)

Concentration

During the twenty-six weeks ended July 1, 2023, the Company had one customer exceed 10% of consolidated revenue, representing 18.7% of consolidated revenue. During the twenty-six weeks ended July 2, 2022, the Company had two customers exceed 10% of consolidated revenue, representing 20.4% and 13.9% of consolidated revenue. In both periods presented, the customers are included in the Company’s Specialty Health Care segment.

4.     Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable are comprised of the following:

	July 1, 2023	December 31, 2022
Billed	$49,694	$40,256
Unbilled	8,372	6,615
Work-in-progress	4,648	4,991
Allowance for sales discounts and doubtful accounts	(1,100)	(1,100)

Accounts receivable, net	$61,614	$50,762

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

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency, the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable,” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $9.9 million and related transit accounts payable was $37.1 million, for a net payable of $27.2 million, as of July 1, 2023. The net of transit accounts payable and transit accounts receivable was a net payable of $6.5 million as of December 31, 2022 as compared to a net payable of $1.1 million as of January 1, 2022.

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

Property and equipment are comprised of the following:

	July 1, 2023	December 31, 2022
Computers and systems	$3,635	$4,077
Equipment and furniture	259	220
Leasehold improvements	388	267
Laboratory equipment	140	67
	4,421	4,630

Less: accumulated depreciation and amortization	2,263	2,532

Property and equipment, net	$2,158	$2,098

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $601 and $603 during the twenty-six weeks ended July 1, 2023 and July 2, 2022, respectively. Depreciation and amortization expense of property and equipment for the thirteen weeks ended July 1, 2023 and July 2, 2022 was $242 and $225, respectively. Depreciation and amortization expense of property and equipment for the twenty-six weeks ended July 1, 2023 and July 2, 2022 was $513 and $463, respectively.

6.     Acquisitions and Divestitures

Future Contingent Payments

As of July 1, 2023, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the sellers: 1) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”), and 2) effective October 2, 2022, the Company acquired certain assets of TalentHerder LLC. The Company estimates future contingent payments at July 1, 2023 as follows:

Total
The four quarters following July 1, 2023	$300
Thereafter	1,671
Estimated future contingent consideration payments	$1,971

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

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of July 1, 2023.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

Potential future contingent payments to be made to all active acquisitions after July 1, 2023 are capped at a cumulative maximum of $11.6 million. The Company paid $0.5 million and $0.1 million of contingent consideration during the twenty-six weeks ended July 1, 2023 and July 2, 2022, respectively.  The contingent consideration paid in the twenty-six weeks ended July 1, 2023 included $0.1 million of the Company's common stock.

7.     Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  The Company reviewed industry and market conditions, reporting unit specific events as well as overall financial performance and determined that no indicators of impairment of goodwill existed during the twenty-six weeks ended July 1, 2023. As such, no impairment loss on the Company’s intangible assets during the twenty-six weeks ended July 1, 2023 was recorded as a result of such review.

The carrying amount of goodwill as of July 1, 2023 and December 31, 2022 was as follows:

Engineering	Specialty Health Care	Information Technology	Total
$11,918	$2,398	$7,831	$22,147

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

8.     Line of Credit

On April 24, 2023, the Company entered into a Fourth Amended and Restated Loan Agreement (the “Fourth Amended and Restated Loan Agreement”) with Citizens Bank, N.A., as lender (in such capacity, the “Lender”) and as administrative agent and arranger (in such capacity, the “Administrative Agent”), to amend and restate in its entirety that certain Third Amended and Restated Agreement dated as of the August 9, 2018 (as the same has been amended and modified prior to the date hereof, the “Existing Loan Agreement”).

The Fourth Amended and Restated Loan Agreement provides for a $45.0 million revolving credit facility (the “Revolving Credit Facility”), has no sub-limit for letters of credit, and expires on April 24, 2026.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate) (which replaced LIBOR (London Interbank Offered Rate) upon the phasing out of LIBOR), plus applicable margin, typically borrowed in fixed 30-day increments, plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the twenty-six weeks ended July 1, 2023 and July 2, 2022 were 6.3% and 1.9%, respectively.

All borrowings under the Fourth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of July 1, 2023, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of July 1, 2023 and December 31, 2022 were $14.9 million and $8.8 million, respectively. There were letters of credit outstanding at July 1, 2023 and December 31, 2022 for $2.0 million and $1.9 million, respectively. At July 1, 2023 and December 31, 2022, the Company had availability for additional borrowings under the Revolving Credit Facility of $28.1 million and $34.3 million, respectively.

9.     Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share. The number of weighted-average shares used to calculate basic and diluted earnings per share for the thirteen and twenty-six weeks ended July 1, 2023 and July 2, 2022 was determined as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Basic weighted average shares outstanding	8,297,521	10,133,279	8,734,848	10,181,895
Dilutive effect of outstanding restricted share awards	260,875	417,617	241,866	401,624
Diluted weighted average shares outstanding	8,558,396	10,550,896	8,976,714	10,583,519

For all periods presented, there were no anti-dilutive shares included in the calculation of common stock equivalents as there were no stock options outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.     Per Share Data (Continued)

Unissued shares of common stock were reserved for the following purposes:

	July 1, 2023	December 31, 2022
Time-based restricted stock awards outstanding	497,561	274,939
Performance-based restricted stock awards outstanding	100,000	-
Performance-based restricted stock awards outstanding under plans to be approved by the shareholders	-	225,000
Future grants of options or shares	605,629	890,682
Shares reserved for employee stock purchase plan	331,160	364,231

Total	1,534,350	1,754,852

10.     Share-Based Compensation

At July 1, 2023, the Company had two share-based employee compensation plans, the Employee Stock Purchase Plan and the 2014 Omnibus Equity Compensation Plan.

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

Share-based compensation expense for the thirteen weeks ended July 1, 2023 and July 2, 2022 was $471 and $302, respectively.  Share-based compensation expense for the twenty-six weeks ended July 1, 2023 and July 2, 2022 was $967 and $705, respectively.  Stock-based compensation expense is included in selling, general and administrative expense in the Company’s statement of operations.

As of July 1, 2023, the Company had $3.8 million of total unrecognized compensation cost, with approximately $3.5 million related to time-based non-vested share-based awards outstanding and $0.3 million related to performance-based non-vested share-based awards outstanding. The Company expects to recognize the expense associated with time-based non-vested share-based awards through fiscal 2027.  If earned, the Company will recognize the expense associated with performance-based non-vested share-based awards straight-line through fiscal 2023.  These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions. The number of shares issued on January 3, 2023 (the first business day following the previous offering period) was 33,071. As of July 1, 2023, there were 331,160 shares available for issuance under the Purchase Plan. Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the twenty-six weeks ended July 1, 2023 and July 2, 2022 was $160 and $119, respectively.

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

All stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of July 1, 2023, there were no accrued dividends. Dividends for stock awards that ultimately do not vest are forfeited.

As of July 1, 2023, under the 2014 Plan, 497,561 time-based shares were outstanding, 100,000 performance-based restricted stock awards were outstanding and 605,629 shares were available for awards thereunder.

Time-Based Restricted Stock Awards

From time-to-time the Company issues time-based restricted stock awards. The following summarizes the activity in the time-based restricted stock awards under the 2014 Plan during the twenty-six weeks ended July 1, 2023:

	Number of Time-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 31, 2022	274,939	$3.59
Granted	288,893	$13.00
Vested	(57,669)	$2.88
Forfeited or expired	(8,602)	$1.55
Outstanding non-vested at July 1, 2023	497,561	$9.17

Based on the closing price of the Company’s common stock of $18.40 per share on June 30, 2023 (the last trading day prior to July 1, 2023), the intrinsic value of the time-based non-vested restricted stock awards at July 1, 2023 was approximately $9.2 million. As of July 1, 2023, there was approximately $3.5 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock awards through fiscal 2027.

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

The following summarizes the activity in the performance-based restricted stock awards during the twenty-six weeks ended July 1, 2023:

	Number of Performance-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 31, 2022	225,000	$8.73
Granted	-	-
Vested	(125,000)	$6.15
Forfeited or expired	-	-
Outstanding non-vested at July 1, 2023	100,000	$11.96

As of July 1, 2023, there was one outstanding grant for performance-based restricted stock awards issued to Bradley Vizi, the Company’s Chief Executive Officer. In December 2022, the Company issued a performance-based restricted stock unit grant of 100,000 shares, subject to increase up to 125,000 shares, based on fiscal 2023 performance (the “2023 Grant”). The Company has not made a determination as to how many shares it expects to issue under the 2023 Grant.

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

Share-based compensation for performance-based equity agreement was $0.2 million and $0.4 million for the thirteen weeks ended July 1, 2023 and July 2, 2022, respectively.  Share-based compensation for performance-based equity agreement was $0.3 million and $0.2 million for the twenty-six weeks ended July 1, 2023 and July 2, 2022, respectively

During the twenty-six weeks ended July 1, 2023, the Company awarded 4,762 immediately vested share awards at an average price of $10.50. During the twenty-six weeks ended July 2, 2022, the Company did not award any immediately vested share awards.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.    Treasury Stock Transactions

On April 25, 2023, the Board authorized a program to repurchase shares of its common stock up to an amount not to exceed $25.0 million.  This newly approved program succeeds the Company’s prior repurchase program authorized in November 2021, which was substantially completed in April 2023. The program is designed to provide the Company with enhanced flexibility over the long term to optimize its capital structure.  Shares of the Common Stock may be repurchased in the open market or through negotiated transactions.  The program may be terminated or suspended at any time at the discretion of the Company. The Company may enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases if the criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows when the Company typically would not be active in the market.

On April 24, 2023, the Company agreed to repurchase, in a private transaction approved by the Board, 333,686 shares of common stock at a per-share price of $11.91 per share.

During the twenty-six weeks ending July 1, 2023, the Company purchased 1,579,732 shares at an average price of $13.53 per share, including the aforementioned private transaction.  During the twenty-six weeks ending July 2, 2022, the Company purchased 406,480 shares at an average price of $6.84.  As of July 1, 2023, the Company had $18.3 million available for future treasury stock purchases.

The Company accrued $0.2 million in excise tax associated with its Treasury Stock Repurchase Plan during the twenty-six weeks ended July 1, 2023.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Weeks Ended July 1, 2023	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total
Revenue	$35,528	$21,014	$10,493	$-	$67,035
Cost of services	25,727	16,192	6,356	-	48,275
Gross profit	9,801	4,822	4,137	-	18,760
Selling, general and administrative	6,043	4,380	2,300	-	12,723
Depreciation and amortization of property and equipment	92	116	34	-	242
Amortization of acquired intangible assets	-	-	46	-	46
Operating income	$3,666	$326	$1,757	$-	$5,749
Total assets as of July 1, 2023	$39,961	$42,668	$17,947	$4,961	$105,537
Property and equipment acquired	$29	$190	$2	$7	$228

Thirteen Weeks Ended July 2, 2022	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total
Revenue	$43,457	$20,906	$9,983	$-	$74,346
Cost of services	30,575	15,395	6,693	-	52,663
Gross profit	12,882	5,511	3,290	-	21,683
Selling, general and administrative	7,179	4,107	1,978	-	13,264
Depreciation and amortization of property and equipment	97	103	25	-	225
Operating income	$5,606	$1,300	$1,288	-	$8,194
Total assets as of July 2, 2022	$29,889	$29,523	$7,962	$5,051	$72,425
Property and equipment acquired	$21	$124	$43	$4	$192

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.     Segment Information (Continued)

Twenty-Six Weeks Ended July 1, 2023	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total
Revenue	$74,658	$39,504	$19,997	$-	$134,159
Cost of services	53,185	30,365	12,555	-	96,375
Gross profit	21,473	8,869	7,442	-	37,784
Selling, general and administrative	13,241	8,298	4,580	-	26,119
Depreciation and amortization of property and equipment	199	244	70	-	513
Amortization of acquired intangible assets	-	-	91	-	91
Gain on sale of assets	-	(395)	-	-	(395)
Operating income	$8,033	$722	$2,701	$-	$11,456
Total assets as of July 1, 2023	$39,961	$42,668	$17,947	$4,961	$105,537
Property and equipment acquired	$47	$478	$19	$15	$559

Twenty-Six Weeks Ended July 2, 2022	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total
Revenue	$95,641	$40,804	$19,862	$-	$156,307
Cost of services	67,758	30,059	13,387	-	111,204
Gross profit	27,883	10,745	6,475	-	45,103
Selling, general and administrative	15,149	8,219	4,043	-	27,411
Depreciation and amortization of property and equipment	217	199	47	-	463
Operating income	$12,517	$2,327	$2,385	$-	$17,229
Total assets as of July 2, 2022	$29,889	$29,523	$7,962	$5,051	$72,425
Property and equipment acquired	$48	$289	$63	$9	$409

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.    Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States. Revenues reported for each operating segment are all from external customers. The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Europe. Revenue by geographic area for the thirteen and twenty-six weeks ended July 1, 2023 and July 2, 2022 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenue
United States	$62,797	$71,189	$126,120	$149,982
Canada	1,832	1,235	3,413	2,464
Puerto Rico	1,540	1,279	3,102	2,499
Europe	866	643	1,524	1,362
	$67,035	$74,346	$134,159	$156,307

Total assets by geographic area as of the reported periods were as follows:

	July 1, 2023	December 31, 2022
Total assets
United States	$97,247	$81,558
Canada	2,037	1,640
Puerto Rico	2,346	1,401
Europe	3,907	3,365
	$105,537	$87,964

14.    Income Taxes

The Company recognized $2.8 million of income tax expense for the twenty-six weeks ended July 1, 2023, as compared to $4.7 million for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 26.4% as compared to 27.1% for the comparable prior-year period. The projected fiscal 2023 income tax rates as of July 1, 2023, were approximately 26.8%, 25.9% and 11.7% in the United States, Canada and Europe, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income.  The comparable prior-year period estimated income tax rates were 27.5%, 23.6% and 15.6% in the United States, Canada and Europe, respectively.

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

The Company is exposed to various asserted claims as of July 1, 2023, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of July 1, 2023, the Company has accrued $2.8 million for asserted claims.

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

The components of lease expense were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Operating lease cost	$357	$432	$729	$881

Finance lease cost
Amortization of right of use assets	$115	$106	$252	$216
Interest on lease liabilities	1	2	2	4
Total finance lease cost	$116	$108	$254	$220

Supplemental Cash Flow information related to leases was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$363	$437	$743	$915
Operating cash flows from finance leases	$1	$4	$3	$6
Financing cash flows from finance leases	$115	$180	$231	$271

Right of use assets obtained in exchange for lease obligations
Operating leases	-	$58	-	$732
Finance leases	-	-	-	-

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Leases (Continued)

Supplemental Balance Sheet information as of July 1, 2023 and December 31, 2022 related to leases was as follows:

	July 1, 2023		December 31, 2022
Operating leases
Operating lease right of use assets		$3,203	$3,665

Operating right of use liability - current	$	(,1,091)	$(1,349)
Operating right of use liability - non-current		(2,508)	(2,932)
Total operating lease liabilities		$(3,599)	$(4,281)

Finance leases
Property and equipment - (right of use assets)		$926	$1,177
Accumulated depreciation		(463)	(461)
Property and equipment, net		$463	$716

Finance lease liability - current		$(464)	$(462)
Finance lease liability - non-current		-	(232)
Total finance lease liabilities		$(464)	$(694)

Weighted average remaining lease term in years
Operating leases		7.90	6.78
Finance leases		1.00	1.50

Weighted average discount rate
Operating leases		3.17%	3.10%
Finance leases		0.87%	0.87%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2023 (After July 1, 2023)	$716	$233
2024	754	233
2025	493	-
2026	409	-
2027	302	-
Thereafter	1,456	-

Total lease payments	$4,130	$466
Less: imputed interest	(531)	(2)
Total	$3,599	$464

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended July 1, 2023 Compared to Thirteen Weeks Ended July 2, 2022

A summary of operating results for the thirteen weeks ended July 1, 2023 and July 2, 2022 is as follows (in thousands):

	July 1, 2023		July 2, 2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$67,035	100.0	$74,346	100.0
Cost of services	48,275	72.0	52,663	70.8
Gross profit	18,760	28.0	21,683	29.2

Selling, general and administrative	12,273	18.9	13,264	18.1
Depreciation and amortization of property and equipment	242	0.4	225	0.3
Amortization of acquired intangible assets	46	0.1	-	0.0
Operating costs and expenses	13,011	19.4	13,489	18.4

Operating income	5,749	8.6	8,194	11.2
Other expense, net	418	0.7	(28)	0.0

Income before income taxes	5,331	7.9	8,222	11.2
Income tax expense	1,348	2.0	2,208	3.0

Net income	$3,983	5.9	$6,014	8.2

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended July 1, 2023 and July 2, 2022 consisted of thirteen weeks each.

Revenue.  Revenue decreased 9.8%, or $7.3 million, for the thirteen weeks ended July 1, 2023 as compared to the thirteen weeks ended July 2, 2022 (the “comparable prior-year period”).  Revenue decreased $7.9 million in the Specialty Health Care segment, increased $0.1 million in the Engineering segment and increased $0.5 million in the Life Sciences and Information Technology segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit.  Cost of services decreased 8.3%, or $4.4 million, for the thirteen weeks ended July 1, 2023 as compared to the comparable prior-year period. Cost of services decreased primarily due to the decrease in revenue. Cost of services as a percentage of revenue for the thirteen weeks ended July 1, 2023 and July 2, 2022 was 72.0% and 70.8%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $12.3 million for the thirteen weeks ended July 1, 2023 as compared to $13.3 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 18.9% for the thirteen weeks ended July 1, 2023 and 18.1% for the comparable prior-year period.   See Segment Discussion for further information on SGA expense changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended July 1, 2023 Compared to Thirteen Weeks Ended July 2, 2022 (Continued)

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

Income Tax Expense.  The Company recognized $1.3 million of income tax expense for the thirteen weeks ended July 1, 2023, as compared to $2.2 million for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 25.3% as compared to 26.9% for the comparable prior-year period. The projected fiscal 2023 income tax rates as of July 1, 2023, were approximately 25.8%, 24.8% and 10.1% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented.

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

Thirteen Weeks Ended July 1, 2023 Compared to Thirteen Weeks Ended July 2, 2022 (Continued)

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $35.5 million for the thirteen weeks ended July 1, 2023 decreased 18.2%, or $7.9 million, as compared to the comparable prior-year period.  The decrease in revenue was driven by both the Company’s school and non-school clients. Revenue from school clients for the thirteen weeks ended July 1, 2023 was $26.5 million as compared to $32.3 million for the comparable prior-year period. Revenue from non-school clients for the thirteen weeks ended July 1, 2023 was $9.0 million as compared to $11.2 million for the comparable prior-year period. Revenue decreases were primarily due to decreased demand associated with COVID-19 transitioning from a high level of activity relating to the pandemic during the thirteen weeks ended July 2, 2022 to a lesser level activity associated with the change of COVID-19 to an endemic during the thirteen weeks ended July 1, 2023. The Specialty Health Care segment’s gross profit decreased by 23.9%, or $3.1 million, to $9.8 million for the thirteen weeks ended July 1, 2023, as compared to $12.9 million for the prior-year period. The decrease in gross profit was primarily driven by the decrease in revenue and a decrease in gross profit margin. Gross profit margin for the thirteen weeks ended July 1, 2023 decreased to 27.6% as compared to 29.6% for the comparable prior-year period.  The decrease in gross profit margin was primarily due to a mix shift to lower margin services.  Specialty Health Care experienced operating income of $3.7 million for the thirteen weeks ended July 1, 2023, as compared to $5.6 million for the comparable prior-year period. The primary reason for the decrease in operating income was the decrease in gross profit, offset by a decrease in SGA expense. SGA expense decreased by $1.2 million to $6.0 million, as compared to $7.2 million in the comparable prior-year period. The decrease in SGA expense was primarily due to a decrease in expenses associated with lower revenue and a lower allocation of corporate SGA expenses.

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

Thirteen Weeks Ended July 1, 2023 Compared to Thirteen Weeks Ended July 2, 2022 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $21.0 million for the thirteen weeks ended July 1, 2023, increased 0.5%, or $0.1 million, compared to the comparable prior-year period.  The increase in revenue comprised the following: an increase in Energy Services revenue of $2.1 million, offset by decreases in Aerospace revenue of $1.5 million and Industrial Processing revenue of $0.7 million.  Aerospace revenue decreased primarily due to a contract reduction for the Company’s major outsourcing client. The Company believes the decrease in Industrial Processing revenue was primarily due to the irregular timing of large contracts with its Industrial Processing clients. Gross profit decreased by 12.5%, or $0.7 million, compared to the prior-year period. Gross profit decreased because of a decrease in gross profit margin. The gross profit margin of 22.9% for the current period decreased from 26.4% for the comparable prior-year period. The decrease in gross profit margin was primarily due to lower utilization resulting from an increase in staff in anticipation of higher revenue. The Engineering segment experienced operating income of $0.3 million for the thirteen weeks ended July 1, 2023, as compared to $1.3 million for the comparable prior-year period. The operating income decreased due to the decline in gross profit and increased SGA expense. The Engineering segment’s SGA expense of $4.4 million increased by $0.3 million, primarily due to an increased allocation of corporate SGA expenses.

Life Sciences and Information Technology

Life Sciences and Information Technology revenue of $10.5 million for the thirteen weeks ended July 1, 2023 increased by 5.1%. or $0.5 million, as compared to $10.0 million for the comparable prior-year period. Gross profit of $4.1 million for the thirteen weeks ended July 1, 2023 increased 25.8%, or $0.8 million, as compared to $3.3 million for the comparable prior-year period. The increase in gross profit was primarily due to an increase in gross profit margin.  The Life Sciences and Information Technology gross profit margin for the thirteen weeks ended July 1, 2023 was 39.4% as compared to 33.0% for the comparable prior-year period.  The Company attributes the gross profit margin increase to a concerted effort to increase gross profit margin through its managed service offerings and higher revenue from its RPO offering. The Life Sciences and Information Technology segment experienced operating income of $1.8 million as compared to $1.3 million for the comparable prior-year period.  The increase in operating income was primarily due to an increase in gross profit, offset by an increase to SGA expense. SGA expense increased to $2.3 million as compared to $2.0 million in the comparable prior-year period. The increase in SGA expense was primarily due the acquisition of TalentHerder in the fourth quarter of fiscal 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Weeks Ended July 1, 2023 Compared to Twenty-Six Weeks Ended July 2, 2022

A summary of operating results for the twenty-six weeks ended July 1, 2023 and July 2, 2022 is as follows (in thousands):

	July 1, 2023		July 2, 2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$134,159	100.0	$156,307	100.0
Cost of services	96,375	71.8	111,204	71.1
Gross profit	37,784	28.2	45,103	28.9

Selling, general and administrative	26,119	19.4	27,411	17.7
Depreciation and amortization of property and equipment	513	0.4	463	0.3
Amortization of acquired intangible assets	91	0.1	-	0.0
Gain on sale of assets	(395)	(0.3)	-	0.0
Operating costs and expenses	26,326	19.6	27,874	18.0

Operating income	11,456	8.6	17,229	11.1
Other expense, net	825	0.6	24	0.0

Income before income taxes	10,631	8.0	17,205	11.1
Income tax expense	2,811	2.1	4,671	3.0

Net income	$7,820	5.9	$12,534	8.1

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended July 1, 2023 and July 2, 2022 consisted of twenty-six weeks each.

Revenue.  Revenue decreased 14.2%, or $22.2 million, for the twenty-six weeks ended July 1, 2023 as compared to the twenty-six weeks ended July 2, 2022 (the “comparable prior-year period”).  Revenue decreased $21.0 million in the Specialty Health Care segment, decreased $1.3 million in the Engineering segment and increased $0.1 million in the Life Sciences and Information Technology segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit.  Cost of services decreased 13.3%, or $14.8 million, for the twenty-six weeks ended July 1, 2023 as compared to the comparable prior-year period. Cost of services decreased primarily due to the decrease in revenue. Cost of services as a percentage of revenue for the twenty-six weeks ended July 1, 2023 and July 2, 2022 was 71.8% and 71.1%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $26.1 million for the twenty-six weeks ended July 1, 2023 as compared to $27.4 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 19.4% for the twenty-six weeks ended July 1, 2023 and 17.7% for the comparable prior-year period.   See Segment Discussion for further information on SGA expense changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Weeks Ended July 1, 2023 Compared to Twenty-Six Weeks Ended July 2, 2022 (Continued)

Gain on Sale of Assets.  On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada.  The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. During the twenty-six weeks ended July 1, 2023, the Company recorded a discrete gain on the sale of these assets and liabilities of $0.4 million due to the final collection of escrow funds from the transaction.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions.  Other expense, net increased by $0.8 million as compared to the comparable prior year period, primarily due to an increase in interest expense, net. Interest expense increased due to increased borrowing. Borrowings increased primarily to fund treasury stock purchases.

Income Tax Expense.  The Company recognized $2.8 million of income tax expense for the twenty-six weeks ended July 1, 2023, as compared to $4.7 million for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 26.4% as compared to 27.1% for the comparable prior-year period. The projected fiscal 2023 income tax rates as of July 1, 2023, were approximately 26.8%, 25.9% and 11.7% in the United States, Canada, and Europe, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income.  The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented.

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

Twenty-Six Weeks Ended July 1, 2023 Compared to Twenty-Six Weeks Ended July 2, 2022 (Continued)

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $74.7 million for the twenty-six weeks ended July 1, 2023 decreased 21.9%, or $21.0 million, as compared to the comparable prior-year period.  The decrease in revenue was driven by both the Company’s school and non-school clients. Revenue from school clients for the twenty-six weeks ended July 1, 2023 was $55.8 million as compared to $73.8 million for the comparable prior-year period. Revenue from non-school clients for the twenty-six weeks ended July 1, 2023 was $18.9 million as compared to $21.8 million for the comparable prior-year period. Revenue decreases were primarily due to decreased demand associated with COVID-19 transitioning from a high level of activity relating during the twenty-six weeks ended July 2, 2022 to a lesser level activity associated with the change of COVID-19 to an endemic during the twenty-six weeks ended July 1, 2023. The Specialty Health Care segment’s gross profit decreased by 23.0%, or $6.4 million, to $21.5 million for the twenty-six weeks ended July 1, 2023, as compared to $27.9 million for the prior-year period. The decrease in gross profit was primarily driven by the decrease in revenue. Gross profit margin for the twenty-six weeks ended July 1, 2023 decreased to 28.8% as compared to 29.2% for the comparable prior-year period.  The decrease in gross profit margin was primarily due to a mix shift for certain lower margin services.  Specialty Health Care experienced operating income of $8.0 million for the twenty-six weeks ended July 1, 2023, as compared to $12.5 million for the comparable prior-year period. The primary reason for the decrease in operating income was the decrease in gross profit, offset by a decrease in SGA expense. SGA expense decreased by $1.9 million to $13.2 million, as compared to $15.1 million in the comparable prior-year period. The decrease in SGA expense was primarily due to a decrease in expenses associated with lower revenue and a lower allocation of corporate SGA expenses.

The Company believes that the impact of the COVID-19 pandemic helped to increase Specialty Health Care revenue and gross margin in the fourth quarter of fiscal 2021 and the first half of fiscal 2022. The Company also believes the COVID-19 pandemic began to shift to an endemic in the second half of fiscal 2022. As a result, COVID-19-related revenue has decreased. However, the Company also believes that the demand for its Healthcare services is greater than it had been before the COVID-19 pandemic. While the overall impact of these offsetting dynamics is uncertain, the Company believes that, except for seasonality, it is well positioned for growth in revenue going forward.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Weeks Ended July 1, 2023 Compared to Twenty-Six Weeks Ended July 2, 2022 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $39.5 million for the twenty-six weeks ended July 1, 2023 decreased 3.2%, or $1.3 million, compared to the comparable prior-year period.  The decrease in revenue was comprised of the following: decreases in Aerospace revenue of $1.6 million and Industrial Processing revenue of $2.3 million, offset by an increase to Energy Services revenue of $2.6 million.  The decrease in Aerospace revenue was primarily due to a contract reduction for the Company’s major outsourcing client. The Company believes the decrease in Industrial Processing revenue was primarily due to the irregular timing of large contracts with its Industrial Processing clients. Gross profit decreased by 17.5%, or $1.9 million, as compared to the comparable prior-year period. Gross profit decreased because of the decrease in revenue and a decrease in gross profit margin. Gross profit margin of 22.5% for the current period decreased from 26.3% for the comparable prior-year period. The decrease in gross profit margin was primarily due to lower utilization resulting from an increase in staff associated with lower revenue as the Company absorbed fixed salaried costs over lower revenue. The Engineering segment experienced operating income of $0.7 million for the twenty-six weeks ended July 1, 2023, as compared to $2.3 million for the comparable prior-year period. The decrease in operating income was due to the decrease in gross profit and an increase to SGA expense, offset by a discrete gain in the current period. The Engineering segment’s SGA expense of $8.3 million increased by $0.1 million, primarily due to an increased allocation of corporate SGA expenses. The discrete gain on sale of assets was due to the final collection of escrow funds associated with the sale of the Canadian Power Systems in fiscal 2021.

Life Sciences and Information Technology

Life Sciences and Information Technology revenue of $20.0 million for the twenty-six weeks ended July 1, 2023 increased by 0.7%, or $0.1 million, as compared to $19.9 million for the comparable prior-year period. Gross profit of $7.4 million for the twenty-six weeks ended July 1, 2023 increased 14.9%, or $1.0 million, as compared to $6.4 million for the comparable prior-year period. The increase in gross profit was primarily due to an increase in gross profit margin.  The Life Sciences and Information Technology gross profit margin for the twenty-six weeks ended July 1, 2023 was 37.2% as compared to 32.6% for the comparable prior-year period.  The Company attributes the gross profit margin increase to a concerted effort to increase gross profit margin through its managed service offerings and higher revenue from its RPO offering. The Life Sciences and Information Technology segment experienced operating income of $2.7 million as compared to $2.4 million for the comparable prior-year period.  The increase in operating income was primarily due to an increase in gross profit, offset by an increase to SGA expense. SGA expense increased to $4.6 million as compared to $4.0 million in the comparable prior-year period. The increase in SGA expense was primarily due to the acquisition of TalentHerder in the fourth quarter of fiscal 2022 and a higher allocation of corporate SGA expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022
Cash (used in) provided by:
Operating activities	$16,511	$20,755
Investing activities	$(559)	$(453)
Financing activities	$(15,215)	$(17,175)

Operating Activities

Operating activities provided $16.5 million of cash for the twenty-six weeks ended July 1, 2023 as compared to providing $20.8 million in the comparable prior-year period.  The major components of cash provided by operating activities in the twenty-six weeks ended July 1, 2023 and the comparable prior-year period are as follows: net income, and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and accrued payroll and related costs, and deferred revenue.

For the twenty-six weeks ended July 1, 2023, the Company experienced net income of $7.8 million as compared to $12.5 million for the comparable prior-year period.  An increase in accounts receivables in the twenty-six weeks ended July 1, 2023 used $10.9 million of cash as compared to providing $3.6 million in the comparable prior-year period. The Company primarily attributes this increase in accounts receivables for the twenty-six weeks ended July 1, 2023 to normal fluctuations in accounts receivable relative to revenue.

While highly variable, the Company’s transit accounts payable typically exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $27.3 million as of July 1, 2023 and a net payable of $6.5 million as of December 31, 2022, providing $20.8 million of cash during the twenty-six weeks ended July 1, 2023.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.9 million as of July 2, 2022 and a net payable of $1.1 million as of January 1, 2022, using $0.2 million of cash during the twenty-six weeks ended July 2, 2022. The increase to net transit payable as of July 1, 2023 was due to several large, multiyear EPC (Engineering, Procurement and Construction) projects starting in the Company’s second fiscal quarter. In a typical EPC contract, the Company receives significant cash upfront to fund equipment procurement and construction subcontractors throughout the project.

Prepaid expenses and other current assets provided cash of $0.3 million for the twenty-six weeks ended July 1, 2023 as compared to providing $0.4 million of cash for the comparable prior-year period. The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets generally tend to increase at the end of a fiscal year and decrease during the first three quarters of the following fiscal year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

A decrease in accounts payable and accrued expenses used cash of $1.0 million for the twenty-six weeks ended July 1, 2023 as compared to using $0.6 million for the comparable prior-year period.  The Company attributes these changes to typical fluctuations in the normal course of business.

Changes in accrued payroll and related costs used cash of $1.2 million for the twenty-six weeks ended July 1, 2023 as compared to providing $3.0 million for the comparable prior-year period.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has twenty-six weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.   The Company’s last major payroll for the twenty-six weeks ended July 1, 2023 was paid on June 30, 2023. During fiscal 2020, the Company deferred $3.3 million of employer payroll taxes under the CARES Act. Half of these deferred payroll taxes were paid in fiscal December 2021 and the remaining portion was paid in fiscal December 2022.

Historically, the Company has experienced small deferred revenue balances.  In fiscal 2022, the Company’s Industrial Processing group secured several contracts with front-loaded payments, thereby generating larger deferred revenue balances than typically generated. As a result, the Company’s deferred revenue balance as of July 1, 2023 was $0.5 million, compared to $1.1 million as of December 31, 2022, using cash from operations of $0.6 million for the twenty-six weeks ended July 1, 2023.  While the Company expects to receive future upfront payments from its Industrial Processing clients, the Company cannot reasonably forecast deferred revenue balances as the timing of contract wins and front-loaded payments are typically haphazard.

Investing Activities

Investing activities used $0.6 million for the purchase of property and equipment in the current period as compared to using $0.5 million in the comparable prior-year period.

Financing Activities

Financing activities used $15.2 million of cash for the twenty-six weeks ended July 1, 2023 as compared to using $17.2 million in the comparable prior-year period.  The Company made net borrowings under its line of credit of $6.1 million during the twenty-six weeks ended July 1, 2023 as compared to making net payments of $14.2 million in the comparable prior-year period.  The Company used $21.1 million to repurchase shares of its common stock in the current period as compared to $2.8 million in the comparable prior-year period. The Company generated cash of $0.3 million from sales of shares from its equity plans for the current period and $0.1 million for the comparable prior-year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate) (which replaced LIBOR (London Interbank Offered Rate) upon the phasing out of LIBOR), plus applicable margin, typically borrowed in fixed 30-day increments, plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the twenty-six weeks ended July 1, 2023 and July 2, 2022 were 6.3% and 1.9%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of July 1, 2023, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of July 1, 2023 and December 31, 2022 were $14.9 million and $8.8 million, respectively. There were letters of credit outstanding at July 1, 2023 and December 31, 2022 for $2.0 million and $1.9 million, respectively. At July 1, 2023 and December 31, 2022, the Company had availability for additional borrowings under the Revolving Credit Facility of $28.1 million and $34.3 million, respectively.

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

Current Liquidity and Revolving Credit Facility

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, and meet the other general cash needs of our business. Our liquidity is impacted by general economic, financial, competitive, and other factors beyond our control. Our liquidity requirements consist primarily of funds necessary to pay our expenses, principally labor-costs, and other related expenditures. We generally satisfy our liquidity needs through cash provided by operations and, when necessary, our revolving line of credit from Citizens Bank. The Company believes it has a great deal of flexibility to reduce its costs if it becomes necessary. The Company believes that it can satisfy its liquidity needs for at least the next 12 months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Current Liquidity and Revolving Credit Facility (Continued)

The Company’s liquidity and capital resources as of July 1, 2023, included accounts receivable and total current asset balances of $61.6 million and $77.1 million, respectively. Current liabilities were $64.6 million as of July 1, 2023 and were exceeded by total current assets by $12.5 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations. As of July 1, 2023, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

The Company is exposed to various asserted claims as of July 1, 2023, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of July 1, 2023, the Company has accrued $2.8 million for asserted claims.

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

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2023 (After July 1, 2023)	$716	$233
2024	754	233
2025	493	-
2026	409	-
2027	302	-
Thereafter	1,456	-

Total lease payments	$4,130	$466
Less: imputed interest	(531)	(2)
Total	$3,599	$464

Future Contingent Payments

As of July 1, 2023, the Company had two active acquisition agreements whereby additional contingent consideration may be earned by the sellers: 1) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC (together, “TKE”), and 2) effective October 2, 2022, the Company acquired certain assets of TalentHerder LLC. The Company estimates future contingent payments at July 1, 2023 as follows:

Total
The four quarters following July 1, 2023	$300
Thereafter	1,671
Estimated future contingent consideration payments	$1,971

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of July 1, 2023.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of July 1, 2023, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Based on the Company’s variable-rate line of credit balances during the twenty-six weeks ended July 1, 2023, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.2 million. The Company does not expect any material loss with respect to its investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022, we identified deficiencies described below that existed as of December 31, 2022, and continued to exist at July 1, 2023. Based on our evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of July 1, 2023, because of the material weaknesses in our internal control over financial reporting described below.

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
●

Expand the available resources at the Company with experience designing and implementing control activities, including information technology general controls, with the advice from third-party consultants and specialists.

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

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the twenty-six weeks ended July 1, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The company is making ongoing progress on its remediation plan to address the material weakness previously disclosed. A final assessment of remediation efforts will be conducted as part of our annual review of internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the Company’s purchases of common stock completed during the second quarter of 2023:

Period	Total Number of Shares Purchased		Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2, 2023 - April 30, 2023	508,898	(1)	$11.85	175,212	$25,000,000
May 1, 2023 - May 31, 2023	270,180		$14.14	270,180	$21,180,000
June 1, 2023 - July 1, 2023	160,076		$17.85	160,076	$18,320,000
Total	939,154	(1)	$13.53	605,468

(1)	Includes 333,686 shares purchased in a private transaction on April 24, 2023 for $11.91 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

RCM Technologies, Inc.
Date: August 10, 2023	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: August 10, 2023	By: /s/ Kevin D. Miller
Kevin D. Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)