Form 10-Q
period 2023-09-30
RCM TECHNOLOGIES, INC.
filed 2023-11-09
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☒	Emerging Growth Company ☐

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

Common Stock, $0.05 par value, 7,832,393 shares outstanding as of November 8, 2023.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statement. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing service to the healthcare industry; the impact of and future effects of the COVlD-19 pandemic or other potential pandemics; having a significant portion of our condensed consolidated revenues contributed by a concentrated group of customer during the thirty-nine weeks ended September 30, 2023; credit and collection risks; our claim experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing, the healthcare industry, our workforce and the services that we provide, including state and local regulations pertaining to the taxability of our services and other labor-related matters such a minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part II, Item 1A “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2023 and December 31, 2022

(In thousands, except share amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Current assets:
Cash and cash equivalents	$654	$339
Accounts receivable, net	57,459	50,762
Transit accounts receivable	9,550	3,280
Prepaid expenses and other current assets	5,311	4,636
Total current assets	72,974	59,017

Property and equipment, net	2,221	2,098

Other assets:
Deposits	168	173
Goodwill	22,147	22,147
Operating right of use asset	2,976	3,665
Intangible assets, net	728	864
Total other assets	26,019	26,849

Total assets	$101,214	$87,964

Current liabilities:
Accounts payable and accrued expenses	$12,153	$14,147
Transit accounts payable	38,421	9,767
Accrued payroll and related costs	14,619	13,023
Finance lease payable	348	462
Income taxes payable	247	85
Operating right of use liability	884	1,349
Contingent consideration from acquisitions	300	472
Deferred revenue	335	1,119
Total current liabilities	67,307	40,424

Deferred income taxes, net, foreign	166	166
Deferred income taxes, net, domestic	1,652	1,495
Finance lease payable	-	232
Contingent consideration from acquisitions, net of current position	1,671	1,970
Operating right of use liability, net of current position	2,382	2,932
Borrowings under line of credit	6,657	8,783
Total liabilities	79,835	56,002

Contingencies (note 15)	-	-

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
17,660,999 shares issued and 7,900,190 shares outstanding at September 30, 2023 and 17,287,967 shares issued and 9,285,318 shares outstanding at December 31, 2022	880	863
Additional paid-in capital	116,146	113,878
Accumulated other comprehensive loss	(2,858)	(2,863)
Accumulated deficit	(24,520)	(36,096)
Treasury stock, 9,760,809 shares at September 30, 2023 and
8,002,649 shares at December 31, 2022, at cost	(68,269)	(43,820)
Total stockholders’ equity	21,379	31,962

Total liabilities and stockholders’ equity	$101,214	$87,964

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Thirteen and Thirty-Nine Weeks Ended September 30, 2023 and October 1, 2022

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Revenue	$58,049	$58,152	$192,209	$214,459
Cost of services	40,768	40,794	137,144	151,998
Gross profit	17,281	17,358	55,065	62,461

Operating costs and expenses
Selling, general and administrative	12,662	12,551	38,782	39,962
Depreciation and amortization of property and equipment	243	266	756	729
Amortization of acquired intangible assets	45	-	136	-
Gain on sale of assets	-	(219)	(395)	(219)
Operating costs and expenses, net of gain on sale of assets	12,950	12,598	39,279	40,472

Operating income	4,331	4,760	15,786	21,989

Other expense (income)
Interest expense and other, net	185	35	970	201
Gain on foreign currency transactions	(44)	(90)	(5)	(232)
Other expense (income), net	141	(55)	965	(31)

Income before income taxes	4,190	4,815	14,821	22,020
Income tax expense	434	1,297	3,245	5,968

Net income	$3,756	$3,518	$11,576	$16,052

Basic net earnings per share	$0.47	$0.35	$1.37	$1.58

Diluted net earnings per share	$0.46	$0.33	$1.33	$1.52

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirty-Nine Weeks Ended September 30, 2023 and October 1, 2022 (Unaudited) (In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Net income	$3,756	$3,518	$11,576	$16,052
Other comprehensive (loss) income	(1)	(181)	5	(442)
Comprehensive income	$3,755	$3,337	$11,581	$15,610

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Thirty-Nine Weeks Ended September 30, 2023 and October 1, 2022

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock
	Issued Shares	Amount			Accumulated Deficit	Shares	Amount	Total

Balance, December 31, 2022	17,287,967	$863	$113,878	$(2,863)	$(36,096)	8,002,649	$(43,820)	$31,962
Issuance of stock under employee stock purchase plan	33,071	2	345	-	-	-	-	347
Equity compensation expense from awards issued	-	-	496	-	-	-	-	496
Issuance of stock upon vesting of restricted share awards	179,762	8	(8)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	640,578	(8,184)	(8,184)
Foreign currency translation adjustment	-	-	-	54	-	-	-	54
Net income	-	-	-	-	3,837		-	3,837

Balance, April 1, 2023	17,500,800	$873	$114,711	$(2,809)	$(32,259)	8,643,227	$(52,004)	$28,512
Issuance of stock upon vesting of restricted share awards	7,669	-	-	-	-	-	-	-
Equity compensation expense from awards issued	-	-	471	-	-	-	-	471
Common stock issued as contingent consideration	8,000	-	132	-	-	-	-	132
Purchase of treasury stock	-	-	-	-	-	939,154	(12,876)	(12,876)
Foreign currency translation adjustment	-	-	-	(48)	-	-	-	(48)
Net income	-	-	-	-	3,983	-	-	3,983

Balance, July 1, 2023	17,516,469	$873	$115,314	$(2,857)	$(28,276)	9,582,381	$(64,880)	$20,174
Issuance of stock under employee stock purchase plan	33,430	1	354	-	-	-	-	355
Equity compensation expense from awards issued	-	-	484	-	-	-	-	484
Issuance of stock upon vesting of restricted share awards	111,100	6	(6)	-	-	-	-	-
Purchase of treasury stock	-	-		-	-	178,428	(3,389)	(3,389)
Foreign currency translation adjustment	-	-	-	(1)	-	-	-	(1)
Net income	-	-	-	-	3,756	-	-	3,756

Balance, September 30, 2023	17,660,999	$880	$116,146	$(2,858)	$(24,520)	9,760,809	$(68,269)	$21,379

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Thirty-Nine Weeks Ended September 30, 2023 and October 1, 2022

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Thirty-Nine Weeks Ended September 30, 2023 and October 1, 2022 (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net income	$11,576	$16,052

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	892	729
Gain on sale of assets	(395)	(219)
Equity compensation expense from awards issued	1,451	1,130
Provision for losses on accounts receivable	-	(967)
Deferred income tax expense	158	88
Change in operating right of use assets	689	789
Changes in operating assets and liabilities:
Accounts receivable	(6,696)	(1,590)
Prepaid expenses and other current assets	(675)	603
Net of transit accounts receivable and payable	22,384	(998)
Accounts payable and accrued expenses	(1,798)	1,479
Accrued payroll and related costs	1,596	4,235
Right of use liabilities	(1,016)	(1,306)
Income taxes payable	162	2,574
Deferred revenue	(784)	(1,858)
Deposits	4	-
Total adjustments and changes in operating assets and liabilities	15,972	4,689
Net cash provided by operating activities	27,548	20,741

Cash flows from investing activities:
Property and equipment acquired	(875)	(672)
Proceeds from sale of assets	395	219
Net cash used in investing activities	(480)	(453)

Cash flows from financing activities:
Borrowings under line of credit	99,857	72,575
Repayments under line of credit	(101,982)	(85,566)
Issuance of stock for employee stock purchase plan	702	408
Changes in finance lease obligations	(347)	(392)
Contingent consideration paid	(339)	(99)
Common stock repurchase	(24,449)	(6,394)
Net cash used in financing activities	(26,558)	(19,468)
Effect of exchange rate changes on cash and cash equivalents	(195)	(294)
Increase in cash and cash equivalents	315	526
Cash and cash equivalents at beginning of period	339	235

Cash and cash equivalents at end of period	$654	$761

Supplemental cash flow information:
Cash paid for:
Interest	$1,005	$262
Income taxes	$2,810	$3,366

Non-cash investing activities:
Right of use assets obtained in exchange for lease obligations	$-	$1,353
Value of shares issued as contingent consideration	$132	$-

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

Results for the thirteen and thirty-nine weeks ended September 30, 2023 and October 1, 2022 are not necessarily indicative of results that may be expected for the full year or any future period.

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

The following table presents our revenue disaggregated by revenue source for the thirteen and thirty-nine weeks ended September 30, 2023 and October 1, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Specialty Health Care:
Time and Material	$24,485	$27,495	$98,595	$122,563
Permanent Placement Services	410	502	958	1,075
Total Specialty Health Care	$24,895	$27,997	$99,553	$123,638

Engineering:
Time and Material	$10,625	$11,774	$32,652	$31,601
Fixed Fee	11,827	9,148	29,304	30,125
Total Engineering	$22,452	$20,922	$61,956	$61,726

Life Sciences and Information Technology:
Time and Material	$8,898	$8,249	$25,757	$26,506
Permanent Placement Services	121	167	368	531
Fixed Fee	1,683	817	4,575	2,058
Total Life Sciences and Information Technology	$10,702	$9,233	$30,700	$29,095
	$58,049	$58,152	$192,209	$214,459

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

Deferred Revenue

There was $0.3 million of deferred revenue as of September 30, 2023. Deferred revenue was $1.1 million as of December 31, 2022. Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence. For the thirteen weeks ended September 30, 2023 and October 1, 2022, the Company recognized revenue of $0.1 million and $0.5 million, respectively, that was included in deferred revenue at the beginning of the reporting period. For the thirty-nine weeks ended September 30, 2023 and October 1, 2022, the Company recognized revenue of $1.1 million and $3.4 million, respectively, that was included in deferred revenue at the beginning of the reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.     Revenue Recognition (Continued)

Concentration

During the thirty-nine weeks ended September 30, 2023, the Company had one customer exceed 10% of consolidated revenue, representing 16.2% of consolidated revenue. During the thirty-nine weeks ended October 1, 2022, the Company had two customers exceed 10% of consolidated revenue, representing 16.1% and 12.3% of consolidated revenue. In both periods presented, the customers are included in the Company’s Specialty Health Care segment.

4.     Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable comprise the following:

	September 30, 2023	December 31, 2022
Billed	$37,632	$40,256
Unbilled	15,769	6,615
Work-in-progress	5,158	4,991
Allowance for sales discounts and doubtful accounts	(1,100)	(1,100)

Accounts receivable, net	$57,459	$50,762

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

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency, the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable,” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company.  The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business.  The transit accounts receivable was $9.5 million and related transit accounts payable was $38.4 million, for a net payable of $28.9 million, as of September 30, 2023.  The transit accounts receivable was $3.3 million and related transit accounts payable was $9.8 million, for a net payable of $6.5 million, as of December 31, 2022.

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

Property and equipment comprise the following:

	September 30, 2023	December 31, 2022
Computer hardware and software	$3,489	$4,077
Furniture and office equipment	260	220
Leasehold improvements	413	267
Laboratory equipment	143	67
	4,305	4,630

Less: accumulated depreciation and amortization	2,084	2,532

Property and equipment, net	$2,221	$2,098

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $1,201 and $901 during the thirty-nine weeks ended September 30, 2023 and October 1, 2022, respectively. Depreciation and amortization expense of property and equipment for the thirteen weeks ended September 30, 2023 and October 1, 2022 was $243 and $266, respectively. Depreciation and amortization expense of property and equipment for the thirty-nine weeks ended September 30, 2023 and October 1, 2022 was $756 and $729, respectively.

6.     Acquisitions and Divestitures

Future Contingent Payments

As of September 30, 2023, the Company had two acquisition agreements whereby additional contingent consideration may be earned by the sellers: 1) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC, and 2) effective October 2, 2022, the Company acquired certain assets of TalentHerder LLC. The Company estimates future contingent payments at September 30, 2023 as follows:

Total
The four quarters following September 30, 2023	$300
Thereafter	1,671
Estimated future contingent consideration payments	$1,971

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

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of September 30, 2023.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

Potential future contingent payments for acquisitions after September 30, 2023 are capped at a cumulative maximum of $11.6 million. The Company paid $0.3 million and $0.1 million of contingent consideration during the thirty-nine weeks ended September 30, 2023 and October 1, 2022, respectively.  The contingent consideration paid in the thirty-nine weeks ended September 30, 2023 included $0.1 million of the Company's common stock.

7.     Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  The Company reviewed industry and market conditions, reporting unit specific events as well as overall financial performance and determined that no indicators of impairment of goodwill existed during the thirty-nine weeks ended September 30, 2023. As such, no impairment loss on the Company’s intangible assets during the thirty-nine weeks ended September 30, 2023 was recorded as a result of such review.

The carrying amount of goodwill as of September 30, 2023 and December 31, 2022 was as follows:

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

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate) (which replaced LIBOR (London Interbank Offered Rate) upon the phasing out of LIBOR), plus applicable margin, typically borrowed in fixed 30-day increments, plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the thirty-nine weeks ended September 30, 2023 and October 1, 2022 were 6.4% and 2.7%, respectively.

All borrowings under the Fourth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of September 30, 2023, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of September 30, 2023 and December 31, 2022 were $6.7 million and $8.8 million, respectively. There were letters of credit outstanding at September 30, 2023 and December 31, 2022 for $2.0 million and $1.9 million, respectively. At September 30, 2023 and December 31, 2022, the Company had availability for additional borrowings under the Revolving Credit Facility of $36.3 million and $34.3 million, respectively.

9.     Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share. The number of weighted-average shares used to calculate basic and diluted earnings per share for the thirteen and thirty-nine weeks ended September 30, 2023 and October 1, 2022 was determined as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Basic weighted average shares outstanding	7,919,752	10,154,505	8,469,501	10,172,765
Dilutive effect of outstanding restricted share awards	276,578	367,653	261,497	394,051
Diluted weighted average shares outstanding	8,196,330	10,522,158	8,730,998	10,566,816

For all periods presented, there were no anti-dilutive shares included in the calculation of common stock equivalents as there were no stock options outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.     Per Share Data (Continued)

Unissued shares of common stock were reserved for the following purposes:

	September 30, 2023	December 31, 2022
Time-based restricted stock awards outstanding	383,961	274,939
Performance-based restricted stock awards outstanding	100,000	-
Performance-based restricted stock awards outstanding under plans to be approved by the shareholders	-	225,000
Future grants of options or shares	608,129	890,682
Shares reserved for employee stock purchase plan	297,730	364,231

Total	1,389,820	1,754,852

10.     Share-Based Compensation

At September 30, 2023, the Company had two share-based employee compensation plans, the Employee Stock Purchase Plan and the 2014 Omnibus Equity Compensation Plan.

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

Share-based compensation expense for the thirteen weeks ended September 30, 2023 and October 1, 2022 was $483 and $425, respectively.  Share-based compensation expense for the thirty-nine weeks ended September 30, 2023 and October 1, 2022 was $1,450 and $1,130, respectively.  Share-based compensation expense is included in selling, general and administrative expense in the Company’s statement of operations.

As of September 30, 2023, the Company had $3.4 million of total unrecognized compensation cost, with approximately $3.2 million related to time-based non-vested share-based awards outstanding and $0.2 million related to performance-based non-vested share-based awards outstanding. The Company expects to recognize the expense associated with time-based non-vested share-based awards through fiscal 2027.  If earned, the Company will recognize the expense associated with performance-based non-vested share-based awards straight-line through fiscal 2023.  These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions. The number of shares issued on July 3, 2023 (the first business day following the previous offering period) was 33,430. As of September 30, 2023, there were 297,730 shares available for issuance under the Purchase Plan. Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the thirty-nine weeks ended September 30, 2023 and October 1, 2022 was $244 and $180, respectively.

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

All stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of September 30, 2023, there were no accrued dividends. Dividends for stock awards that ultimately do not vest are forfeited.

As of September 30, 2023, under the 2014 Plan, 383,961 time-based shares were outstanding, 100,000 performance-based restricted stock awards were outstanding and 608,129 shares were available for awards.

Time-Based Restricted Stock Awards

From time-to-time the Company issues time-based restricted stock awards. The following summarizes the activity in the time-based restricted stock awards under the 2014 Plan during the thirty-nine weeks ended September 30, 2023:

	Number of Time-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 31, 2022	274,939	$3.59
Granted	288,893	$13.00
Vested	(168,769)	$2.11
Forfeited or expired	(11,102)	$2.23
Outstanding non-vested at September 30, 2023	383,961	$11.36

Based on the closing price of the Company’s common stock of $19.54 per share on September 29, 2023 (the last trading day prior to September 30, 2023), the intrinsic value of the time-based non-vested restricted stock awards at September 30, 2023 was approximately $4.7 million. As of September 30, 2023, there was approximately $3.2 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock awards through fiscal 2027.

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

The following summarizes the activity in the performance-based restricted stock awards during the thirty-nine weeks ended September 30, 2023:

	Number of Performance-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 31, 2022	225,000	$8.73
Granted	-	-
Vested	(125,000)	$6.15
Forfeited or expired	-	-
Outstanding non-vested at September 30, 2023	100,000	$11.96

As of September 30, 2023, there was one outstanding grant for performance-based restricted stock awards issued to Bradley Vizi, the Company’s Chief Executive Officer. In December 2022, the Company issued a performance-based restricted stock unit grant of 100,000 shares, subject to increase up to 125,000 shares, based on fiscal 2023 performance (the “2023 Grant”). The Company has not made a determination as to how many shares it expects to issue under the 2023 Grant.

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

Share-based compensation for performance-based equity agreement was $0.1 million and $0.2 million for the thirteen weeks ended September 30, 2023 and October 1, 2022, respectively.  Share-based compensation for performance-based equity agreement was $0.4 million and $0.6 million for the thirty-nine weeks ended September 30, 2023 and October 1, 2022, respectively

During the thirty-nine weeks ended September 30, 2023, the Company awarded 4,762 immediately vested share awards at an average price of $10.50. During the thirty-nine weeks ended October 1, 2022, the Company awarded 1,000 immediately vested share awards at an average price of $18.48.

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

During the thirty-nine weeks ending September 30, 2023, the Company purchased 1,758,160 shares at an average price of $13.80 per share, including the aforementioned private transaction.  During the thirty-nine weeks ended October 1, 2022, the Company purchased 637,372 shares at an average price of $10.03 per share.  As of September 30, 2023, the Company had $14.3 million available for future treasury stock purchases.

The Company accrued $0.2 million in excise tax associated with its Treasury Stock Repurchase Plan during the thirty-nine weeks ended September 30, 2023.

12.    New Accounting Standards and Updates

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Weeks Ended September 30, 2023	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total
Revenue	$24,895	$22,452	$10,702	$-	$58,049
Cost of services	17,438	16,846	6,484	-	40,768
Gross profit	7,457	5,606	4,218	-	17,281
Selling, general and administrative	5,977	4,327	2,358	-	12,662
Depreciation and amortization of property and equipment	88	122	33	-	243
Amortization of acquired intangible assets	-	-	45	-	45
Operating income	1,392	1,157	1,782	$-	$4,331
Total assets as of September 30, 2023	$32,272	$45,949	$17,662	$5,331	$101,214
Property and equipment acquired	$62	$162	$69	$22	$315

Thirteen Weeks Ended October 1, 2022	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total
Revenue	$27,997	$20,922	$9,233	$-	$58,152
Cost of services	19,014	15,594	6,186	-	40,794
Gross profit	8,983	5,328	3,047	-	17,358
Selling, general and administrative	5,933	4,531	2,087	-	12,551
Depreciation and amortization of property and equipment	101	136	29	-	266
Gain on sale of assets	-	(219)	-	-	(219)
Operating income	$2,949	$880	$931	$-	4,760
Total assets as of October 1, 2022	$33,280	$32,343	$8,579	$2,607	$76,809
Capital expenditures	$9	$207	$39	$266	$521

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.    Segment Information (Continued)

Thirty-Nine Weeks Ended September 30, 2023	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total
Revenue	$99,553	$61,956	$30,700	$-	$192,209
Cost of services	70,623	47,482	19,039	-	137,144
Gross profit	28,930	14,474	11,661	-	55,065
Selling, general and administrative	19,211	12,626	6,945	-	38,782
Depreciation and amortization of property and equipment	281	370	105	-	756
Amortization of acquired intangible assets	-	-	136	-	136
Gain on sale of assets	-	(395)	-	$-	(395)
Operating income	9,438	1,873	4,475		15,786
Total assets as of September 30, 2023	$32,272	$45,949	$17,662	$5,331	$101,214
Property and equipment acquired	$109	$640	$88	$38	$875

Thirty-Nine Weeks Ended October 1, 2022	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total
Revenue	$123,638	$61,726	$29,095	$-	$214,459
Cost of services	86,772	45,653	19,573	-	151,998
Gross profit	36,866	16,073	9,522	-	62,461
Selling, general and administrative	21,203	12,659	6,100	-	39,962
Depreciation and amortization of property and equipment	322	332	75	-	729
Gain on sale of assets	-	(219)	-	-	(219)
Operating income	$15,341	$3,301	$3,347	$-	$21,989
Total assets as of October 1, 2022	$33,280	$32,343	$8,579	$2,607	$76,809
Capital expenditures	$57	$496	$102	$275	$930

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.    Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States. Revenues reported for each operating segment are all from external customers. The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Europe. Revenue by geographic area for the thirteen and thirty-nine weeks ended September 30, 2023 and October 1, 2022 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenue
United States	$53,679	$55,180	$179,800	$205,162
Canada	1,647	1,091	5,060	3,555
Puerto Rico	1,643	1,261	4,745	3,760
Europe	1,080	620	2,604	1,982
	$58,049	$58,152	$192,209	$214,459

Total assets by geographic area as of the reported periods were as follows:

	September 30, 2023	December 31, 2022
Total assets
United States	$91,141	$81,558
Canada	1,829	1,640
Puerto Rico	4,157	1,401
Europe	4,087	3,365
	$101,214	$87,964

14.    Income Taxes

The Company recognized $3.2 million of income tax expense for the thirty-nine weeks ended September 30, 2023, as compared to $6.0 million for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 21.9% as compared to 27.1% for the comparable prior-year period. The effective fiscal 2023 income tax rates as of September 30, 2023, were approximately 21.5%, 26.1% and 13.3% in the United States, Canada and Europe, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income.  The comparable prior-year period estimated income tax rates were 27.5%, 25.1% and 15.7% in the United States, Canada and Europe, respectively. The primary reason for the decrease in the consolidated effective rate in the current period was due to a permanent tax difference associated with the tax deduction for equity grants in the United States that vested during the thirteen weeks ended September 30, 2023.

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

The Company is exposed to various asserted claims as of September 30, 2023, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of September 30, 2023, the Company has accrued $2.8 million for asserted claims.

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

The components of lease expense were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Operating lease cost	$349	$341	$1,078	$1,245

Finance lease cost
Amortization of right of use assets	$116	$134	$368	$350
Interest on lease liabilities	1	2	3	6
Total finance lease cost	$117	$136	$371	$356

Supplemental Cash Flow information related to leases was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$359	$357	$1,102	$1,272
Operating cash flows from finance leases	$1	$-	$4	$6
Financing cash flows from finance leases	$115	$117	$346	$388

Right of use assets obtained in exchange for lease obligations
Operating leases	$364	$364	$-	$1,096
Finance leases	$257	$257	$-	$257

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Leases (Continued)

Supplemental Balance Sheet information as of September 30, 2023 and December 31, 2022 related to leases was as follows:

	September 30, 2023	December 31, 2022
Operating leases
Operating lease right of use assets	$2,976	$3,665

Operating right of use liability - current	$(884)	$(1,349)
Operating right of use liability - non-current	(2,382)	(2,932)
Total operating lease liabilities	$(3,266)	$(4,281)

Finance leases
Property and equipment - (right of use assets)	$926	$1,177
Accumulated depreciation	(579)	(461)
Property and equipment, net	$347	$716

Finance lease liability - current	$(348)	$(462)
Finance lease liability - non-current	-	(232)
Total finance lease liabilities	$(348)	$(694)

Weighted average remaining lease term in years
Operating leases	8.23	6.78
Finance leases	0.75	1.50

Weighted average discount rate
Operating leases	3.15%	3.10%
Finance leases	0.87%	0.87%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2023 (After September 30, 2023)	$357	$117
2024	754	233
2025	493	-
2026	409	-
2027	302	-
Thereafter	1,455	-

Total lease payments	$3,770	$350
Less: imputed interest	(504)	(2)
Total	$3,266	$348

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking Information

The Company’s growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for engineering, life sciences and information technology services. When the U.S., Canadian or global economies decline, the Company’s operating performance could be adversely impacted. In addition, global events such as the recent COVID-19 pandemic and endemic also have a substantial impact on our operations and financial results. The Company believes that its fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends. However, general economic declines could result in the need for future cost reductions or changes in strategy.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended September 30, 2023 Compared to Thirteen Weeks Ended October 1, 2022

A summary of operating results for the thirteen weeks ended September 30, 2023 and October 1, 2022 is as follows (in thousands):

	September 30, 2023		October 1, 2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$58,049	100.0	$58,152	100.0
Cost of services	40,768	70.2	40,794	70.1
Gross profit	17,281	29.8	17,358	29.9

Selling, general and administrative	12,662	21.8	12,551	21.6
Depreciation and amortization of property and equipment	243	0.4	266	0.4
Amortization of acquired intangible assets	45	0.1	-	0.0
Gain on sale of assets	-	-	(219)	(0.4)
Operating costs and expenses	12,950	22.3	12,598	21.6

Operating income	4,331	7.5	4,760	8.3
Other expense (income), net	141	0.2	(55)	0.0

Income before income taxes	4,190	7.3	4,815	8.3
Income tax expense	434	0.8	1,297	2.2

Net income	$3,756	6.5	$3,518	6.1

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended September 30, 2023 and October 1, 2022 consisted of thirteen weeks each.

Revenue.  Revenue decreased by $0.1 million for the thirteen weeks ended September 30, 2023 as compared to the thirteen weeks ended October 1, 2022 (the “comparable prior-year period”).  Revenue decreased $3.1 million in the Specialty Health Care segment, increased $1.5 million in the Engineering segment and increased $1.5 million in the Life Sciences and Information Technology segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit.  Cost of services decreased by a negligible amount for the thirteen weeks ended September 30, 2023 as compared to the comparable prior-year period. Cost of services decreased primarily due to the decrease in revenue. Cost of services as a percentage of revenue for the thirteen weeks ended September 30, 2023 and October 1, 2022 was 70.2% and 70.1%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $12.7 million for the thirteen weeks ended September 30, 2023 as compared to $12.6 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 21.8% for the thirteen weeks ended September 30, 2023 and 21.6% for the comparable prior-year period.   See Segment Discussion for further information on SGA expense changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended September 30, 2023 Compared to Thirteen Weeks Ended October 1, 2022 (Continued)

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions.  Other expense, net increased by $0.2 million as compared to the comparable prior year period, primarily due to an increase in interest expense, net. Interest expense increased due to increased borrowing. Borrowings increased primarily to fund treasury stock purchases.

Income Tax Expense.  The Company recognized $0.4 million of income tax expense for the thirteen weeks ended September 30, 2023, as compared to $1.3 million for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 10.4% as compared to 26.9% for the comparable prior-year period. The effective fiscal 2023 income tax rates as of September 30, 2023, were approximately 7.3%, 26.7% and 15.1% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The primary reason for the decrease in the consolidated effective rate in the current period was due to a permanent tax difference associated with the tax deduction for equity grants in the United States that vested during the thirteen weeks ended September 30, 2023.

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

Thirteen Weeks Ended September 30, 2023 Compared to Thirteen Weeks Ended October 1, 2022 (Continued)

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $24.9 million for the thirteen weeks ended September 30, 2023 decreased 11.1%, or $3.1 million, as compared to the comparable prior-year period.  The decrease in revenue was driven by the Company’s non-school clients, slightly offset by an increase in revenue from the Company’s school clients. Revenue from school clients for the thirteen weeks ended September 30, 2023 was $17.3 million as compared to $16.6 million for the comparable prior-year period. Revenue from non-school clients for the thirteen weeks ended September 30, 2023 was $7.6 million as compared to $11.4 million for the comparable prior-year period. The revenue decrease for non-school clients was primarily due to decreased demand associated with COVID-19 transitioning from a high level of activity relating to the pandemic during the thirteen weeks ended October 1, 2022 to a lesser level activity associated with the change of COVID-19 to an endemic during the thirteen weeks ended September 30, 2023. The Specialty Health Care segment’s gross profit decreased by 17.0%, or $1.5 million, to $7.5 million for the thirteen weeks ended September 30, 2023, as compared to $9.0 million for the prior-year period. The decrease in gross profit was primarily driven by the decrease in revenue and a decrease in gross profit margin. Gross profit margin for the thirteen weeks ended September 30, 2023 decreased to 30.0% as compared to 32.1% for the comparable prior-year period.  The decrease in gross profit margin was primarily due to a mix shift to lower margin services.  Specialty Health Care experienced operating income of $1.4 million for the thirteen weeks ended September 30, 2023, as compared to $2.9 million for the comparable prior-year period. The primary reason for the decrease in operating income was the decrease in gross profit.

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

Thirteen Weeks Ended September 30, 2023 Compared to Thirteen Weeks Ended October 1, 2022 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $22.5 million for the thirteen weeks ended September 30, 2023, increased 7.3%, or $1.5 million, compared to the comparable prior-year period.  The increase in revenue comprised the following: an increase in Energy Services revenue of $3.1 million, offset by decreases in Aerospace revenue of $1.4 million and Industrial Processing revenue of $0.2 million.  Aerospace revenue decreased primarily due to a contract reduction for the Company’s major outsourcing client. The Company believes the decrease in Industrial Processing revenue was primarily due to the irregular timing of large contracts with its Industrial Processing clients. Gross profit decreased by 5.2%, or $0.3 million, compared to the prior-year period. Gross profit increased because of the increase in revenue, offset by a decrease in gross profit margin. The gross profit margin of 25.0% for the current period decreased from 25.5% for the comparable prior-year period. The decrease in gross profit margin was primarily due to lower utilization resulting from an increase in staff in anticipation of higher revenue. The Engineering segment experienced operating income of $1.2 million for the thirteen weeks ended September 30, 2023, as compared to $0.9 million for the comparable prior-year period. The operating income increased due to the increase in gross profit and a decrease in SGA expense. The Engineering segment’s SGA expense of $4.3 million decreased from $4.5 million, primarily due to a focus on reducing SGA expenses.

Life Sciences and Information Technology

Life Sciences and Information Technology revenue of $10.7 million for the thirteen weeks ended September 30, 2023 increased by 15.9%. or $1.5 million, as compared to $9.2 million for the comparable prior-year period. Gross profit of $4.2 million for the thirteen weeks ended September 30, 2023 increased 38.4%, or $1.2 million, as compared to $3.0 million for the comparable prior-year period. The increase in gross profit was primarily due to an increase in gross profit margin.  The Life Sciences and Information Technology gross profit margin for the thirteen weeks ended September 30, 2023 was 39.4% as compared to 33.0% for the comparable prior-year period.  The Company attributes the gross profit margin increase to a concerted effort to increase gross profit margin through its managed service offerings and higher revenue from its recruitment process outsourcing (RPO) offering. The Life Sciences and Information Technology segment experienced operating income of $1.8 million as compared to $0.9 million for the comparable prior-year period.  The increase in operating income was primarily due to an increase in gross profit, offset by an increase to SGA expense. SGA expense increased to $2.4 million as compared to $2.1 million in the comparable prior-year period. The increase in SGA expense was primarily due the acquisition of TalentHerder in the fourth quarter of fiscal 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Weeks Ended September 30, 2023 Compared to Thirty-Nine Weeks Ended October 1, 2022

A summary of operating results for the thirty-nine weeks ended September 30, 2023 and October 1, 2022 is as follows (in thousands):

	September 30, 2023		October 1, 2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$192,209	100.0	$214,459	100.0
Cost of services	137,144	71.4	151,998	70.9
Gross profit	55,065	28.6	62,461	29.1

Selling, general and administrative	38,782	20.2	39,962	18.6
Depreciation and amortization of property and equipment	756	0.4	729	0.3
Amortization of acquired intangible assets	136	0.1	-	0.0
Gain on sale of assets	(395)	(0.3)	(219)	(0.1)
Operating costs and expenses	39,279	20.4	40,472	18.8

Operating income	15,786	8.2	21,989	10.3
Other expense (income), net	965	0.5	(31)	0.0

Income before income taxes	14,821	7.7	22,020	10.3
Income tax expense	3,245	1.7	5,968	2.8

Net income	$11,576	6.0	$16,052	7.5

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended September 30, 2023 and October 1, 2022 consisted of thirty-nine weeks each.

Revenue.  Revenue decreased 10.4%, or $22.3 million, for the thirty-nine weeks ended September 30, 2023 as compared to the thirty-nine weeks ended October 1, 2022 (the “comparable prior-year period”).  Revenue decreased $24.1 million in the Specialty Health Care segment, increased $0.2 million in the Engineering segment and increased $1.6 million in the Life Sciences and Information Technology segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit.  Cost of services decreased 9.8%, or $14.9 million, for the thirty-nine weeks ended September 30, 2023 as compared to the comparable prior-year period. Cost of services decreased primarily due to the decrease in revenue. Cost of services as a percentage of revenue for the thirty-nine weeks ended September 30, 2023 and October 1, 2022 was 71.4% and 70.9%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $38.8 million for the thirty-nine weeks ended September 30, 2023 as compared to $40.0 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 20.2% for the thirty-nine weeks ended September 30, 2023 and 18.6% for the comparable prior-year period.   See Segment Discussion for further information on SGA expense changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Weeks Ended September 30, 2023 Compared to Thirty-Nine Weeks Ended October 1, 2022 (Continued)

Gain on Sale of Assets.  On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada.  The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. During the thirty-nine weeks ended September 30, 2023, the Company recorded a discrete gain on the sale of these assets and liabilities of $0.4 million due to the final collection of escrow funds from the transaction.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions.  Other expense, net increased by $1.0 million as compared to the comparable prior year period, primarily due to an increase in interest expense, net. Interest expense increased due to increased borrowing. Borrowings increased primarily to fund treasury stock purchases.

Income Tax Expense.  The Company recognized $3.2 million of income tax expense for the thirty-nine weeks ended September 30, 2023, as compared to $6.0 million for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 21.9% as compared to 21.5% for the comparable prior-year period. The effective fiscal 2023 income tax rates as of September 30, 2023, were approximately 23.9%, 26.1% and 13.3% in the United States, Canada, and Europe, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income.  The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The primary reason for the decrease in the consolidated effective rate in the current period was due to a permanent tax difference associated with the tax deduction for equity grants in the United States that vested during the thirty-nine weeks ended September 30, 2023.

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

Thirty-Nine Weeks Ended September 30, 2023 Compared to Thirty-Nine Weeks Ended October 1, 2022 (Continued)

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $99.6 million for the thirty-nine weeks ended September 30, 2023 decreased 19.5%, or $24.1 million, as compared to the comparable prior-year period.  The decrease in revenue was driven by both the Company’s school and non-school clients. Revenue from school clients for the thirty-nine weeks ended September 30, 2023 was $73.2 million as compared to $90.4 million for the comparable prior-year period. Revenue from non-school clients for the thirty-nine weeks ended September 30, 2023 was $26.4 million as compared to $33.2 million for the comparable prior-year period. Revenue decreases were primarily due to decreased demand associated with COVID-19 transitioning from a high level of activity relating during the thirty-nine weeks ended October 1, 2022 to a lesser level of activity associated with the change of COVID-19 to an endemic during the thirty-nine weeks ended September 30, 2023. The Specialty Health Care segment’s gross profit decreased by 21.5%, or $7.9 million, to $28.9 million for the thirty-nine weeks ended September 30, 2023, as compared to $36.9 million for the prior-year period. The decrease in gross profit was primarily driven by the decrease in revenue. Gross profit margin for the thirty-nine weeks ended September 30, 2023 decreased to 29.1% as compared to 29.8% for the comparable prior-year period.  The decrease in gross profit margin was primarily due to a mix shift for certain lower margin services.  Specialty Health Care experienced operating income of $9.4 million for the thirty-nine weeks ended September 30, 2023, as compared to $15.3 million for the comparable prior-year period. The primary reason for the decrease in operating income was the decrease in gross profit, offset by a decrease in SGA expense. SGA expense decreased by $2.0 million to $19.2 million, as compared to $21.2 million in the comparable prior-year period. The decrease in SGA expense was primarily due to a decrease in expenses associated with lower revenue and a lower allocation of corporate SGA expenses.

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

Thirty-Nine Weeks Ended September 30, 2023 Compared to Thirty-Nine Weeks Ended October 1, 2022 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $61.9 million for the thirty-nine weeks ended September 30, 2023 increased by $0.2 million, compared to the comparable prior-year period.  The increase in revenue comprised the following: decreases in Aerospace revenue of $3.0 million and Industrial Processing revenue of $2.5 million, offset by an increase to Energy Services revenue of $5.7 million.  The decrease in Aerospace revenue was primarily due to a contract reduction for the Company’s major outsourcing client. The Company believes the decrease in Industrial Processing revenue was primarily due to the irregular timing of large contracts with its Industrial Processing clients. Gross profit decreased by 9.9%, or $1.6 million, as compared to the comparable prior-year period. Gross profit decreased because of a decrease in gross profit margin. Gross profit margin of 23.4% for the current period decreased from 26.0% for the comparable prior-year period. The decrease in gross profit margin was primarily due to lower utilization resulting from an increase in staff associated with lower revenue as the Company absorbed fixed salaried costs over lower revenue. The Engineering segment experienced operating income of $1.9 million for the thirty-nine weeks ended September 30, 2023, as compared to $3.3 million for the comparable prior-year period. The decrease in operating income was primarily due to the decrease in gross profit.

Life Sciences and Information Technology

Life Sciences and Information Technology revenue of $30.7 million for the thirty-nine weeks ended September 30, 2023 increased by 5.5%, or $1.6 million, as compared to $29.1 million for the comparable prior-year period. Gross profit of $11.7 million for the thirty-nine weeks ended September 30, 2023 increased 22.5%, or $2.1 million, as compared to $9.5 million for the comparable prior-year period. The increase in gross profit was due to the increase in revenue and an increase in gross profit margin.  The Life Sciences and Information Technology gross profit margin for the thirty-nine weeks ended September 30, 2023 was 38.0% as compared to 32.7% for the comparable prior-year period.  The Company attributes the gross profit margin increase to a concerted effort to increase gross profit margin through its managed service offerings. The Life Sciences and Information Technology segment experienced operating income of $4.5 million as compared to $3.3 million for the comparable prior-year period.  The increase in operating income was primarily due to an increase in gross profit, offset by an increase to SGA expense. SGA expense increased to $6.9 million as compared to $6.1 million in the comparable prior-year period. The increase in SGA expense was primarily due to the acquisition of TalentHerder in the fourth quarter of fiscal 2022 and a higher allocation of corporate SGA expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Weeks Ended
	September 30, 2023	October 1, 2022
Cash (used in) provided by:
Operating activities	$27,548	$20,741
Investing activities	$(480)	$(576)
Financing activities	$(26,558)	$(19,468)

Operating Activities

Operating activities provided $27.5 million of cash for the thirty-nine weeks ended September 30, 2023 as compared to providing $20.7 million in the comparable prior-year period.  The major components of cash provided by operating activities in the thirty-nine weeks ended September 30, 2023 and the comparable prior-year period are as follows: net income, and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and accrued payroll and related costs, and deferred revenue.

For the thirty-nine weeks ended September 30, 2023, the Company experienced net income of $11.6 million as compared to $16.1 million for the comparable prior-year period.  An increase in accounts receivables in the thirty-nine weeks ended September 30, 2023 used $6.7 million of cash as compared to using $1.6 million in the comparable prior-year period. The Company primarily attributes this increase in accounts receivables for the thirty-nine weeks ended September 30, 2023 to normal fluctuations in accounts receivable relative to revenue.

While highly variable, the Company’s transit accounts payable typically exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $28.9 million as of September 30, 2023 and a net payable of $6.5 million as of December 31, 2022, providing $22.4 million of cash during the thirty-nine weeks ended September 30, 2023.  The net of transit accounts payable and transit accounts receivable was a net payable of $0.1 million as of October 1, 2022 and a net payable of $1.1 million as of January 1, 2022, using $1.0 million of cash during the thirty-nine weeks ended October 1, 2022.  The increase to net transit payable as of September 30, 2023 was due to several large, multiyear EPC (Engineering, Procurement and Construction) projects starting in the Company’s second fiscal quarter. In a typical EPC contract, the Company receives significant cash upfront to fund equipment procurement and construction subcontractors throughout the project.

Prepaid expenses and other current assets used cash of $0.7 million for the thirty-nine weeks ended September 30, 2023 as compared to providing $0.6 million of cash for the comparable prior-year period. The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets generally tend to increase at the end of a fiscal year and decrease during the first three quarters of the following fiscal year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

A decrease in accounts payable and accrued expenses used cash of $1.8 million for the thirty-nine weeks ended September 30, 2023 as compared to providing $1.5 million for the comparable prior-year period.  The Company attributes these changes to typical fluctuations in the normal course of business.

Changes in accrued payroll and related costs provided $1.6 million for the thirty-nine weeks ended September 30, 2023 as compared to $4.2 million for the comparable prior-year period.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirty-nine weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.   The Company’s last major payroll for the thirty-nine weeks ended September 30, 2023 was paid on September 22, 2023. During fiscal 2020, the Company deferred $3.3 million of employer payroll taxes under the CARES Act. Half of these deferred payroll taxes were paid in fiscal December 2021 and the remaining portion was paid in fiscal December 2022.

Historically, the Company has experienced small deferred revenue balances.  In fiscal 2022, the Company’s Industrial Processing group secured several contracts with front-loaded payments, thereby generating larger deferred revenue balances than typically generated. As a result, the Company’s deferred revenue balance as of September 30, 2023 was $0.3 million, compared to $1.1 million as of December 31, 2022, using cash from operations of $0.8 million for the thirty-nine weeks ended September 30, 2023.  While the Company expects to receive future upfront payments from its Industrial Processing clients, the Company cannot reasonably forecast deferred revenue balances as the timing of contract wins and front-loaded payments are typically haphazard.

Investing Activities

Investing activities used $0.9 million for the purchase of property and equipment in the current period as compared to using $0.7 million in the comparable prior-year period. The thirty-nine weeks ended September 30, 2023 and October 1, 2022 both included discrete gains associated with the Company’s sale of its Canada Power Systems business unit.

Financing Activities

Financing activities used $26.6 million of cash for the thirty-nine weeks ended September 30, 2023 as compared to using $19.5 million in the comparable prior-year period.  The Company made net payments under its line of credit of $2.1 million during the thirty-nine weeks ended September 30, 2023 as compared to making net payments of $13.0 million in the comparable prior-year period.  The Company used $24.4 million to repurchase shares of its common stock in the current period as compared to $6.4 million in the comparable prior-year period. The Company generated cash of $0.7 million from sales of shares from its equity plans for the current period and $0.4 million for the comparable prior-year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate) (which replaced LIBOR (London Interbank Offered Rate) upon the phasing out of LIBOR), plus applicable margin, typically borrowed in fixed 30-day increments, plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the thirty-nine weeks ended September 30, 2023 and October 1, 2022 was 6.4% and 2.7%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of September 30, 2023, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of September 30, 2023 and December 31, 2022 were $6.7 million and $8.8 million, respectively. There were letters of credit outstanding at September 30, 2023 and December 31, 2022 for $2.0 million and $1.9 million, respectively. At September 30, 2023 and December 31, 2022, the Company had availability for additional borrowings under the Revolving Credit Facility of $36.3 million and $34.3 million, respectively.

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

Liquidity and Capital Resources (Continued)

Current Liquidity and Revolving Credit Facility (Continued)

The Company’s liquidity and capital resources as of September 30, 2023, included accounts receivable and total current asset balances of $57.5 million and $73.0 million, respectively. Current liabilities were $67.3 million as of September 30, 2023 and were exceeded by total current assets by $5.7 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations. As of September 30, 2023, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

The Company is exposed to various asserted claims as of September 30, 2023, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of September 30, 2023, the Company has accrued $2.8 million for asserted claims.

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

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2023 (After September 30, 2023)	$357	$117
2024	754	233
2025	493	-
2026	409	-
2027	302	-
Thereafter	1,455	-

Total lease payments	$3,770	$350
Less: imputed interest	(504)	(2)
Total	$3,266	$348

Future Contingent Payments

As of September 30, 2023, the Company had two acquisition agreements whereby additional contingent consideration may be earned by the sellers: 1) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC, and 2) effective October 2, 2022, the Company acquired certain assets of TalentHerder LLC. The Company estimates future contingent payments at September 30, 2023 as follows:

Total
The four quarters following September 30, 2023	$300
Thereafter	1,671
Estimated future contingent consideration payments	$1,971

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of September 30, 2023.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2023, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Based on the Company’s variable-rate line of credit balances during the thirty-nine weeks ended September 30, 2023, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.1 million. The Company does not expect any material loss with respect to its investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022, we identified deficiencies described below that existed as of December 31, 2022, and continued to exist at September 30, 2023. Based on our evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2023, because of the material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

In the third quarter, management has implemented and designed information technology general controls to address and mitigate the identified material weakness assessment. These controls encompass various measures, such as enhancing role design, eliminating sensitive access types, and segregating developers to prevent them from promoting their own changes. The company remains vigilant in its oversight of IT controls, continuously evaluating their effectiveness, and proactively upgrading existing systems and processes to rectify the material weakness in financial reporting controls, as defined by Rules 13a-1S(f) and 15d-15(f) of the Exchange Act.

Significant progress has been made in executing the remediation plan to rectify the previously disclose material weakness. A comprehensive and final assessment of these remediation efforts will be carried out as part of our annual review of internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents the Company’s purchases of common stock completed during the third quarter of 2023:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2, 2023 - July 31, 2023	97,016	$19.09	97,016	$16,471,000
August 1, 2023 - August 31, 2023	59,177	$18.56	59,177	$15,372,000
September 1, 2023 - September 30, 2023	22,235	$19.46	22,235	$14,940,000
Total	178,428	$18.96	178,428

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None of the Company’s directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2023.

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

RCM Technologies, Inc.
Date: November 9, 2023	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: November 9, 2023	By: /s/ Kevin D. Miller
Kevin D. Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)