Form 10-K
period 2023-12-30
RCM TECHNOLOGIES, INC.
filed 2024-03-14
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $81.9 million based upon the closing price of $18.40 per share of the registrant’s common stock on June 30, 2023 on The NASDAQ Global Market. For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than 5% of the Common Stock of the Company as affiliates.

The number of shares of registrant’s common stock (par value $0.05 per share) outstanding as of March 13, 2024: 7,939,419.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K. If the 2024 Proxy Statement is not filed by April 29, 2024 (the first business day following the day that is 120 days after the last day of the registrant’s 2023 fiscal year), an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

RCM TECHNOLOGIES, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the Company’s strategic and business initiatives and growth strategies; and the outcome of litigation (at both the trial and appellate levels) and arbitrations, or other business disputes, involving the Company. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from such statements. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions affecting the provision of life sciences, information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company’s ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company’s ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) the Company’s relationships with and reliance upon significant customers, and ability to collect accounts receivable from such customers; (v) risks associated with foreign currency fluctuations and changes in exchange rates, particularly with respect to the Canadian dollar; (vi) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former shareholders of acquired businesses; (vii) the adverse effect a potential decrease in the trading price of the Company’s common stock would have upon the Company’s ability to acquire businesses through the issuance of its securities; (viii) the Company’s ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company’s ability to remain competitive in the markets that it serves; (xi) the Company’s ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company’s ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xiv) the risk of cyber attacks on our information technology systems or those of our third party vendors; (xv) the Company’s ability to remain in compliance with federal and state wage and hour laws and regulations; (xvi) uncertainties in predictions as to the future need for the Company’s services; (xvii) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (xviii) the costs of conducting and the outcome of litigation, arbitrations and other business disputes involving the Company, and the applicability of insurance coverage with respect to any such litigation; (ixx) the results of, and costs relating to, any interactions with shareholders of the Company who may pursue specific initiatives with respect to the Company’s governance and strategic direction, including without limitation a contested proxy solicitation initiated by such shareholders, or any similar such interactions; and (xx) other geopolitical, economic, competitive, health and governmental factors affecting the Company’s operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Except as required by law, the Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

General

RCM Technologies, Inc. is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers. The Company provides these services through the deployment of specialty health care, engineering, life sciences, information technology services, data management and solutions. For over 50 years, the Company has developed and assembled an extensive portfolio of capabilities, service offerings and delivery options with world class technical talent in key end markets and high-growth industries. This combination, paired with RCM’s efficient pricing structure and global reach, offers clients a compelling value proposition.

RCM consists of three operating segments: Specialty Health Care, Engineering, and Life Sciences and Information Technology services.

●

The Specialty Health Care segment provides staffing solutions including medical health care professionals, health information management professionals, nurses, paraprofessionals, physicians and therapists for many of the largest healthcare institutions and school districts across the United States. The segment also provides Teletherapy services targeting the education sector with an emphasis on behavioral health.

●

The Engineering segment provides a comprehensive portfolio of engineering and design services across three verticals: (1) Energy Services, (2) Process & Industrial and (3) Aerospace. The segment also offers a complementary suite of consulting solutions and services to augment its engineering portfolio, including design and supply of high-quality engineered process solutions and equipment, data management, technical writing and digital documentation across marine, locomotive, transportation and aerospace markets, integrated design and construction, and engineering, procurement and construction management (“EPC”), as well as demand side management/energy conservation services. The business segment staffs engineers to design and build critical infrastructure projects for clients with international coverage.

●

The Life Sciences and Information Technology, or LS&IT, segment provides enterprise business solutions, application services, IT infrastructure solutions, life sciences solutions and other vertical-specific offerings. The business segment includes data solutions, digitization, recruiting process outsourcing, human capital management solutions, workforce management and consulting services.

The Company services some of the largest national and international companies in North America as well as a lengthy roster of Fortune 1000 and mid-sized global businesses in such industries as Aerospace/Defense, Educational Institutions, the Energy Sector, Financial Services, Health Care, Life Sciences, Manufacturing & Distribution, the Public Sector and Technology. RCM sells and delivers its services through a network of approximately 29 offices in selected regions throughout North America and Europe. The Company has staffed key personnel to design and build internationally recognized critical infrastructure projects and retained strategic partners and client accounts for decades.

During the fiscal year ended December 30, 2023, approximately 51.7% of RCM’s total revenue were derived from Specialty Health Care services, 32.2% from Engineering services, and the remaining 16.1% from Life Sciences and Information Technology services.

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

ITEM 1. BUSINESS (CONTINUED)

Industry Overview (Continued)

In the health care services industry, a shortage of nurses and other medical personnel in the United States has led to increases in business activity for health care service companies, including the Company’s Specialty Health Care group. Due in part to an aging population and improved medical technology, the demand for selected health care professionals is expected to continue over the next several years, with an emphasis on leveraging technology to expand access to care. The increased adoption of telemedicine, an area in which the Specialty Health Care group has developed new service offerings, is a primary example. In addition, public educational institutions are outsourcing their requirements for school nurses, therapists and paraprofessionals to lower their costs and it is expected that this will continue and grow. Each of these dynamics have been exacerbated by COVID-19. Various factors, including the pandemic, technological advances and patient habits, have also altered patterns in health care delivery, with newer delivery models gaining traction, namely telemedicine. Given federal and state regulatory changes as well as private insurer reimbursement methods, utilization of telemedicine services increased significantly. CDC researchers stated that maintaining the expansion of telehealth remains critical to providing access to care. It is expected the total addressable market opportunity will continue to expand and grow. Expanding access to behavioral health and mental well-being is also a priority for public health officials. Increasing and maintaining access to proper care remains a top priority and the market opportunity for these services is expected to continue to grow. While the Company believes that the demand for Healthcare related services remains historically high, the Company also believes this demand subsided some as COVID-19 shifted from a pandemic to an endemic.

The Company’s Engineering group remains focused on areas of growth, primarily within the utility/electric power, aerospace, marine and transportation, commercial and industrial, oil and gas, as well as biofuel industries. Given the current composition of its customer base, the Engineering group’s performance is well balanced between its three segments. In recent years, many electric utilities have prioritized transitioning their power generation assets to cleaner sources of energy. Much of this transformation is being driven by investments in renewable energy. The Energy Information Administration (“EIA”) estimates that 38% of the United States’ electric generation capacity will be comprised of wind and solar assets by 2050. This expansion will require extensive investment in the nation’s transmission infrastructure to interconnect these renewable resources to the energy grid. Projects of this scale will require engineering and design expertise, as well as the utilization of integrated design and EPC services. As the world’s industrial output rebounds from pandemic-related weakness in 2020 and 2021, the Company believes its Process and Industrial group is positioned well to take advantage. Companies in the chemical industry are reprioritizing spending towards decarbonization technologies, with many U.S. chemical companies expecting to place an emphasis on renewable feedstocks and new carbon recycling technologies. The Company believes its process engineering services can play a vital role across this multibillion-dollar opportunity.

Companies must integrate and manage computing environments consisting of multiple computing platforms, operating systems, databases and networking protocols and off-the-shelf software applications to support business objectives. Companies also need to keep pace with new technology developments, which often rapidly render existing equipment and internal skills obsolete. At the same time, varied factors have caused many organizations to focus on core competencies and trim workforces in the IT and data management area. Accordingly, these organizations often lack the quantity, quality and variety of IT skills necessary to design and support IT and data solutions. IT managers are charged with supporting increasingly complex systems and applications of significant strategic value, while working under budgetary, personnel and expertise constraints within their own organizations.

The Company believes its target market for IT services and data solutions is among middle-market companies, which typically lack the time and technical resources to satisfy all of their IT needs internally. These companies commonly require sophisticated, experienced IT assistance to achieve their business objectives and often rely on IT service providers to help implement and manage their systems. RCM is structured to provide middle-market companies a single source for their IT and digitization needs.

ITEM 1. BUSINESS (CONTINUED)

Business Strategy

The Company is dedicated to providing solutions to meet its clients’ business needs by delivering specialty health care, engineering, life sciences and information technology services. The Company’s objective is to remain a recognized leader of specialized professional staffing, consulting services and solutions in major markets throughout North America. The Company adapts operating strategies to achieve this objective. The following is a discussion of the key elements of its growth and operating strategies:

Growth Strategy

Promote Full Life Cycle Solution Capability

The Company promotes a full life cycle solution capability to its customers. The goal of the full life cycle solution strategy is to fully address a client’s project implementation cycle at each stage of its design, development and deployment. This entails the Company working with its clients from the initial conceptualization of a project through its design and project execution, and extending into ongoing management and support of the delivered product. RCM’s strategy is to build projects and integrated solutions offerings selectively, utilizing its extensive resource base.

The Company believes that the effective execution of this strategy will generate improved margins on its existing resources. The completion of this service-offering continuum is intended to afford the Company the opportunity to strengthen long-term client relationships that will further contribute to a more predictable revenue stream.

In addition to a full life cycle solution offering, the Company continues to focus on transitioning into higher value oriented services in an effort to increase its margins on its various service lines and generate revenue that is more sustainable. The Company believes this transition is accomplished by pursuing additional vertical market specific solutions in conjunction or combination with longer-term based solutions, through expansion of its global client relationships and by pursuing strategic alliances and partnerships.

Achieve Internal Growth

The Company continues to promote its internal growth strategies which it designed to better serve the Company’s customers, generate higher revenue and achieve greater operating efficiencies. Every division of the Company continuously focuses on services and client portfolio diversification. Business units are collaborating on penetrating and servicing accounts as sales teams are increasing their activity levels. This enables clients to be supported by specialists in their areas of need while RCM productivity increases.

RCM provides an orientation program in which sales managers and professionals receive relevant information about Company operations.

RCM has adopted an industry-centric approach to sales and marketing. This initiative contemplates that clients within the same industry sectors tend to have common business challenges. It therefore allows the Company to present and deliver enhanced value to those clients in the vertical markets in which RCM has assembled the greatest work experience. RCM’s consultants continue to acquire project experience that offers differentiated awareness of the business challenges that clients in that industry are facing. This alignment also facilitates and creates additional innovative cross-selling opportunities. The Company believes this strategy will lead to greater account penetration, strategic partnerships, and enhanced client relationships.

Operational strategies contributing to RCM’s internal productivity include the delineation of certain new solutions practice areas in markets where its clients had historically known the Company as a contract service provider. The formation of these new practice areas facilitates the flow of project opportunities and the delivery of project-based solutions.

ITEM 1. BUSINESS (CONTINUED)

Growth Strategy (Continued)

Pursue Selective Strategic Acquisitions

The industries in which the Company operates continue to be highly fragmented, and the Company plans to continue to selectively assess opportunities to make strategic acquisitions as such opportunities are presented to the Company. The Company's acquisition strategy is designed to broaden the scope of services and technical competencies and grow its full life cycle solution capabilities. In considering acquisition opportunities, the Company focuses principally on companies with (i) technologies or market segments RCM has targeted for strategic value enhancement, (ii) margins that are accretive to existing margins, (iii) experienced management personnel, (iv) substantial growth prospects and (v) sellers who desire to join the Company’s management team. To retain and provide incentives for management of its acquired companies, the Company has generally structured a significant portion of the acquisition price in the form of multi-tiered consideration based on growth of operating profitability of the acquired company over a two-to-four-year period.

Operating Strategy

Develop and Maintain Strong Customer Relationships

The Company seeks to develop and maintain strong cross-functional customer relationships by anticipating and focusing on its customers’ needs. The Company emphasizes a relationship-oriented and partnership-based approach to business, rather than the transaction or assignment-oriented approach that the Company believes is used by many of its competitors. This industry-centric strategy is designed to allow RCM to expand further its relationships with clients in RCM’s targeted sectors.

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

Attract and Retain Highly Qualified Consultants and Technical Resources

The Company believes it has been successful in attracting and retaining highly qualified consultants and contractors by (i) providing stimulating and challenging work assignments while fostering a culture of innovation, (ii) offering competitive wages, (iii) effectively communicating with its candidates, (iv) providing selective training to maintain and upgrade skills and (v) aligning the needs of its customers with appropriately skilled personnel. The Company believes it has been successful in retaining these personnel due in part to its use of practice managers who are dedicated to maintaining contact with, and monitoring the satisfaction levels of, the Company’s consultants and contractors while they are on assignment.

ITEM 1. BUSINESS (CONTINUED)

Specialty Health Care

The Company’s Specialty Health Care Group specializes in long-term and short-term staffing of medical professionals as well as executive search, international recruitment, and placement solutions for many of the largest healthcare institutions and school districts across the United States. The segment’s portfolio of services includes, but is not limited to, the following fields:

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

●

School Staffing and Recruitment: Provides full-time and part-time nurse employment services for school districts across the country. The Company also offers other health care professionals to perform school evaluations and treat students, including occupational and physical therapists, speech and language pathologists, as well as special education support services and registered behavioral technicians to support students’ individualized education plan and behavioral health needs.

●

Telepractice: The Company’s teletherapy solution is an evidence-based service delivery option for students to receive Special Education services such as Speech-Language Therapy, Occupational Therapy, Physical Therapy, Behavioral and Mental Health services and other healthcare services through an online platform.

Maintaining the utilization of telemedicine has become and remains critical to providing necessary access to care. Expanding access to behavioral health and mental wellness services is also a priority for many public health officials. The Company’s School Services and Telepractice offerings are well positioned to provide solutions in these areas of priority as the market opportunity for these services is expected to continue to grow.

As of December 30, 2023, the Company assigned approximately 2,780 specialty health care services personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Engineering

RCM provides a full range of Engineering services including Project Management Engineering & Design, Engineering Analysis, Engineering-Procurement-Construction, Configuration Management, Hardware/Software Validation & Verification, Quality Assurance, Technical Writing & Publications, Manufacturing Process Planning & Improvement and 3D/BIM Integrated Design. Engineering services are provided at the site of the client or at the Company’s own facilities.

The Company’s Engineering segment consists of three business units – Energy Services, Aerospace Services and Process & Industrial Services.

●

Energy Services: Provides solutions to the utility industry, including power generation and transmission and distribution. The group has highly technical project experience that encompasses multi-disciplined engineering and design services as well as providing technical support during design, construction and plant operational phases. The Company believes that the deregulation of the utilities industry and the aging of nuclear power plants offer the Company an opportunity to capture a greater share of professional services and project management requirements of the utilities industry. Electric utilities have prioritized transitioning their power generation assets to cleaner sources of energy and grid modernization initiatives. This expansion requires large-scale investment in the nation’s transmission infrastructure to interconnect these renewable resources to the energy grid.

●

Aerospace Services: Provides engineering and technical services to the aerospace & defense industry. According to the Congressional Budget Office (“CBO”), the Department of Defense plans to spend over $1 trillion in procurement-related aviation expenditures over the next three decades. Given RCM’s customer account relationships with several of the largest defense prime contractors, the Company believes there is ample opportunity for engineering services and technical publication work, including production and procurement engineering services as well as the need for sustainment and development program publication services, data management and digital solutions.

●

Process & Industrial Services: Provides engineering services to the industrial, chemical, commercial and oil and gas industries in the United States, Europe and Canada. With many companies in the chemical industry reprioritizing spending towards decarbonization technologies, many U.S. chemical companies are expected to place an emphasis on renewable feedstocks and new carbon recycling technologies. The Company believes its process engineering services and specialized hydrogen capabilities can play a vital role across this multibillion-dollar opportunity.

The Company provides its engineering services through a number of delivery methods. These include managed tasks and resources, complete project services, outsourcing, both on and off-site, and a full complement of resourcing alternatives.

As of December 30, 2023, the Company assigned approximately 440 engineering and technical personnel to its customers.

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

●

IT Services & Solutions: Global provider of business and technology solutions designed to improve the operational performance of our clients. Specialties include software development, infrastructure services, data management, and managed IT solutions. The Company has a 40-year history of providing qualified IT candidates to customers in a timely and cost-effective manner to address their specific business needs. The Company offers scalable solutions that can provide emerging growth companies with a single qualified resource or an entire project team along with RCM’s project management oversight to Fortune 100 clients.

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

The Company provides its life sciences and information technology services through a number of flexible delivery methods. These include management consulting engagements, project management of client efforts, project implementation of client initiatives, recruiting process outsourcing, both on and off site, and a full complement of human capital management solutions and resourcing alternatives.

As of December 30, 2023, the Company assigned approximately 270 Life Sciences and Information Technology personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices

The Company’s organization consists of 29 branch offices located in the United States, Canada, Germany, Puerto Rico and Serbia. The locations and services of each of the branch offices are set forth in the table below.

LOCATION	NUMBER OF OFFICES	SERVICES PROVIDED(1)
UNITED STATES
Arizona	1	HC
California	3	HC
Connecticut	1	E
Florida	2	HC, E
Hawaii	1	HC
Illinois	1	HC
Massachusetts	1	HC
Michigan	1	HC
New Jersey	2	E, LS&IT
New York	4	E, HC, LS&IT
North Carolina	1	HC
Rhode Island	1	E
Tennessee	1	HC
Texas	1	HC
	21

CANADA	1	E

GERMANY	1	E

PUERTO RICO	2	E, LS&IT

SERBIA	4	E, LS&IT

(1) Services provided are abbreviated as follows:
E	- Engineering
HC	- Specialty Health Care
LS&IT	- Life Sciences and Information Technology

The Company is domiciled in the United States and its segments operate in the United States, Canada, Germany, Puerto Rico and Serbia.

ITEM 1. BUSINESS (CONTINUED)

International Operations

The Company operates its business in Canada and, to a less significant extent, in Germany, Puerto Rico and Serbia. For the fiscal year ended December 30, 2023, approximately 6.3% of the Company’s revenue were generated outside the United States. There are certain risks inherent in conducting business internationally including: the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws (including without limitation the U.S. Foreign Corrupt Practices Act), changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, complex and uncertain employment environments, political instability and potentially adverse tax consequences. Our operations in Serbia could be adversely affected by the current conflict between Ukraine and Russia, with which Serbia has substantial ties. Should sanctions against Russia affect Russia in a way that causes adverse economic consequences to Serbia, or if such sanctions were to be extended to countries that might be considered to be in alignment with Russia, thus could have a negative impact on our employees or operations both within and outside Serbia. To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

From its headquarters locations in New Jersey, the Company provides its branch offices with centralized administrative, marketing, finance, MIS, human resources and legal support. Centralized administrative functions and shared services minimize the administrative burdens on branch office managers and allow them to spend more time focusing on sales and marketing, client relations and practice development activities.

Branch offices are primarily located in markets that the Company believes have strong growth prospects for the Company’s services. The Company’s branches are operated in a decentralized, entrepreneurial manner with most offices operating as independent profit centers.

Sales and Marketing

Sales and marketing efforts are conducted at the local and national level through the Company’s network of branch offices. Business development and sales activities and productivity are tracked and rankings established and published. Sales between business units are recognized and financially encouraged. The Company emphasizes long-term relationships and partnerships with customers that are developed through regular assessment of customer requirements and proactive monitoring of service performance. The Company’s sales and account management personnel make regular visits to existing and prospective customers. New customers are obtained through active sales programs and referrals. The Company encourages its employees to participate in and support national and regional trade associations, economic development agencies, local chambers of commerce and other civic associations. The Company seeks to develop strategic partnering relationships with its customers by providing comprehensive solutions for all aspects of a customer’s engineering, life sciences, information technology and other professional services needs. The Company concentrates on providing carefully screened professionals with a range of highly specialized and technical skills in a timely manner and at competitive prices. The Company regularly monitors the quality of the services provided by its personnel and obtains feedback from its customers as to their satisfaction with the services provided.

The Company serves Fortune 1000 companies and many middle market clients, competing on a national and global scale. The Company’s relationships with these customers are typically formed at the customers’ local or regional level and from time to time, when appropriate, at the corporate level for national accounts.

ITEM 1. BUSINESS (CONTINUED)

Key Customers

The Company has established long-term relationships with many of its customers across each of its business segments. The Company’s emphasis on client retention has resulted in repeat business from many of its largest strategic accounts. During the fiscal year ended December 30, 2023, the Company had two customers exceed 10% of consolidated revenue, representing 17.1% and 10.1% of consolidated revenue. The Company’s five, ten and twenty largest customers accounted for approximately 39.1%, 50.4% and 62.7%, respectively, of the Company’s revenue for the fiscal year ended December 30, 2023.

Other Information

Safeguards - Business, Disaster and Contingency Planning

The Company has implemented a number of safeguards to protect the Company from various system-related risks including Redundant Telecommunications and server systems architecture, multi-tiered server and desktop backup infrastructure, and data center physical and environmental controls. In addition, the Company has developed disaster recovery / business continuity procedures for all offices.

Given the significant amount of data generated in the Company’s key processes including recruiting, sales, payroll and customer invoicing, the Company has established redundant procedures, functioning on a daily basis, within the Company’s primary data center, which is a third-party Internet Data Center (“IDC”). This redundancy should mitigate the risks related to hardware, application and data loss by utilizing the concept of live differential backups of servers and desktops to Storage Area Network (SAN) devices on its backup LAN, culminating in offsite tape storage at an independent facility. Controls within the data center environment ensure that all systems are proactively monitored and data is properly archived.

Additionally, the Company has contracted and brokered strategic relationships with third-party vendors to meet its recovery objectives in the event of a system disruption. For example, comprehensive service level agreements for the Company’s data circuits and network devices guarantee minimal outages as well as network redundancy and scalability.

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

The IDC provides the Company with a robust data center environment with redundant HVAC, commercial power feeds, ten 2000kW diesel generator sets with five 10,000-gallon, above-ground fuel oil storage tanks to provide standby power and dry pipe fire suppression.  In addition, the IDC provides 24x7 security staffing, closed-circuit monitors, secure-card key access, biometrics scanners, man traps, and alarmed doors.

ITEM 1. BUSINESS (CONTINUED)

Competition

The market for engineering and Life Sciences and IT services is highly competitive and is subject to rapid change. As the market demand has shifted, many software companies have adopted tactics to pursue services and consulting offerings making them direct competitors when in the past they may have been alliance partners. Primary competitors include participants from a variety of market segments, including publicly and privately held firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and staffing companies. In addition, the Company competes with its clients’ internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company.

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

Intellectual Property

Management believes the RCM Technologies, Inc. name is extremely valuable and important to its business. The Company endeavors to protect its intellectual property rights and maintain certain trademarks, trade names, service marks and other intellectual property rights, including The Source of Smart Solutions® and Industries of Tomorrow, Today™ with a trademark application submitted for the use of the latter. The Company is not currently aware of any infringing uses or other conditions that would be reasonably likely to materially and adversely affect the Company’s use of its proprietary rights.

ITEM 1. BUSINESS (CONTINUED)

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

The Company's employees and contractors are generally divided into four groups: 1) Nonbillable employees; 2) Billable salaried employees; 3) Billable hourly long-term employees; 4) Billable hourly short-term employees and contractors.

Nonbillable employees are primarily full-time and salaried.  These positions include but are not limited to executives, managers, general administration, finance, accounting, account managers, recruiters, credentialers, etcetera.  These employees are not billed to clients.  As of December 30, 2023, the Company employed approximately 300 nonbillable employees.  The expense for these employees is included in the Company's selling, general, and administrative expense in its income statements.

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

As of December 30, 2023, our billable workforce comprised approximately 2,780 Specialty Health Care services personnel, 440 Engineering and Technical personnel, and 270 Life Sciences and Information Technology personnel assigned by the Company to work on client projects or assignments for various periods.  None of the Company's employees are party to a collective bargaining agreement.

The Company conducts business globally but is principally concentrated in North America and Europe. As of December 30, 2023, the Company's workforce breaks out as follows:

●	United States and Puerto Rico: approximately 235 nonbillable and 3,375 billable
●	International (primarily Canada and Europe): approximately 45 nonbillable and 115 billable

Access to Company Information

The Company is a Nevada corporation organized in 1971. The address of its principal executive office is 2500 McClellan Avenue, Suite 350, Pennsauken, NJ 08109-4613.

The Company electronically files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxies, information statements, and other information regarding issuers that file electronically.

The Company makes available on its website or by responding free of charge to requests addressed to the Company’s Corporate Secretary, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed by the Company with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Company’s website is http://www.rcmt.com. The information contained on the Company’s website, or on other websites linked to the Company’s website, is not part of this document. Reference herein to the Company’s website is an inactive text reference only.

The Company has adopted a Code of Conduct applicable to all of its directors, officers and employees. In addition, the Company has adopted a Code of Ethics, within the meaning of applicable SEC rules, applicable to its Chief Executive Officer, Chief Financial Officer and Controller. Both the Code of Conduct and Code of Ethics are available, free of charge, by sending a written request to the Company’s Corporate Secretary. If the Company makes any amendments to either of these Codes (other than technical, administrative, or other non-substantive amendments), or waives (explicitly or implicitly) any provision of the Code of Ethics to the benefit of its Chief Executive Officer, Chief Financial Officer or Controller, it intends to disclose the nature of the amendment or waiver, its effective date and to whom it applies in the investor relations portion of the website, or in a report on Form 8-K filed with the SEC.

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

Highly Competitive Business

The staffing services and outsourcing markets are highly competitive and have limited barriers to entry. The Company competes in global, national, regional, and local markets with numerous temporary staffing and permanent placement companies. Price competition in the staffing industry is significant and pricing pressures from competitors and customers are increasing. In addition, there is increasing pressure on companies to outsource certain areas of their business to low cost offshore outsourcing firms. The Company expects that the level of competition will remain high in the future, which could limit the Company’s ability to maintain or increase its market share or profitability. Our inability to compete successfully with our competitors could adversely affect the Company’s business, financial condition and results of operations.

Seasonality of Business

As described in “Item 1. Business,” our operating results are subject to seasonal fluctuations, with reduced demand often occurring during the first quarter of the year when clients are finalizing their engineering and Life Sciences and IT budgets, and also during periods in which there are a substantial amount of holidays and season vacations. In particular, one of the largest customers in our Specialty Health Care group, the New York City Department of Education, significantly reduces activity during the third quarter, when schools are closed for summer recess. Our operating results for any given period may fluctuate as a result of the timing of holidays, vacations and other events, and if we were to experience unfavorable performance during periods in which we would otherwise expect to have high seasonal demand, we may have limited ability to make up for such performance during periods of seasonally lower demand.

ITEM 1A. RISK FACTORS (CONTINUED)

Events Affecting Significant Customers

As disclosed in “Item 1. Business,” during the fiscal year ended December 30, 2023, the Company had two customers exceed 10% of consolidated revenue, representing 17.1% and 10.1% of consolidated revenue. The Company’s five, ten and twenty largest customers accounted for approximately 39.1%, 50.4% and 62.7%, respectively, of the Company’s revenue for the fiscal year ended December 30, 2023. The Company’s customers may be affected by the current state of the economy or developments in the credit markets or may engage in mergers or similar transactions. In addition, customers may choose to reduce the business they do with the Company for other reasons or no reason. The Company could also be materially impacted by actions of prime contractors whereby the Company derives revenue through a subcontractor relationship. Should any significant customers experience a downturn in their business that weakens their financial condition or merge with another company or otherwise cease independent operation, or limit their relationship with us, it is possible that the business that the customer does with the Company would be reduced or eliminated, which could adversely affect the Company’s business, financial condition and results of operations.

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

The Company also depends on the performance and productivity of its local managers and field personnel. The Company’s ability to attract and retain new business is significantly affected by local relationships and the quality of service rendered. The loss of key managers and field personnel may also jeopardize existing client relationships with businesses that continue to use the Company’s services based upon past relationships with local managers and field personnel. In order to fulfill the requirements of the Company’s customers, the Company must be able to recruit and retain appropriate personnel for client assignments.

ITEM 1A. RISK FACTORS (CONTINUED)

Revolving Credit Facility and Liquidity

If the Company were unable to borrow under its Revolving Credit Facility (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities”), it may adversely affect liquidity, results of operations and financial condition. The Company’s liquidity depends on its ability to generate sufficient cash flows from operations and, from time to time, borrowings under the Revolving Credit Facility with the Company’s agent lender Citizens Bank of Pennsylvania. The Company believes that Citizens Bank is liquid and is not aware of any current risk that they will become illiquid.  At December 30, 2023, the Company had $30.9 million in borrowings under the Revolving Credit Facility outstanding and $2.0 million outstanding under letters of credit, with availability for additional borrowings under the Revolving Credit Facility of $12.1 million.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense.

All borrowings under the Fourth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of December 30, 2023, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Foreign Currency Fluctuations and Changes in Exchange Rates

The Company is exposed to risks associated with foreign currency fluctuations and changes in exchange rates. The Company’s exposure to foreign currency fluctuations relates to operations in Canada, Germany and Serbia, principally conducted through its Canadian, German and Serbian subsidiaries. Exchange rate fluctuations affect the United States dollar value of reported earnings derived from the foreign operations as well as the carrying value of the Company’s investment in the net assets related to these operations. The Company does not engage in hedging activities with respect to foreign operations.

Changes in Tax Laws

At any time, United States federal tax laws or the administrative interpretations of those laws may be changed. As a result, changes in United States federal tax laws could negatively impact our operating results, financial condition and business operations, and adversely impact the Company’s shareholders. At any time, tax laws in the Company’s other jurisdictions, Canada, Germany, Puerto Rico and Serbia, may also change. These tax law changes may have a material impact on the Company’s income tax expense.

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

International Operations

The Company operates its business in Canada and, to a less significant extent, in Germany, Puerto Rico and Serbia. For the fiscal year ended December 30, 2023, approximately 6.3% of the Company’s revenue were generated outside the United States. There are certain risks inherent in conducting business internationally including: the imposition of trade barriers, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws (including without limitation the U.S. Foreign Corrupt Practices Act), changes in legal or regulatory requirements, difficulties in staffing and managing foreign operations, complex and uncertain employment environments, political instability and potentially adverse tax consequences.  Our operations in Serbia could be adversely affected by the current conflict between Ukraine and Russia, with which Serbia has substantial ties.  Should sanctions against Russia affect Russia in a way that causes adverse economic consequences to Serbia, or if such sanctions were to be extended to countries that might be considered to be in alignment with Russia, this could have a negative impact on our employees or operations both within and outside Serbia. To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

Global Epidemics

As was the case with the COVID-19 pandemic and endemic, and associated initiatives to reduce its spread, any other global pandemics or endemics that may occur in the future could adversely affect the Company’s business and financial position. For example, public and private sector policies and initiatives to reduce the transmission of a highly transmissible disease, such as closures of schools, businesses and manufacturing facilities, the promotion of social distancing, the adoption of working from home by companies and institutions, and travel restrictions could adversely affect demand for our services and present challenges to us in delivering these services.  These impacts on our business could have an adverse effect on our liquidity position and access to capital, including our ability to access our line of credit.

ITEM 1A. RISK FACTORS (CONTINUED)

Global Epidemics (Continued)

These factors, in addition to delays in payment, could continue result in significant bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients. In addition, we believe that to maintain or improve our financial performance we must continue to obtain service agreements with new clients, retain and provide new services to existing clients, achieve modest price increases on current service agreements with existing clients and/or maintain internal cost reduction strategies at our various operational levels. Furthermore, we believe that our ability to sustain the internal development of managerial personnel is an important factor impacting future operating results and the successful execution of our projected growth strategies.  A future pandemic could make these objective more difficult to attain.

Trademarks

Management believes the RCM Technologies, Inc. name is extremely valuable and important to its business. The Company endeavors to protect its intellectual property rights and maintain certain trademarks, trade names, service marks and other intellectual property rights, including The Source of Smart Solutions® and Industries of Tomorrow, Today™ with a trademark application submitted for the use of the latter. The Company is not currently aware of any infringing uses or other conditions that would be reasonably likely to materially and adversely affect the Company’s use of its proprietary rights. The Company’s success depends on its ability to successfully obtain and maintain, and prevent misappropriation or infringement of, its intellectual property, maintain trade secret protection, and conduct operations without violating or infringing on the intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming, and it is often difficult, if not impossible, to predict the outcome of such litigation. If the Company is involved in intellectual property litigation, its business, financial condition and results of operations could be materially adversely affected.

Data Center Capacity and Telecommunication Links

Uninterruptible Power Supply (UPS), card key access, fire suppression, and environmental control systems protect the Company’s datacenter.  All systems are monitored on a 24/7 basis with alerting capabilities via voice or email.  The telecommunications architecture at the Company utilizes managed private circuits from AT&T, which encompasses provisioning redundancy and diversity.

The Company’s ability to protect its data center against damage from fire, power loss, telecommunications failure and other disasters is critical to business operations.  In order to provide many of its services, the Company must be able to store, retrieve, process and manage large databases and periodically expand and upgrade its capabilities.  Any damage to the Company’s data centers or any failure of the Company’s telecommunication links that interrupts its operations or results in an inadvertent loss of data could adversely affect the Company’s ability to meet its customers’ needs and their confidence in utilizing the Company for future services.

The Company’s ability to protect its data, provide services and safeguard its installations, as it relates to the IT infrastructure, is in part dependent on several outside vendors with whom the Company maintains service level agreements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of its critical systems and information. The Company’s cybersecurity risk management program includes a cybersecurity incident response plan and is integrated with the Company’s overall enterprise risk management program, sharing common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas. While the Company may not meet any particular standard, specification or requirement of the Center for Internet Security Critical Security Controls, the Company utilizes such controls as a guide to help identify, assess and manage cybersecurity risks relevant to the business. The Company has implemented cybersecurity policies and frameworks based on industry and governmental standards to align closely with requirements, instructions, and guidance from ISO27001, NIST, CMMC, GDPR, HIPAA, SOC and SOX Compliance.

Our cybersecurity risk management program includes, among other things:

●	risk assessments designed to help identify material cybersecurity risks to critical systems and information services;
●

a team comprising information technology (IT) security, IT infrastructure, and IT compliance personnel principally responsible for directing (i) cybersecurity risk assessment processes, (ii) security processes and (iii) planned responses to cybersecurity incidents;

●	the use of external cybersecurity service providers, where appropriate, to assess, test or otherwise assist with aspects of security processes;
●	cybersecurity awareness training of employees with access to IT systems;
●	a cybersecurity incident response plan and Security Operations Center to respond to cybersecurity incidents; and
●	a third-party risk management process for service providers.

During the year ended December 30, 2023, the Company has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected operations, business strategy, results of operations or financial condition. However, the Company expects to continue to face certain risks from ongoing cybersecurity threats that, if realized, are reasonably likely to materially affect the Company, including our operations, business strategy, results of operations or financial condition. See Risk Factors – Cyber Security, Data Privacy and Data Center Capacity and Telecommunication Links.

ITEM 1C. CYBERSECURITY (CONTINUED)

Cybersecurity Governance

The Company’s Board considers cybersecurity risk as part of its risk oversight function and considers cybersecurity and IT risks as key strategic risks of the Company. The Board oversees management’s implementation of the Company’s cybersecurity risk management program, receiving at least annual updates from management (including our Chief Information Officer) on cybersecurity risks, including briefings on the Company’s cyber risk management program and cybersecurity incidents, and reviewing cybersecurity topics impacting companies with management and external experts.

The Company’s Chief Information Officer leads the IT and cybersecurity functions and has primary responsibility for leading the Company’s overall cybersecurity risk management program, supervising both internal cybersecurity personnel and external cybersecurity service providers. The Company’s cybersecurity function is responsible for assessing and managing material risks from cybersecurity threats, as well as informing management about and monitoring the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which include briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers and alerts and reports produced by security tools deployed in the IT environment.

The Company’s Chief Information Officer and Vice President of IT security and Compliance have significant experience in managing and leading information systems and deploying cybersecurity technologies and have extensive cybersecurity training and knowledge. The Company’s Vice President of IT security and Compliance has several industry certifications, including CISSP (Certified Information Security System Professional), CCSP (Certified Cloud Security Professional) and CCSK (Certificate of Cloud Security Knowledge). The Company’s Chief Information Officer reports to the Chief Executive Officer, and the Company’s Vice President of IT Security and Compliance reports to the Company’s Chief Information Officer.

ITEM 2. PROPERTIES

The Company provides specialty professional consulting services, principally performed at various client locations, through 29 administrative and sales offices located in the United States, Puerto Rico, Canada, Germany and Serbia. The majority of the Company’s offices typically consist of 1,000 to 15,000 square feet and are typically leased by the Company for terms of one to five years.  Offices in larger or smaller markets may vary in size from the typical office.  The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

The Company’s executive office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 3,500 square feet and are leased at a rate of approximately $15.00 per square foot per annum for a term ending on November 30, 2025.

The Company’s operational office is located at 20 Waterview Boulevard, 4th Floor, Parsippany, NJ 07054-1271. These premises consist of approximately 9,200 square feet and are leased at a rate of approximately $25.50 per square foot per annum for a term ending on April 30, 2024.

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

The Company is exposed to various asserted claims as of December 30, 2023, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of December 30, 2023, the Company has accrued $2.9 million for asserted claims.

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

Holders

As of February 20, 2024, the approximate number of holders of record of the Company’s Common Stock was 247 and the number of beneficial owners of its Common Stock was approximately 7,650.

Dividends

No dividends were declared in fiscal 2022 or fiscal 2023.  All restricted share awards contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock award grant date and ultimate share distribution date.  As of December 30, 2023, there were no accrued dividends.

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

Stock Repurchase by Issuer

On April 25, 2023, the Company’s Board of Directors authorized a program to repurchase shares of its common stock up to an amount not to exceed $25.0 million.  This program succeeds the Company’s prior repurchase program authorized in November 2021, which was substantially completed in April 2023. The program is designed to provide the Company with enhanced flexibility over the long term to optimize its capital structure.  Shares of the Common Stock may be repurchased in the open market or through negotiated transactions.  The program may be terminated or suspended at any time at the discretion of the Company. The Company may enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases if the criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows when the Company typically would not be active in the market.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONT’D)

Stock Repurchase by Issuer (Continued)

The following table provides information relating to the shares we purchased during the fourth quarter of the fiscal year ended December 30, 2023:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2023 – October 31, 2023	53,837	$19.23	53,837	$13,905,000
November 1, 2023 – November 30, 2023	13,960	$19.29	13,960	$13,635,000
December 1, 2023 – December 30, 2023	-	-	-
Total	67,797	$19.24	67,797

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Such forward-looking statements should be read in conjunction with our disclosures under “Item 1A. Risk Factors” of this Form 10-K.

This section of the Form 10-K generally discusses matters relating to the fiscal years ended December 30, 2023 and December 31, 2022 and year-to-year comparisons between such fiscal years. Discussions of matters relating to the fiscal year ended January 1, 2022 and year-to-year comparison between that year and the year ended December 31, 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Overview

The Company participates in a market that is cyclical in nature and sensitive to economic changes. As a result, the impact of economic changes on revenue and operations can be substantial, resulting in significant volatility in the Company’s financial performance.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Revenue Recognition (Continued)

The following table presents our revenue disaggregated by revenue source for the fiscal years ended December 30, 2023 and December 31, 2022:

	December 30, 2023	December 31, 2022
Specialty Health Care:
Time and Material	$134,941	$158,001
Permanent Placement Services	1,300	1,447
Total Specialty Health Care	$136,241	$159,448

Engineering:
Time and Material	$42,443	$44,915
Fixed Fee	42,232	41,021
Permanent Placement Services	-	1
Total Engineering	$84,675	$85,937

Life Sciences and Information Technology:
Time and Material	$35,368	$35,473
Fixed Fee	6,551	3,022
Permanent Placement Services	402	800
Total Life Sciences and Information Technology	$42,321	$39,295
	$263,237	$284,680

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

Deferred Revenue

There was $1.9 million of deferred revenue as of December 30, 2023. Deferred revenue was $1.1 million as of December 31, 2022. Revenue is recognized when the service has been performed. Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence. In the fiscal years ended December 30, 2023 and December 31, 2022, the Company recognized revenue of $1.1 million and $3.4 million, respectively, that was included in deferred revenue at the beginning of the reporting period.

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

There was no goodwill impairment in fiscal 2023 or 2022. During all periods presented, the Company determined that the existing qualitative factors did not suggest that an impairment of goodwill exists. There can be no assurance that future indicators of impairment and tests of goodwill impairment will not result in impairment charges for both its Engineering and Specialty Healthcare segments.

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

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of December 30, 2023, the Company had both domestic and foreign net deferred tax liabilities of $1.7 million.  The domestic long term net deferred tax liability of $1.6 million includes $4.3 million in deferred liabilities offset by $2.7 million in deferred tax assets. The deferred tax liabilities consist of acquisition amortization of $1.8 million, prepaid expenses of $1.0 million, advance depreciation deductions of $0.7 million and right of use assets of $0.7 million.  The domestic deferred tax assets consist of lease liabilities of $0.8 million, reserves and accruals of $0.8 million, compensation of $0.7 million and allowance for doubtful accounts of $0.4 million. The realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  If actual results differ from these estimates and assessments, valuation allowances may be required.  As of December 30, 2023, the Company had $0.1 million in foreign net deferred tax liabilities associated with its Canadian operations and a small deferred tax asset associated with its German operations.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Germany, Puerto Rico and Serbia. The Company and its subsidiaries file a consolidated United States Federal income tax return and file in various states. The Company has no open Federal audits as of December 30, 2023. Except for limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2019. The Company is no longer subject to audit in Canada for the tax years prior to tax year 2019. The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2018.

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

Performance-Based Restricted Stock and Stock Unit Awards

From time-to-time the Company issues performance-based restricted stock and stock unit awards to its executives.  Performance-based restricted stock and stock unit awards are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee. The Company will reassess at each reporting date whether achievement of any performance condition is probable and would begin recognizing additional compensation cost if and when achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period. If at a later measurement date the Company determines that performance-based restricted stock or stock unit awards deemed as likely to vest are deemed as unlikely to vest, the expense recognized will be reversed.  These performance-based restricted stock and stock unit awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period on any stock and stock unit awards that actually vest, if any.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  Dividends for performance-based restricted stock and stock unit awards that ultimately do not vest are forfeited.

Forward-looking Information

The Company’s growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for engineering, life sciences and information technology services. When the U.S., Canadian or global economies decline, the Company’s operating performance could be adversely impacted. In addition, global events such as international conflicts or health pandemics and endemics also have a substantial impact on our operations and financial results. The Company believes that its fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends. However, general economic declines could result in the need for future cost reductions or changes in strategy.

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
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 30, 2023 Compared to Fiscal Year Ended December 31, 2022

A summary of operating results for the fiscal years ended December 30, 2023 and December 31, 2022 is as follows (in thousands):

	Fiscal Years Ended
	December 30, 2023		December 31, 2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$263,237	100.0	$284,680	100.0
Cost of services	186,541	70.9	201,753	70.9
Gross profit	76,696	29.1	82,927	29.1

Selling, general and administrative	52,185	19.8	53,395	18.8
Depreciation and amortization of property and equipment	1,032	0.4	995	0.3
Amortization of acquired intangible assets	182	0.1	46	0.0
Gain on sale of assets	(395)	(0.2)	(219)	(0.1)
Remeasurement of acquisition-related contingent consideration	-	-	(88)	-
Operating costs and expenses	53,004	20.1	54,129	19.0

Operating income	23,692	9.0	28,798	10.1
Other expense, net	1,497	0.6	318	0.1

Income before income taxes	22,195	8.4	28,480	10.0
Income tax expense	5,364	2.0	7,591	2.7

Net income	$16,831	6.4	$20,889	7.3

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal years ended December 30, 2023 (fiscal 2023) and December 31, 2022 (fiscal 2022) consisted of fifty-two weeks each.

Revenue.  Revenue decreased 7.5%, or $21.4 million, for the fiscal year ended December 30, 2023 as compared to December 31, 2022 (the “comparable prior year period”).  Revenue decreased $23.2 million in the Specialty Health Care segment, decreased $1.2 million in the Engineering segment and increased $3.0 million in the Life Sciences and Information Technology segment.  See Segment Discussion for further information on revenue changes.

Cost of Services and Gross Profit. Cost of services decreased 7.5%, or $15.2 million, for the fiscal year ended December 30, 2023 as compared to the comparable prior year period. Cost of services decreased primarily due to the decrease in revenue. Cost of services as a percentage of revenue for the fiscal years ended December 30, 2023 and the comparable prior year period was 70.9%. See Segment Discussion for further information regarding changes in cost of services and gross profit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 30, 2023 Compared to Fiscal Year Ended December 31, 2022 (Continued)

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $52.2 million for the fiscal year ended December 30, 2023 as compared to $53.4 million for the comparable prior year period. As a percentage of revenue, SGA expenses were 19.8% for the fiscal year ended December 30, 2023 and 18.8% for the comparable prior year period.  See Segment Discussion for further information on SGA expense changes.

Gain on sale of assets. On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada.  The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. For the fiscal years ended December 30, 2023 and December 31, 2022, the Company recorded a gain of $0.4 and $0.2 million, respectively, which was due to receiving escrow funds associated with the sale of Canada Power Systems in fiscal 2021.

Remeasurement of acquisition related contingent consideration. The Company adjusted the forecasted contingent consideration for active acquisition agreements, which created a discreet gain of $0.1 million for the fiscal year ended December 31, 2022. There was no remeasurement in the current fiscal year ended December 30, 2023.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions.  Other expense, net increased by $1.1 million as compared to the comparable prior year period, primarily due to an increase in interest expense, net. Interest expense increased due to increased borrowing. Borrowings increased primarily to fund treasury stock purchases.

Income Tax Expense.  The Company recognized $5.4 million of income tax expense for the fiscal year ended December 30, 2023, as compared to $7.6 million for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 24.2% as compared to 26.7% for the comparable prior-year period. The effective fiscal 2023 income tax rates as of December 30, 2023, were approximately 24.5%, 23.9% and 10.5% in the United States, Canada, and Europe, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income.  The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The primary reason for the decrease in the consolidated effective rate in the current period was due to a permanent tax difference associated with the tax deduction for equity grants in the United States that vested during the fiscal year ended December 30, 2023.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, and share-based compensation. The actual effective tax rate may vary in future years depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, and the exercise of stock options and vesting of share-based awards.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 30, 2023 Compared to Fiscal Year Ended December 31, 2022 (Continued)

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $136.2 million for the fiscal year ended December 30, 2023 decreased 14.6%, or $23.2 million, as compared to the comparable prior-year period.  The decrease in revenue was driven by both the Company’s school and non-school clients. Revenue from school clients for the fiscal year ended December 30, 2023 was $103.0 million as compared to $114.2 million for the comparable prior-year period. Revenue from non-school clients for the fiscal year ended December 30, 2023 was $33.2 million as compared to $45.2 million for the comparable prior-year period. Revenue decreases were primarily due to decreased demand associated with COVID-19 transitioning from a high level of activity relating during the fiscal year ended December 31, 2022 to a lesser level of activity associated with the change of COVID-19 to an endemic during the fiscal year ended December 30, 2023. The Specialty Health Care segment’s gross profit decreased by 16.6%, or $8.0 million, to $39.9 million for the fiscal year ended December 30, 2023, as compared to $47.9 million for the prior-year period. The decrease in gross profit was primarily driven by the decrease in revenue. Gross profit margin for the fiscal year ended December 30, 2023 decreased to 29.3% as compared to 30.0% for the comparable prior-year period.  The decrease in gross profit margin was primarily due to a mix shift for certain lower margin services.  Specialty Health Care experienced operating income of $13.5 million for the fiscal year ended December 30, 2023, as compared to $19.8 million for the comparable prior-year period. The primary reason for the decrease in operating income was the decrease in gross profit, offset by a decrease in SGA expense. SGA expense decreased by $1.7 million to $26.0 million, as compared to $27.7 million in the comparable prior-year period. The decrease in SGA expense was primarily due to a decrease in expenses associated with lower revenue and a lower allocation of corporate SGA expenses.

The Company believes that the impact of the COVID-19 pandemic helped to increase Specialty Health Care revenue and gross margin in the first half of fiscal 2022, which impact did not materially affect any portion of fiscal 2023. However, the Company also believes that the demand for its Healthcare services is greater than it had been before the COVID-19 pandemic. The Company believes that, except for seasonality, it is well positioned for growth in revenue going forward.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 30, 2023 Compared to Fiscal Year Ended December 31, 2022 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $84.7 million for the fiscal year ended December 30, 2023 decreased by 1.5%, or $1.2 million, compared to the comparable prior-year period.  The decrease in revenue comprised the following: decreases in Aerospace revenue of $4.9 million and Industrial Processing revenue of $4.8 million, offset by an increase to Energy Services revenue of $8.5 million.  The decrease in Aerospace revenue was primarily due to a contract reduction for the Company’s major outsourcing client. The Company believes the decrease in Industrial Processing revenue was primarily due to the irregular timing of large contracts with its Industrial Processing clients. Gross profit decreased by 5.1%, or $1.1 million, as compared to the comparable prior-year period. Gross profit decreased because of the decrease in revenue and a decrease in gross profit margin. Gross profit margin of 24.3% for the current period decreased from 25.3% for the comparable prior-year period. The decrease in gross profit margin was primarily due to lower utilization resulting from an increase in staff associated with lower revenue as the Company absorbed fixed salaried costs over lower revenue. The Engineering segment experienced operating income of $3.5 million for the fiscal year ended December 30, 2023, as compared to $4.3 million for the comparable prior-year period. The decrease in operating income was primarily due to the decrease in gross profit, offset by a $0.3 million decrease in SGA expense.

Life Sciences and Information Technology

Life Sciences and Information Technology revenue of $42.3 million for the fiscal year ended December 30, 2023 increased by 7.7%, or $3.0 million, as compared to $39.3 million for the comparable prior-year period. Gross profit of $16.2 million for the fiscal year ended December 30, 2023 increased 21.5%, or $2.9 million, as compared to $13.3 million for the comparable prior-year period. The increase in gross profit was due to the increase in revenue and an increase in gross profit margin.  The Life Sciences and Information Technology gross profit margin for the fiscal year ended December 30, 2023 was 38.2% as compared to 33.9% for the comparable prior-year period.  The Company attributes the gross profit margin increase to a concerted effort to increase gross profit margin through its managed service offerings. The Life Sciences and Information Technology segment experienced operating income of $6.6 million as compared to $4.7 million for the comparable prior-year period. The increase in operating income was primarily due to an increase in gross profit, offset by an increase to SGA expense. SGA expense increased to $9.2 million as compared to $8.5 million in the comparable prior-year period. The increase in SGA expense was primarily due to the acquisition of TalentHerder in the fourth quarter of fiscal 2022 and a higher allocation of corporate SGA expenses.

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

The following unaudited tables present the Company's GAAP net income and GAAP operating income and the corresponding adjustments used to calculate Adjusted operating income, EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted diluted net earnings per share for the fiscal years ended December 30, 2023 and December 31, 2022.

	Fiscal Years Ended
	December 30, 2023	December 31, 2022
GAAP operating income	$23,692	$28,798
Adjustments
Gain on sale of assets	(395)	(219)
Remeasurement of acquisition related contingent consideration	-	(88)
Equity compensation	2,092	1,582
Adjusted operating income (non-GAAP)	$25,389	$30,073

GAAP net income	$16,831	$20,889
Income tax expense	5,364	7,591
Interest expense, net	1,399	370
Depreciation of property and equipment	1,032	995
Amortization of acquired intangible assets	182	46
EBITDA (non-GAAP)	$24,808	$29,891

Adjustments
Gain on sale of assets	(395)	(219)
Remeasurement of acquisition related contingent consideration	-	(88)
Loss (gain) on foreign currency transactions	98	(52)
Equity compensation	2,092	1,582
Adjusted EBITDA (non-GAAP)	$26,603	$31,114

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Supplemental Operating Results on a Non-GAAP Basis (Continued)

	Fiscal Years Ended
	December 30, 2023	December 31, 2022
GAAP net income	$16,831	$20,889
Adjustments
Gain on sale of assets	(395)	(219)
Remeasurement of acquisition related contingent consideration	-	(88)
Loss (gain) on foreign currency transactions	98	(52)
Equity compensation	2,092	1,582
Tax impact from normalized rate	(467)	(356)
Adjusted net income (non-GAAP)	$18,159	$21,756

GAAP diluted net earnings per share	$1.96	$2.00
Adjustments
Gain on sale of assets	$(0.05)	$(0.02)
Remeasurement of acquisition related contingent consideration	-	$(0.01)
Loss (gain) on foreign currency transactions	$0.01	$(0.01)
Equity compensation	$0.24	$0.15
Tax impact from normalized rate	$(0.05)	$(0.03)
Adjusted diluted net earnings per share (non-GAAP)	$2.11	$2.08

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows

($ in thousands):

	Fiscal Years Ended
	December 30, 2023	December 31, 2022
Cash provided by (used in):
Operating activities	$12,482	$28,283
Investing activities	$(2,536)	$(4,820)
Financing activities	$(3,855)	$(23,127)

Operating Activities

Operating activities provided $12.5 million of cash for the fiscal year ended December 30, 2023 as compared to $28.3 million in the comparable prior year period.  The major components of cash used in or provided by operating activities in the fiscal year ended December 30, 2023 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and accrued payroll and related costs, and deferred revenue.

For the fiscal year ended December 30, 2023, the Company experienced net income of $16.8 million as compared to $20.9 million for the comparable prior year period.  An increase in accounts receivables in the fiscal year ended December 30, 2023, used $20.6 million of cash as compared to $1.5 million in the comparable prior year period. The Company primarily attributes this increase in accounts receivables for the fiscal year ended December 30, 2023 to normal fluctuations in accounts receivable relative to revenue.

While highly variable, the Company’s transit accounts payable typically exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $22.2 million as of December 30, 2023 as compared to a net payable of $6.5 million as of December 31, 2022, providing $15.7 million of cash during the fiscal year ended December 30, 2023.  The increase to net transit payable as of December 30, 2023 was due to several large, multiyear EPC (Engineering, Procurement and Construction) projects starting in the Company’s second fiscal quarter. In a typical EPC contract, the Company receives significant cash upfront to fund equipment procurement and construction subcontractors throughout the project.

Prepaid expenses and other current assets provided negligible cash for the fiscal year ended December 30, 2023 as compared to using $2.4 million of cash for the comparable prior year period.  The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets generally tend to increase at the end of a fiscal year and decrease during the first three quarters of the following fiscal year.

A decrease in accounts payable and accrued expenses used cash of $1.5 million for the fiscal year ended December 30, 2023 as compared to providing $4.9 million for the comparable prior year period.  The Company attributes these changes to typical fluctuations in the normal course of business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Changes in accrued payroll and related costs used $1.3 million for the fiscal year ended December 30, 2023 as compared to negligible cash for the fiscal year ended December 31, 2022.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirty-nine weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.  The Company’s last major payroll for the fiscal year ended December 30, 2023 was paid on December 29, 2023.

Historically, the Company has experienced small deferred revenue balances.  In fiscal 2023 and 2022, the Company’s Industrial Processing group secured several contracts with significant front-loaded payments, thereby generating larger deferred revenue balances than typically generated. As a result, the Company’s deferred revenue balance as of December 30, 2023 was $0.3 million, compared to $1.1 million as of December 31, 2022, using cash from operations of $0.8 million for the fiscal year ended December 30, 2023.  While the Company expects to receive future upfront payments from its Industrial Processing clients, the Company cannot reasonably forecast deferred revenue balances as the timing of contract wins and front-loaded payments are typically irregular.

Investing Activities

Investing activities used $2.5 million of cash for the fiscal year ended December 30, 2023 and $4.8 million for the fiscal year ended December 31, 2022.  Investing activities used $2.9 million for the purchase of property and equipment in the current period as compared to $0.9 million in the prior year comparable period. The fiscal years ended December 30, 2023 and December 31, 2022 both included discrete gains associated with the Company’s sale of its Canada Power Systems business unit. The prior year period used $4.2 million for the acquisition of TalentHerder.

Financing Activities

Financing activities used $3.9 million of cash for the fiscal year ended December 30, 2023 and $23.1 million for the fiscal year ended December 31, 2022.  The Company made net borrowings under its line of credit of $22.0 million during the fiscal year ended December 30, 2023 as compared to net payments of $5.4 million in the comparable prior year period.  The Company used $25.8 million to repurchase shares of its common stock in the current period as compared to $17.6 million in the comparable prior year period. The Company generated cash of $0.7 million and $0.4 million from sales of shares from its equity plans for the current period and the comparable prior year period, respectively. The Company paid contingent consideration of $0.3 million in the current period as compared to $0.1 million in the comparable prior year period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin, typically borrowed in fixed 30-day increments, plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the fiscal years ended December 30, 2023 and December 31, 2022 were 6.5% and 2.2%, respectively. However, during the Company’s fiscal fourth quarter of 2023, it experienced a weighted average interest rate of 6.8%, including unused line. The Company believes its fourth quarter interest rate is more reflective of rates expected in the near term.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of December 30, 2023, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of December 30, 2023 and December 31, 2022 were $30.9 million and $8.8 million, respectively. At December 30, 2023 and December 31, 2022, there were letters of credit outstanding for $2.0 and $1.9 million, respectively. At December 30, 2023 and December 31, 2022, the Company had availability for additional borrowings under the Revolving Credit Facility of $12.1 million and $34.3 million, respectively.

In addition to borrowings and sales of shares from its equity plans, the Company may raise capital through sales of shares of common stock under its at-the-market issuance program (the “ATM Program”) established under its May 2021 At Market Issuance Sales Agreement with B. Riley Securities, Inc., as the agent (the “Agent”). The ATM Program allows the Company to offer and sell shares of the common stock having an aggregate sales price of up to $25.0 million from time to time through the Agent. To date, the Company has not sold any shares under the ATM Program.

Current Liquidity and Revolving Credit Facility

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, and meet the other general cash needs of our business. Our liquidity is impacted by general economic, financial, competitive, and other factors beyond our control. Our liquidity requirements consist primarily of funds necessary to pay our expenses, principally labor costs, and other related expenditures. We generally satisfy our liquidity needs through cash provided by operations and, when necessary, our revolving line of credit from Citizens Bank. The Company believes it has a great deal of flexibility to reduce its costs if it becomes necessary. The Company believes that it can satisfy its liquidity needs for at least the next twelve months.

The Company’s liquidity and capital resources as of December 30, 2023, included accounts receivable and total current asset balances of $70.7 million and $90.5 million, respectively. Current liabilities were $58.2 million as of December 30, 2023 and were exceeded by total current assets by $32.3 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Current Liquidity and Revolving Credit Facility (Continued)

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations. As of December 30, 2023, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Dividends

All restricted share awards contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock award grant date and ultimate share distribution date.  As of December 30, 2023, there were no accrued dividends.

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

The Company is exposed to various asserted claims as of December 30, 2023, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of December 30, 2023, the Company has accrued $2.9 million for asserted claims.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through October 2029. Certain leases are subject to escalation clauses based upon changes in various factors.

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2024	$771	$233
2025	506	-
2026	409	-
2027	302	-
2028	144	-
Thereafter	1,311	-

Total lease payments	$3,443	$233
Less: imputed interest	(482)	-
Total	$2,961	$233

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

As of December 30, 2023, the Company had two acquisition agreements whereby additional contingent consideration may be earned by the sellers: 1) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC, and 2) effective October 2, 2022, the Company acquired certain assets of TalentHerder LLC. The Company estimates future contingent payments at December 30, 2023 as follows:

Fiscal Years Ending	Total
The four quarters following December 30, 2023	$300
Thereafter	1,671
Estimated future contingent consideration payments	$1,971

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of December 30, 2023.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

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

Michael Saks, our Division President, Health Care Services, as well as several other members of the Company’s senior management (not including Mr. Vizi and Mr. Miller), are covered by our Change in Control Plan for Selected Executive Management (the “CIC Plan”).

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

In November 2023, the Financial Accounting Standard Board (FASB) issued ASU 2023-07, “Segment reporting (Topic 280)”, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM) as well as other segment items, extend certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. We are currently evaluating the provisions of this ASU and expect to adopt them for the fiscal year ending December 28, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. We are currently evaluating the effect that adoption of ASU 2023-09 will have on our disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 30, 2023, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Based on the Company’s variable-rate line of credit balances during the fiscal year ended December 30, 2023, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.2 million. The Company does not expect any material loss with respect to its investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report of the Company’s Independent Registered Public Accounting Firm, begins on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2023, because of the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company previously disclosed, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, a material weakness in our internal control over financial reporting. As previously stated in such annual report, the Company did not design and maintain information technology controls relevant to preparing its financial statements, specifically concerning (i) separation of duties to the SAP ERP and General Ledger. (ii) adequate restriction of administrator-type access to SAP (iii) program change management controls, and (iv) user access controls that ensure appropriate segregation of duties and adequately restrict user access to financial applications, programs, and data. As a result, the Company's related process-level IT-dependent manual and automated controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs, were also deemed ineffective.

As part of the December 31, 2022, assessment, management designed a remediation action plan to address the deficiencies described above. This plan included: (i) investments to upgrade or replace existing systems that do not support an appropriate internal control framework; (ii) expand company resources to address identified issues; (iii) assess segregation of duties and implement an annual user access review, including role design and process transformation to appropriately mitigate significant risks associated with conflicting responsibilities in financial systems; (iv) install an IT Change Management process and (v) internal training of key employees and third-party providers.

Although significant progress has been made in addressing the material weakness noted above, as of December 31, 2023, the Company has still not designed and maintained information technology controls relevant to preparing its financial statements, specifically concerning (i) separation of duties to the SAP ERP and General Ledger and (ii) user access controls that ensure appropriate segregation of duties and adequately restrict user access to financial applications, programs, and data. As a result, there continues to be a material weakness in our internal control over financial reporting as of December 31, 2023.

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

ITEM 9A.	CONTROLS AND PROCEDURES (CONTINUED)

Planned Material Weakness Remediation Activities

To address these material weaknesses, we have commenced actions to formalize the Company's framework and policies to maintain evidence in the operation of control procedures and improve our IT general controls.

Remaining remediation efforts related to the above-identified material weaknesses include:

●	Planned fiscal year 2024 upgrade of SAP to achieve the appropriate internal control framework infrastructure;
●

Expand the available resources at the Company with experience designing and implementing control activities, including information technology general controls, through hiring and use of third-party consultants and specialists;

●

Assess segregation of duties within the GL and revenue system applications and implement an annual user access review, including role design and process transformation to appropriately mitigate significant risks associated with conflicting responsibilities in financial systems;

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

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

Pursuant to Item 408(a) of Regulation S-K, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” in the fiscal year ended December 30, 2023 as follows:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Numbers of Common Stock to be Purchased/Sold
Bradley S. Vizi	Executive Chairman & President	Adopted	December 7, 2023	March 7, 2026	650,000	(1)
Michael Saks	Division President, Health Care Services	Adopted	December 5, 2023	December 1, 2024	18,000

___________________

(1) The aggregate number of shares that can be sold under the plan is allocated into a series of tranches that would be sold at laddered prices as outlined in the plan.

Other than as disclosed above, no other officer or director of the Company adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 shall be included in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 shall be included in the 2024 Proxy Statement and is incorporated herein by reference.

The table below presents certain information as of December 30, 2023 concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s shareholders and that have not been approved by the Company’s shareholders.

Plan category	Number of securities to be potentially issued upon realization of restricted stock awards	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	476,618(1)	N/A	603,044
Equity compensation plans not approved by security holders	____________________	____________________	____________________
Total	476,618(1)	N/A	603,044

(1) Includes time-based restricted stock awards of 376,618 and performance-based restricted stock awards of 100,000, none of which have an exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 shall be included in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the 2024 Proxy Statement and is incorporated herein by reference.

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

		(3)(d)	Amended and Restated Bylaws; incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2014.

(3)(e)

Certificate of Designation of Series A-3 Junior Participating Preferred Stock of RCM Technologies, Inc.; incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020.

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

	*	(10)(h)	Form of Stock Unit Agreement; incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2014.

	*	(10)(i)

RCM Technologies, Inc. Change in Control Plan for Selected Executive Management; incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2015.

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

(10)(r)

Fourth Amended and Restated Loan Agreement, dated as of April 24, 2023, by and among the Company and all of its subsidiaries, Citizens Bank, N.A., as lender and as administrative agent and arranger; incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2023.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

	*	(97)	RCM Technologies, Inc. Compensation Recoupment Policy (Filed herewith)

	*	101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

	*	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Documents

	*	101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

		104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	*	Constitutes a management contract or compensatory plan or arrangement.

	+	The Registrant will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

	@	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCM Technologies, Inc.

Date: March 14, 2024	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: March 14, 2024	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 14, 2024	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: March 14, 2024	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: March 14, 2024	By:	/s/ Chigozie O. Amadi
Chigozie O. Amadi
Director

Date: March 14, 2024	By:	/s/ Swarna Kakodkar
Swarna Kakodkar
Director

Date: March 14, 2024	By:	/s/ Jayanth S. Komarneni
Jayanth S. Komarneni
Director

RCM TECHNOLOGIES, INC.

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page

Report of Independent Registered Public Accounting Firm – WithumSmith+Brown, PC - Consolidated Financial Statements, December 30, 2023 and December 31, 2022	F-2

Report of Independent Registered Public Accounting Firm – WithumSmith+Brown, PC- Opinion on Internal Controls over Financial Reporting	F-5

Report of Independent Registered Public Accounting Firm – Macias, Gini & O’Connell, LLP. January 1, 2022	F-7

Consolidated Balance Sheets, December 30, 2023, December 31, 2022 and January 1, 2022	F-8

Consolidated Statements of Operations, Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022	F-9

Consolidated Statements of Comprehensive Income (Loss), Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022	F-10

Consolidated Statements of Changes in Stockholders’ Equity, Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022	F-11

Consolidated Statements of Cash Flows, Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022	F-12

Notes to Consolidated Financial Statements	F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCM Technologies, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. and Subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the fiscal years ended December 30, 2023 and December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for the fiscal years ended December 30, 2023 and December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2024, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Audit Response

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the timing of revenue recognition, including testing the internal controls over the proper accumulation of labor costs by contract as well as the approval of monthly and weekly invoices for accuracy and completeness and reviewing key provisions and deliverables within customer contracts. We evaluated management’s application of their revenue recognition policies in the determination of revenue recognition conclusions. Our audit procedures included, among others, selecting a sample of revenue transactions and performing the following procedures: we reviewed the signed contract; we reviewed the recorded timesheet data related to the selected invoices, which corroborated management's assessment towards the completion of the performance obligation; and we reviewed the signed contract related to the selected invoice, noting each task has an agreed upon unit price per contract and the unit price matched what was shown on the invoice. We also tested for proper revenue recognition cut off.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2022.

Red Bank, New Jersey

March 14, 2024

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCM Technologies, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited RCM Technologies, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 30, 2023, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment in section “Item 9A” Management’s Report on Internal Control over Financial Reporting. Management has identified that the Company did not design and maintain information technology controls relevant to preparing its financial statements, specifically concerning (i). separation of duties to their SAP ERP and General Ledger and (ii) user access controls that ensure appropriate segregation of duties and adequately restrict user access to financial applications, programs, and data. As a result, the Company's related process-level IT-dependent manual and automated controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs, were also deemed ineffective.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the fiscal years ended December 30, 2023 and December 31, 2022, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report, dated March 14, 2024, on the consolidated financial statements, which expressed an unqualified opinion.

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

March 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCM Technologies, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of RCM Technologies, Inc. and Subsidiaries (the “Company") as of January 1, 2022 and the related consolidated statement of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended January 1, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022, and the results of its operations and its cash flows for the year ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

April 4, 2022

PCAOB ID Number 324

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 30, 2023, December 31, 2022 and January 1, 2022

(Amounts in thousands, except share and per share amounts, unless otherwise indicated)

	December 30,	December 31,	January 1,
	2023	2022	2022

Current assets:
Cash and cash equivalents	$6,284	$339	$235
Accounts receivable, net	70,690	50,762	48,240
Transit accounts receivable	8,891	3,280	1,010
Prepaid expenses and other current assets	4,637	4,636	2,486
Total current assets	90,502	59,017	51,971

Property and equipment, net	4,005	2,098	1,939

Other assets:
Deposits	313	173	176
Deferred tax assets, net, domestic	-	-	535
Deferred tax assets, foreign	55	-	-
Goodwill	22,147	22,147	16,354
Operating right of use asset	2,779	3,665	1,877
Intangible assets, net	683	864	-
Total other assets	25,977	26,849	18,942

Total assets	$120,484	$87,964	$72,852

Current liabilities:
Accounts payable and accrued expenses	$12,454	$14,147	$9,306
Transit accounts payable	31,102	9,767	2,064
Accrued payroll and related costs	11,203	13,023	13,027
Finance lease payable	233	462	437
Income taxes payable	330	85	-
Operating right of use liability	693	1,349	1,502
Contingent consideration from acquisitions	300	472	103
Deferred liabilities	1,881	1,119	3,418
Total current liabilities	58,196	40,424	29,857

Deferred income taxes, net, foreign	187	166	142
Deferred income taxes, net, domestic	1,568	1,495	-
Finance lease payable	-	232	502
Contingent consideration from acquisitions, net of current portion	1,671	1,970	600
Operating right of use liability, net of current portion	2,268	2,932	1,631
Borrowings under line of credit	30,804	8,783	14,151
Total liabilities	94,694	56,002	46,883

Contingencies (note 16) and Commitments (note 18)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
17,673,427 shares issued and 7,844,821 shares outstanding at December 30, 2023, 17,287,967 shares issued and 9,285,318 shares outstanding at December 31, 2022 and 16,903,157 shares issued and 10,290,935 shares outstanding at January 1, 2022	882	863	845
Additional paid-in capital	116,579	113,878	111,068
Accumulated other comprehensive loss	(2,813)	(2,863)	(2,699)
Accumulated deficit	(19,265)	(36,096)	(56,985)
Treasury stock, 9,828,606 shares at December 30, 2023, 8,002,649 shares at December 31, 2022 and 6,612,222 shares at January 1, 2022	(69,593)	(43,820)	(26,260)
Stockholders’ equity	25,790	31,962	25,969

Total liabilities and stockholders’ equity	$120,484	$87,964	$72,852

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

(Dollars in thousands, except per share amounts, unless otherwise indicated)

	December 30, 2023	December 31, 2022	January 1, 2022

Revenue	$263,237	$284,680	$203,875
Cost of services	186,541	201,753	150,751
Gross profit	76,696	82,927	53,124

Operating costs and expenses
Selling, general and administrative	52,185	53,395	42,019
Depreciation and amortization of property and equipment	1,032	995	1,007
Amortization of acquired intangible assets	182	46	95
Gain on sale of assets	(395)	(219)	(2,420)
Remeasurement of acquisition-related contingent consideration	-	(88)	(1,713)
Operating costs and expenses	53,004	54,129	38,988

Operating income	23,692	28,798	14,136

Other expense (income)
Interest expense and other, net	1,399	370	365
Change in fair value of contingent consideration	-	-	52
Loss (gain) on foreign currency transactions	98	(52)	(195)
Other expense, net	1,497	318	222

Income before income taxes	22,195	28,480	13,914
Income tax expense	5,364	7,591	2,925

Net income	$16,831	$20,889	$10,989

Basic net earnings per share	$2.03	$2.08	$1.00
Diluted net earnings per share	$1.96	$2.00	$0.95

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands unless otherwise indicated)

	December 30,	December 31,	January 1,
	2023	2022	2022

Net income	$16,831	$20,889	$10,989
Other comprehensive income (loss)	50	(164)	(149)
Total comprehensive income	$16,881	$20,725	$10,840

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Amounts in thousands, except share amounts, unless otherwise indicated)

	Common Stock		Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount					Shares	Amount

Balance, January 2, 2021	16,224,191	$811	$(420)	$109,588	$(2,550)	$(67,974)	4,681,311	$(17,217)	$22,238

Issuance of stock under employee stock purchase plan	101,784	5	-	131	-	-	-	-	136
Stock subscription receivable	250,000	13	420	(13)	-	-	-	-	420
Equity compensation expense from awards issued	-	-	-	1,358	-	-	-	-	1,358
Issuance of stock upon vesting of restricted share awards	327,182	16	-	(16)	-	-	-	-	-
Effect of excess tax deduction over book expense associated with exercise of equity awards	-	-	-	20	-	-	-	-	20
Purchase of treasury stock	-	-	-	-	-	-	1,930,911	(9,043)	(9,043)
Foreign currency translation adjustment	-	-	-	-	(149)	-	-	-	(149)
Net income	-	-	-	-	-	10,989	-	-	10,989

Balance, January 1, 2022	16,903,157	$845	$-	$111,068	$(2,699)	$(56,985)	6,612,222	$(26,260)	$25,969

Issuance of stock under employee stock purchase plan	83,879	4	-	404	-	-	-	-	408
Equity compensation expense from awards issued	-	-	-	1,582	-	-	-	-	1,582
Issuance of stock upon vesting of restricted share awards	262,931	12	-	(12)	-	-	-	-	-
Effect of excess tax deduction over book expense associated with exercise of equity awards	-	-	-	206	-	-	-	-	206
Common stock issued for acquisition	38,000	2	-	630	-	-	-	-	632
Purchase of treasury stock	-	-	-	-	-	-	1,390,427	(17,560)	$(17,560)
Foreign currency translation adjustment	-	-	-	-	(164)	-	-	-	(164)
Net income	-	-	-	-	-	20,889	-	-	20,889

Balance, December 31, 2022	17,287,967	$863	$-	$113,878	$(2,863)	$(36,096)	8,002,649	$(43,820)	$31,962

Issuance of stock under employee stock purchase plan	66,501	3	-	699	-	-	-	-	702
Equity compensation expense from awards issued	-	-	-	2,092	-	-	-	-	2,092
Issuance of stock upon vesting of restricted share awards	310,959	16	-	(16)	-	-	-	-	-
Effect of excess tax deduction over book expense associated with exercise of equity awards	-	-	-	(206)	-	-	-	-	(206)
Common stock issued for acquisition	8,000	-	-	132	-	-	-	-	132
Purchase of treasury stock	-	-	-	-	-	-	1,825,957	(25,773)	(25,773)
Foreign currency translation adjustment	-	-	-	-	50	-	-	-	-
Net income	-	-	-	-	-	16,831	-	-	16,831

Balance, December 30, 2023	17,673,427	$882	$-	$116,579	$(2,813)	$(19,265)	9,828,606	$(69,593)	$25,790

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands unless otherwise indicated)

	December 30, 2023	December 31, 2022	January 1, 2022
Cash flows from operating activities:
Net income	$16,831	$20,889	$10,989

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,214	1,041	1,102
Gain on sale of assets	(395)	(219)	(2,420)
Remeasurement of acquisition-related contingent consideration	-	(88)	(1,713)
Change in fair value of contingent consideration	-	-	52
Equity compensation expense from awards issued	2,092	1,582	1,358
Effect of excess tax deduction on equity awards	(206)	206	20
Provision for losses on accounts receivable	656	(1,038)	(208)
Deferred income tax expense	41	2,054	2,542
Change in operating right of use assets	919	1,001	1,057
Changes in operating assets and liabilities:
Accounts receivable	(20,576)	(1,509)	(14,710)
Prepaid expenses and other current assets	3	(2,350)	1,838
Net of transit accounts receivable and payable	15,724	5,433	(1,317)
Accounts payable and accrued expenses	(1,506)	4,919	1,518
Accrued payroll and related costs	(1,825)	24	149
Right of use liabilities	(1,353)	(1,642)	(1,919)
Income taxes payable	242	276	(436)
Deferred revenue	762	(2,299)	3,020
Deposits	(141)	3	(7)
Total adjustments and changes in operating assets and liabilities	(4,349)	7,394	(10,074)
Net cash provided by operating activities	12,482	28,283	915

Cash flows from investing activities:
Property and equipment acquired	(2,931)	(889)	(568)
Payments for business acquired	-	(4,150)	-
Proceeds from sale of assets	395	219	6,859
Net cash (used in) provided by investing activities	(2,536)	(4,820)	6,291

Cash flows from financing activities:
Borrowings under line of credit	148,957	105,184	110,481
Repayments under line of credit	(126,936)	(110,552)	(108,220)
Issuance of stock for employee stock purchase plan	702	408	137
Changes in finance lease obligations	(463)	(508)	(415)
Contingent consideration paid	(339)	(99)	(494)
Common stock repurchase	(25,773)	(17,560)	(9,043)
Net cash used in financing activities	(3,852)	(23,127)	(7,554)
Effect of exchange rate changes on cash and cash equivalents	(149)	(232)	(151)
Increase (decrease) in cash and cash equivalents	5,945	104	(499)
Cash and cash equivalents at beginning of period	339	235	734

Cash and cash equivalents at end of period	$6,284	$339	$235

Supplemental cash flow information:
Cash paid for:
Interest	$1,192	$297	$417
Income taxes	$4,447	$5,095	$1,010

Non-cash investing activities:
Contingent consideration relating to acquisitions	$-	$1,927	$-
Value of shares issued pursuant to acquisitions	$-	$631	$-
Fixed assets acquired in acquisitions	$-	$5	$-

Non-cash financing activities:
Issuance of accrued share-based compensation	$-	$-	$580
Right of use assets obtained in exchange for lease obligations	$33	$3,047	$1,832
Value of shares issued as contingent consideration	$132	$-	$-

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

RCM Technologies, Inc. (the “Company” or “RCM”) is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced engineering, life sciences and information technology services. Additionally, the Company provides specialty health care staffing services through its Specialty Health Care Services group. RCM’s offices are primarily located in major metropolitan centers throughout North America, with additional offices in the Netherlands, Serbia and Germany.

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

The Company held $103, $79 and $21 of cash and cash equivalents in Canadian banks as of December 30, 2023, December 31, 2022 and January 1, 2022, respectively, which was held principally in Canadian dollars.  The Company held $638, $203 and $169 of cash and cash equivalents in Serbian banks as of December 30, 2023, December 31, 2022 and January 1, 2022, respectively, which was held in various currencies. The Company held $54 of cash and cash equivalents in German banks as of December 30, 2023, which was held primarily in Euros. The office in Germany was opened in April 2023. The Company held $4, $16 and $2 of cash and cash equivalents in Netherlands banks as of December 30, 2023, December 31, 2022 and January 1, 2022, respectively, which was held in various currencies.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are primarily due from trade customers. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. The Company adopted ASU 2016-13 in the first quarter of 2023. There was no material impact on the results of operation. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables previously written off are credited to bad debt expense.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Unbilled Accounts Receivable and Work-in-Process

Unbilled receivables primarily represent revenue earned whereby those services are ready to be billed as of the balance sheet ending date. Work-in-process primarily represents revenue earned under contracts which the Company is contractually precluded from invoicing until future dates as project milestones are realized. The Company follows Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers when recording revenue on unbilled accounts receivable and work-in-process. See Note 4 for further details.

Transit Accounts Receivable and Transit Accounts Payable

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may purchase equipment on behalf of the Company’s customer or engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  In such situations, the Company acts as an agent under the provisions of FASB ASC 606 “Revenue from Contracts with Customers” and therefore recognizes revenue on a “net-basis.”  The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.

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

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

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

The Company did not record a goodwill impairment charge in fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022. There can be no assurance that future indicators of impairment and tests of goodwill impairment will not result in an impairment charge.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived and Intangible Assets

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

Software

In accordance with FASB ASC 350-40 “Accounting for Internal Use Software,” certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, the Company capitalized $1,947, $282 and $1,256, respectively, for software costs. The net balance after accumulated depreciation for all software costs capitalized as of December 30, 2023, December 31, 2022 and January 1, 2022 was $2,325, $977 and $1,350, respectively.

Income Taxes

The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. The Company evaluated the deferred tax assets and determined on the basis of objective factors that the net assets will be realized through future years’ taxable income. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required. The Company did not have any valuation allowance as of December 30, 2023, December 31, 2022 and January 1, 2022.

The Company accounts for income taxes in accordance with FASB ACS 740 “Income Taxes” (FASB ASC 740) which requires an asset and liability approach of accounting for income taxes.  FASB ASC 740 requires assessment of the likelihood of realizing benefits associated with deferred tax assets for purposes of determining whether a valuation allowance is needed for such deferred tax assets.  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Company measures its deferred tax assets and liabilities using the tax rates that the Company believes will apply in the years in which the temporary differences are expected to be recovered or paid. The Company and its wholly owned United States subsidiaries file a consolidated federal income tax return.  The Company also files tax returns in Canada, Germany, Puerto Rico and Serbia.

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

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

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

The following table presents our revenue disaggregated by revenue source for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022:

	December 30, 2023	December 31, 2022	January 1, 2022
Specialty Health Care:
Time and Material	$134,941	$158,001	$97,363
Permanent Placement Services	1,300	1,447	1,132
Total Specialty Health Care	$136,241	$159,448	$98,495

Engineering:
Time and Material	$42,443	$44,915	$33,937
Fixed Fee	42,232	41,021	32,168
Permanent Placement Services	-	1	67
Total Engineering	$84,675	$85,937	$66,172

Life Sciences and Information Technology:
Time and Material	$35,368	$35,473	$37,181
Fixed Fee	6,551	3,022	1,390
Permanent Placement Services	402	800	637
Total Life Sciences and Information Technology	$42,321	$39,295	$39,208
	$263,237	$284,680	$203,875

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

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

Fixed Fee

From time to time and predominantly in our Engineering segment, the Company enters into contracts requiring the completion of specific deliverables.  The Company has master services agreements with many of its customers that broadly define terms and conditions. Actual services performed under fixed fee arrangements are typically delivered under purchase orders that more specifically define terms and conditions related to that fixed fee project. While these master services agreements can often span several years, the Company’s fixed fee purchase orders are typically performed over six to nine month periods.  In instances where project services are provided on a fixed-price basis, revenue is recorded in accordance with the terms of each contract.  In certain instances, revenue is invoiced at the time certain milestones are reached, as defined in the contract.  Revenue under these arrangements are recognized as the costs on these contracts are incurred.  From time-to-time, amounts paid in excess of revenue earned and recognized are recorded as deferred revenue, included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.  Additionally, some contracts contain “Performance Fees” (bonuses) for completing a contract under budget.  Performance Fees, if any, are recorded when earned.  Some contracts also limit revenue and billings to specified maximum amounts.  Provisions for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a specific deliverable and the work is not complete and the revenue is not recognized, the costs incurred are deferred as a prepaid asset.  The associated costs are expensed when the related revenue is recognized.

Permanent Placement Services

The Company earns permanent placement fees from providing permanent placement services. These fees are typically based on a percentage of the compensation paid to the person placed with the Company’s client. The Company guarantees its permanent placements on a prorated basis for 90 days. In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate. In the event a replacement candidate cannot be located, the Company will provide a prorated refund to the client. An allowance for refunds, based upon the Company’s historical experience, is recorded in the financial statements.  Permanent placement revenue was $1.7 million, $2.2 million and $1.8 million for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

The deferred revenue balance as of December 30, 2023, December 31, 2022 and January 1, 2022 was $1.9 million, $1.1 million and $3.4 million, respectively.  Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence.  In fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, the Company recognized revenue of $1.1 million, $3.4 million and $0.4 million, respectively, that was included in deferred revenue at the beginning of the period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Transit Receivables and Transit Payables

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may purchase equipment on behalf of the Company’s customer or engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency, the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable,” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $8.9 million and related transit accounts payable was $31.1 million, for a net payable of $22.2 million, as of December 30, 2023. The transit accounts receivable was $3.3 million and related transit accounts payable was $9.8 million, for a net payable of $6.5 million, as of December 31, 2022. The transit accounts receivable was $1.0 million and related transit accounts payable was $2.1 million, for a net payable of $1.1 million, as of January 1, 2022.

Concentrations

During the fiscal year ended December 30, 2023, the Company had two customers exceed 10% of consolidated revenue, representing 17.1% and 10.1% of consolidated revenue, respectively. During the fiscal year ended December 31, 2022, the Company had two customers exceed 10% of consolidated revenue, representing 13.2% and 12.7% of consolidated revenue, respectively. During the fiscal year ended January 1, 2022, no client accounted for 10% or more of consolidated revenue.  All customers exceeding 10% of consolidated revenue during the periods presented are included in the Company’s Specialty Health Care segment.

The Company’s five, ten and twenty largest customers accounted for approximately 39.1%, 50.4% and 62.7%, respectively, of the Company’s revenue for the fiscal year ended December 30, 2023. The Company’s five, ten and twenty largest customers accounted for approximately 43.0%, 53.7% and 67.0%, respectively, of the Company’s revenue for the fiscal year ended December 31, 2022. The Company’s five, ten and twenty largest customers accounted for approximately 35.8%, 52.5% and 65.1%, respectively, of the Company’s revenue for the fiscal year ended January 1, 2022.

As of December 30, 2023, two clients represented more than 10% of the Company’s accounts receivable, net, representing 21.2% and 14.7%, respectively. As of December 31, 2022, two clients represented more than 10% of the Company’s accounts receivable, net, representing 16.1% and 12.5%, respectively. As of January 1, 2022, two clients represented more than 10% of the Company’s accounts receivable, net, representing 15.3% and 14.2%.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The functional currency of the Company’s Canadian, Serbian and German subsidiaries is the local currency. Assets and liabilities are translated at period-end exchange rates. Income and expense items are translated at weighted average rates of exchange prevailing during the year. Any translation adjustments are included in the accumulated other comprehensive income account in stockholders’ equity. Transactions executed in different currencies resulting in exchange adjustments are translated at spot rates and resulting foreign exchange transaction gains and losses are included in the results of operations.

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

Restricted share and share unit awards are recognized at their fair value. The amount of compensation cost is measured on the grant date fair value of the equity instrument issued. The compensation cost of the restricted share and share unit awards is recognized over the vesting period of the restricted share and share unit awards on a straight-line basis. Restricted share and share unit awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s restricted share or share unit award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. Dividends for restricted share and share unit awards that ultimately do not vest are forfeited.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $781, $925 and $914 for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

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

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal years ended December 30, 2023 (fiscal 2023), December 31, 2022 (fiscal 2022) and January 1, 2022 (fiscal 2021) consisted of fifty-two weeks each.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

4.    ACCOUNTS RECEIVABLE, TRANSIT ACCOUNTS RECEIVABLE AND TRANSIT ACCOUNTS PAYABLE

The Company’s accounts receivable are comprised as follows:

	December 30, 2023	December 31, 2022	January 1, 2022
Billed	$51,111	$40,256	$37,396
Unbilled	14,737	6,615	10,231
Work-in-progress	6,442	4,991	1,810
Allowance for sales discounts and doubtful accounts	(1,600)	(1,100)	(1,197)

Accounts receivable, net	$70,690	$50,762	$48,240

Unbilled receivables primarily represent revenue earned whereby those services are ready to be billed as of the balance sheet ending date. Work-in-progress primarily represents revenue earned under contracts which the Company contractually invoices at future dates.

5.    PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 30, 2023	December 31, 2022	January 1, 2022
Computers and systems	$5,513	$4,077	$4,133
Equipment and furniture	262	220	86
Leasehold improvements	413	267	159
Laboratory equipment	173	67	-
	6,360	4,630	4,378

Less: accumulated depreciation and amortization	2,355	2,532	2,439

Property and equipment, net	$4,005	$2,098	$1,939

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $1,201, $901 and $1,671 during the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. For the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, depreciation and amortization expense for property and equipment was $1,052, $995 and $1,007, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

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

The consideration and estimated fair value of assets acquired and liabilities assumed is as follows:

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

Property and equipment, net	$5
Customer relationships	910
Goodwill(a)	5,793
Total consideration	$6,708

(a)	The goodwill is expected to be fully deductible for tax purposes over a period of 15 years, except for the portion of contingent consideration which is deductible only when paid.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

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

Potential future contingent payments to be made to all active acquisitions after December 30, 2023 are capped at a cumulative maximum of $9.6 million. The Company paid contingent consideration of $0.3 million, $0.1 million and $0.5 million during the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

The changes in the liability for contingent consideration from acquisitions for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 are as follows:

Balance as of January 2, 2021	$2,858

Contingent payments made	(494)
Changes in fair value of contingent consideration	52
Remeasurement of contingent consideration	(1,713)

Balance as of January 1, 2022	$703

Contingent payments made	(99)
Remeasurement of contingent consideration	(88)
Acquisition of TalentHerder	1,926

Balance as of December 31, 2022	$2,442

Contingent payments - cash	(339)
Contingent payments - stock	(132)

Balance as of December 30, 2023	$1,971

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.    ACQUISITIONS AND DIVESTITURES (CONTINUED)

Future Contingent Payments

As of December 30, 2023, the Company had two acquisition agreements whereby additional contingent consideration may be earned by the sellers: 1) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC, and 2) effective October 2, 2022, the Company acquired certain assets of TalentHerder LLC. The Company estimates future contingent payments at December 30, 2023 as follows:

Total
The four quarters following December 30, 2023	$300
Thereafter	1,671
Estimated future contingent consideration payments	$1,971

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

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of December 30, 2023.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

Divestiture of Assets

On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices in Ontario, Canada.  These two offices were often called Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada.  The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment.  The Company will continue to offer other engineering services in Canada and similar services in the United States.  The Company evaluated this transaction under ASC 205-20, discontinued operations, and determined it did not meet the requirements to be treated as such.  The transaction netted a gain on sale of assets of $2.4 million for the year ended January 1, 2022.  The purchase agreement provided for a typical indemnity escrow held by an independent escrow agent.  The net proceeds released from the escrow account generated a gain on sale of assets of $0.4 million and $0.2 million for the years ended December 30, 2023, and December 31, 2022, respectively.  For the fiscal year ended January 1, 2022, these two offices generated revenue of $4.9 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

7.    GOODWILL

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  The Company reviewed industry and market conditions, reporting unit specific events as well as overall financial performance and determined that no indicators of impairment of goodwill existed during the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022. As such, no impairment loss on the Company’s goodwill during the fiscal years ended December 30, 2023, December 31, 2022 or January 1, 2022 was recorded as a result of such review.

The changes in the carrying amount of goodwill for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 are as follows:

	Engineering	Specialty Health Care	Information Technology	Total
Balance as of January 2, 2021	$11,918	$2,398	$2,038	$16,354

No change in fiscal 2021	-	-	-	-

Balance as of January 1, 2022	$11,918	$2,398	$2,038	$16,354

Acquisition of TalentHerder	-	-	5,793	5,793

Balance as of December 31, 2022	$11,918	$2,398	$7,831	$22,147

No change in fiscal 2023	-	-	-	-

Balance as of December 30, 2023	$11,918	$2,398	$7,831	$22,147

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

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

Details of intangible assets by class at December 30, 2023, December 31, 2022 and January 1, 2022:

	December 30, 2023	December 31, 2022	January 1, 2022
Customer relationships	$683	$864	$-

Total intangible assets	$683	$864	$-

Amortization of acquired intangible assets for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $182, $46 and $95, respectively. The remaining intangible asset balance will be amortized through fiscal 2027.

Estimated future amortization expense, by fiscal years, for these intangibles assets are as follows:

2024	$182
2025	182
2026	182
2027	137

Total	$683

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

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

The Fourth Amended and Restated Loan Agreement provides for a $45.0 million revolving credit facility (the “Revolving Credit Facility”), has no limitation for letters of credit, and expires on April 24, 2026.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 were 6.5%, 2.2% and 2.0%, respectively.

All borrowings under the Fourth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of December 30, 2023, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of December 30, 2023, December 31, 2022 and January 1, 2022 were $30.8 million, $8.8 million and $14.2 million, respectively. At December 30, 2023, December 31, 2022 and January 1, 2022, there were letters of credit outstanding for $2.0 million, $1.9 million, and $1.9 million, respectively. At December 30, 2023, the Company had availability for additional borrowings under the Revolving Credit Facility of $12.1 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

10.   PER SHARE DATA

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share. The number of weighted-average shares used to calculate basic and diluted earnings per share for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 was determined as follows:

	Fiscal Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Basic weighted average shares outstanding	8,308,867	10,051,688	11,035,361
Dilutive effect of outstanding restricted share awards	283,705	390,488	589,740

Diluted weighted average shares outstanding	8,592,572	10,442,176	11,625,101

For the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, there were no anti-dilutive shares included in the calculation of common stock equivalents as there were no stock options outstanding.

Unissued shares of common stock were reserved for the following purposes:

	December 30, 2023	December 31, 2022	January 1, 2022
Time-based restricted stock awards outstanding	376,618	274,939	420,628
Performance-based restricted stock awards outstanding	100,000	225,000	125,000
Future grants of options or shares	603,044	890,682	107,924
Shares reserved for employee stock purchase plan	297,730	364,231	448,110

Total	1,377,392	1,754,852	1,101,662

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.    SHARE BASED COMPENSATION

At December 30, 2023, the Company had two share-based employee compensation plans, the Employee Stock Purchase Plan and the 2014 Omnibus Equity Compensation Plan.

The Company measures the fair value of share-based awards, if and when granted, based on the Black-Scholes method and using the closing market price of the Company’s common stock on the date of grant. Awards typically vest over periods ranging from one to five years and expire within 10 years of issuance. The Company may also issue immediately vested equity awards. Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method. The Company expenses performance-based awards only when the performance metrics are likely to be achieved and the associated awards are therefore likely to vest. Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal when they are later determined to be unlikely to vest or forfeited. Discussion of share and share-based awards herein references awards of shares and share units.

Share-based compensation expense of $2.1 million, $1.6 million, and $1.4 million was recognized for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. Share-based compensation for performance-based equity agreements were $0.7 million, $0.8 million and $0.4 million for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. As of December 30, 2023, there were 100,000 performance-based restricted stock awards outstanding. Share-based compensation expense is included in selling, general and administrative expense in the Company’s statement of operations.

As of December 30, 2023, the Company had $3.2 million of total unrecognized compensation cost, with nearly all of the unrecognized compensation cost related to time-based non-vested share-based awards outstanding. The Company expects to recognize the expense associated with time-based non-vested share-based awards through fiscal 2027.  These amounts do not include a) the cost of any additional share-based awards granted after December 30, 2023 or b) the impact of any potential changes in the Company’s forfeiture rate.

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

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions. During the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, there were 66,501, 83,879 and 101,784 shares issued under the Purchase Plan for net proceeds of $0.7 million, $0.4 million and $0.1 million, respectively. As of December 30, 2023, there were 297,730 shares available for issuance under the Purchase Plan. Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $0.3 million, $0.3 million and $0.1 million, respectively.

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

All stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of December 30, 2023, there were no accrued dividends. Dividends for stock awards that ultimately do not vest are forfeited.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.    SHARE BASED COMPENSATION (CONTINUED)

2014 Omnibus Equity Compensation Plan (the 2014 Plan) (Continued)

As of December 30, 2023, under the 2014 Plan, 376,618 time-based shares were outstanding, 100,000 performance-based restricted stock awards were outstanding and 603,044 shares were available for awards thereunder.

The intrinsic value of all equity grants for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $13.8 million, $3.5 million and $2.9 million, respectively. These amounts are based on the equity price on the last trading day in the period presented.

Time-Based Restricted Stock Awards

From time-to-time the Company issues time-based restricted stock awards. The following summarizes the activity in the time-based restricted stock awards under the 2014 Plan during the fiscal year ended December 30, 2023:

	Number of Time-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 1, 2022	420,628	$2.69
Granted	56,500	$8.07
Vested	(136,931)	$3.46
Forfeited or expired	(65,258)	$1.95
Outstanding non-vested at December 31, 2022	274,939	$3.59
Granted	293,978	$13.23
Vested	(181,197)	$2.83
Forfeited or expired	(11,102)	$2.23
Outstanding non-vested at December 30, 2023	376,618	$11.53

Based on the closing price of the Company’s common stock of $29.04 per share on December 29, 2023 (the last trading day prior to December 30, 2023), the intrinsic value of the time-based non-vested restricted stock awards at December 30, 2023 was approximately $10.9 million. As of December 30, 2023, there was approximately $3.2 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock awards through fiscal 2028.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

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

The following summarizes the activity in the performance-based restricted stock awards during the fiscal year ended December 30, 2023:

	Number of Performance-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 1, 2022	125,000	$3.26
Granted	225,000	$8.73
Vested	(125,000)	$3.26
Forfeited or expired	-	-
Outstanding non-vested at December 31, 2022	225,000	$8.73
Granted	-	-
Vested	(125,000)	$6.15
Forfeited or expired	-	-
Outstanding non-vested at December 30, 2023	100,000	$11.96

As of December 30, 2023, there was one outstanding grant for performance-based restricted stock awards issued to Bradley Vizi, the Company’s Chief Executive Officer. In December 2022, the Company issued a performance-based restricted stock unit grant of 100,000 shares, subject to increase up to 125,000 shares, based on fiscal 2023 performance (the “2023 Grant”). The Company has not made a determination as to how many shares it expects to issue under the 2023 Grant.

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

Share-based compensation for performance-based equity agreement was $0.7 million, $0.8 million and $0.4 million for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

During the fiscal year ended December 30, 2023, the Company awarded 4,762 immediately vested share awards at an average price of $10.50. During the fiscal year ended December 31, 2022, the Company awarded 1,000 immediately vested share awards at an average price of $18.48. During the fiscal year ended January 1, 2022, the Company awarded 125,000 immediately vested share awards at an average price of $2.17.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.    SHARE BASED COMPENSATION (CONTINUED)

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 2, 2021	709,805	$1.92
Granted – time-based vesting	163,005	$3.81
Granted – performance-based vesting	125,000	$3.26
Vested	(452,182)	$1.89
Forfeited or expired	-	-
Outstanding non-vested at January 1, 2022	545,628	$2.82
Granted – time-based vesting	56,500	$8.07
Granted – performance-based vesting	100,000	$11.96
Vested	(136,931)	$3.46
Forfeited or expired	(65,258)	$1.95
Outstanding non-vested at December 31, 2022	499,939	$5.91
Granted – time-based vesting	293,978	$13.23
Granted – performance-based vesting	-	-
Vested	(306,197)	$4.18
Forfeited or expired	(11,102)	$2.23
Outstanding non-vested at December 30, 2023	476,618	$11.62

Based on the closing price of the Company’s common stock of $29.04 per share on December 29, 2023, the intrinsic value of all outstanding unvested equity awards at December 30, 2023 was $13.8 million.

12.    TREASURY STOCK TRANSACTIONS

On April 25, 2023, the Board authorized a program to repurchase shares of its common stock up to an amount not to exceed $25.0 million.  This program succeeds the Company’s prior repurchase program authorized in November 2021, which was substantially completed in April 2023. The program is designed to provide the Company with enhanced flexibility over the long term to optimize its capital structure.  Shares of the Common Stock may be repurchased in the open market or through negotiated transactions.  The program may be terminated or suspended at any time at the discretion of the Company. The Company may enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases if the criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows when the Company typically would not be active in the market.

On April 24, 2023, the Company agreed to repurchase, in a private transaction approved by the Board, 333,686 shares of common stock at a per-share price of $11.91 per share.

During the fiscal year ended December 30, 2023, the Company purchased 1,825,957 shares at an average price of $14.00 per share. During the fiscal year ended December 31, 2022, the Company purchased 1,309,427 shares at an average price of $12.63 per share. During the fiscal year ended January 1, 2022, the Company purchased 1,930,911 shares at an average price of $4.68 per share. As of December 30, 2023, the Company has $13.6 million available for future treasury stock purchases.

The Company accrued $0.2 million in excise tax associated with its Treasury Stock Repurchase Plan during the fiscal year ended December 30, 2023.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

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

In November 2023, the Financial Accounting Standard Board (FASB) issued ASU 2023-07, “Segment reporting (Topic 280)”, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM) as well as other segment items, extend certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. We are currently evaluating the provisions of this ASU and expect to adopt them for the fiscal year ending December 28, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. We are currently evaluating the effect that adoption of ASU 2023-09 will have on our disclosures.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

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

Segment operating income (loss) includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Fiscal Year Ended December 30, 2023	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total

Revenue	$136,241	$84,675	$42,321	$-	$263,237

Cost of services	96,309	64,071	26,161	-	186,541

Gross profit	39,932	20,604	16,160	-	76,696

Selling, general and administrative	26,010	16,964	9,211	-	52,185

Depreciation and amortization of property and equipment	383	504	145	-	1,032

Amortization of acquired intangible assets	-	-	182	-	182

Gain on sale of assets	-	(395)	-	-	(395)

Operating income	$13,539	$3,531	$6,622	$-	$23,692

Total assets as of December 30, 2023	$43,769	$46,425	$18,586	$11,704	$120,484
Property and equipment acquired	$141	$724	$123	$1,943	$2,931

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

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

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

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

The Company derives a majority of its revenue from offices in the United States. Revenue reported for each operating segment are all from external customers. The Company is domiciled in the United States and its segments operate in the United States, Canada, Germany, Puerto Rico and Serbia. Revenue by geographic area for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 are as follows:

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Revenue
United States	$246,578	$272,342	$186,169
Canada	6,480	4,708	9,578
Puerto Rico	6,515	5,180	5,237
Europe	3,664	2,630	2,891
	$263,237	$284,680	$203,875

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.    SEGMENT INFORMATION (CONTINUED)

Total assets by geographic area as of the reported periods are as follows:

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Total Assets
United States	$110,781	$81,558	$67,296
Canada	1,880	1,640	1,327
Puerto Rico	3,476	1,401	963
Europe	4,347	3,365	3,266
	$120,484	$87,964	$72,852

15.   INCOME TAXES

Generally, the Company’s relative income or loss generated in each of its jurisdictions can materially impact the consolidated effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income, versus United States pretax income.  The consolidated effective income tax rate for fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 were 24.2%, 26.7% and 21.0%, respectively.  The Company’s United States Federal statutory tax rate for fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, before any adjustments, was 21.0%.  The income tax provisions reconciled to the tax computed at the United States Federal statutory rate for fiscal years 2023, 2022 and 2021 are as follows:

	December 30, 2023	December 31, 2022	January 1, 2022
Federal statutory rate	21.0%	21.0%	21.0%
Tax expense on taxable income at federal statutory rate	$4,661	$5,981	$2,922
State and Puerto Rico income taxes, net of Federal income tax benefit	1,082	1,373	519
Permanent differences domestic and foreign	(269)	109	(771)
Foreign income tax rates	25	15	89
Other	(135)	113	(166)
Total income tax expense	$5,364	$7,591	$2,925

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.  INCOME TAXES (CONTINUED)

The components of income tax expense (benefit) are as follows:

	Fiscal Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Current
Federal	$3,055	$2,962	$47
State and local	1,608	1,020	45
Foreign	660	359	292
	5,323	4,341	384

Deferred
Federal	217	2,507	2,152
State	(143)	718	612
Foreign	(33)	25	(223)
	41	3,250	2,541
Total	$5,364	$7,591	$2,925

The components of earnings before income taxes by United States and foreign jurisdictions were as follows:

	Fiscal Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
United States and Puerto Rico	$19,333	$26,722	$10,880
Foreign jurisdictions	2,862	1,758	3,034
	$22,195	$28,480	$13,914

A reconciliation of the unrecognized tax benefits for the year December 30, 2023:

Unrecognized Tax Benefits
Balance as of January 2, 2021	$-
Gross increases: tax positions in prior period	-
Gross increases: tax positions in current period	1,196
Balance as of January 1, 2022	$1,196
Gross increases: tax positions in prior period	-
Gross increases: tax positions in current period	-
Balance as of December 31, 2022	$1,196
Gross increases: tax positions in prior period	-
Gross increases: tax positions in current period	-

Balance as of December 30, 2023	$1,196

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

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

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes and records such amounts to tax expense.  The Company recorded no expense for penalties or interest in the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022.

At December 30, 2023, December 31, 2022 and January 1, 2022, deferred tax assets and liabilities consist of the following:

	December 30, 2023	December 31, 2022	January 1, 2022
Deferred tax assets:
Allowance for doubtful accounts	$421	$270	$297
Federal and state net operating loss carryforward	48	-	1,153
Compensation	747	775	693
Reserves, accruals, and other	760	296	421
Lease liability	777	1,118	844
Net operating loss carryforward, Germany	55	-	-
Total deferred tax assets	2,808	2,459	3,408

Deferred tax liabilities:
Intangible assets, net of amortization	(1,860)	(1,696)	(1,428)
Prepaid expense deferral	(1,044)	(872)	(552)
Fixed assets, net of depreciation	(689)	(433)	(392)
Right of use assets	(728)	(953)	(501)
Deferred tax liability, net, Canada	(187)	(166)	(142)
Total deferred tax liabilities	(4,508)	(4,120)	(3,015)
Total deferred tax (liabilities) assets, net	$(1,700)	$(1,661)	$393

The Company has gross state net operating losses of $0.6 million and foreign net operating losses of $0.1 million to be applied to the net income of future tax returns, respectively.  The state net operating losses are subject to various expiration periods.  The foreign net operating losses have an indefinite carryforward period.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Germany, Puerto Rico and Serbia. The Company and its subsidiaries file a consolidated United States Federal income tax return and file in various states. The Company has no open federal or state audits as of December 30, 2023. The Company is no longer subject to audits by state and local tax authorities for tax years prior to 2019. The Company is no longer subject to audit in Canada for the tax years prior to tax year 2019.  The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2018.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, and share-based compensation. The actual 2023 effective tax rate may vary from the estimate depending on the actual operating income earned in various jurisdictions, and the exercise of stock options and vesting of share-based awards.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.  INCOME TAXES (CONTINUED)

Under APB 23, foreign earnings are generally not subject to U.S. tax until repatriated or deemed repatriated under the anti-deferral rules.  The Company has determined that as of December 30, 2023, all current and future earnings in its foreign subsidiaries will be permanently reinvested.   Based on this determination, the anti-deferral rules have no material impact on the Company.

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

The Company is exposed to various asserted claims as of December 30, 2023, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of December 30, 2023, the Company has accrued $2.9 million for asserted claims.

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

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

17.    RETIREMENT PLANS

Profit Sharing Plans

The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees in the United States and other similar plans in Canada, Puerto Rico and Serbia (the “Retirement Plans”). The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations. The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the Retirement Plans. Contributions to the Retirement Plans charged to operations by the Company for the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022 were $698, $626 and $721, respectively.

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

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

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

The components of lease expense were as follows:

	Fiscal Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Operating lease cost	$1,428	$1,598	$1,891

Finance lease cost
Amortization of right of use assets	$484	$487	$401
Interest on lease liabilities	4	7	9
Total finance lease cost	$488	$494	$410

Supplemental Cash Flow information related to leases was as follows:

	December 30, 2023	December 31, 2022	January 1, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,464	$1,633	$1,957
Operating cash flows from finance leases	$5	$8	$9
Financing cash flows from finance leases	$462	$508	$415

Right of use assets obtained in exchange for lease obligations
Operating leases	$33	$2,790	$830
Finance leases	-	$257	$1,002

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.    COMMITMENTS (CONTINUED)

Leases (Continued)

Supplemental Balance Sheet information as of December 30, 2023, December 31, 2022 and January 1, 2022 related to leases was as follows:

	December 30, 2023	December 31, 2022	January 1, 2022
Operating leases
Operating lease right of use assets	$2,779	$3,665	$1,877

Operating right of use liability - current	$(693)	$(1,349)	$(1,502)
Operating right of use liability - non-current	(2,268)	(2,932)	(1,631)
Total operating lease liabilities	$(2,961)	$(4,281)	$(3,133)

Finance leases
Property and equipment - (right of use assets)	$926	$1,177	$1,367
Accumulated depreciation	(695)	(461)	(375)
Property and equipment, net	$231	$716	$992

Finance lease liability - current	$(233)	$(462)	$(437)
Finance lease liability - non-current	-	(232)	(502)
Total finance lease liabilities	$(233)	$(694)	$(939)

Weighted average remaining lease term in years
Operating leases	8.61	6.78	1.80
Finance leases	.50	1.50	2.34

Weighted average discount rate
Operating leases	3.15%	3.10%	3.32%
Finance leases	0.87%	0.87%	1.15%

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 30, 2023, December 31, 2022 and January 1, 2022

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.    COMMITMENTS (CONTINUED)

Leases (Continued)

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2024	$771	$233
2025	506	-
2026	409	-
2027	302	-
2028	144	-
Thereafter	1,311	-

Total lease payments	$3,443	$233
Less: imputed interest	(482)	-
Total	$2,961	$233

19.    RELATED PARTY TRANSACTIONS

There have been no related party transactions during the periods presented.