Form 10-K/A
period 2023-12-30
RCM TECHNOLOGIES, INC.
filed 2024-04-29
CIK 700841

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

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of April 26, 2024: 7,816,680.

Documents Incorporated by Reference

None in this Amendment No. 1 on Form 10-K/A.

Auditor Firm ID: 100         Auditor Name: WithumSmith+Brown, PC         Auditor Location: Red Bank, NJ

EXPLANATORY NOTE

On March 14, 2024, RCM Technologies, Inc. (“Company,” “we,” “us,” “our” and “RCM”) filed its Annual Report on Form 10-K for the year ended December 30, 2023 (the “Original Filing”), with the Securities and Exchange Commission (the “Commission”). The Company indicated that it would incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2024 annual meeting of stockholders. Because the Company does not anticipate filing its definitive proxy statement by April 29, 2024, the Company is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

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

Our Directors

Bradley S. Vizi, Director since 2013, age 40

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

Mr. Vizi’s significant public company experience is particularly valuable in the areas of strategy, operations, capital allocation, compensation planning, corporate governance and marketing the Company to the investment community.

Chigozie O. Amadi, Director since 2022, age 39

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

Swarna Srinivas Kakodkar, Director since 2019, age 40

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

Our Directors (Continued)

Jayanth S. Komarneni, Director since 2020, age 41

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

Name	Age	Position
Bradley S. Vizi	40	Executive Chairman & President
Kevin D. Miller	57	Chief Financial Officer, Treasurer and Secretary
Michael Saks	67	Division President, Health Care Services

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

Committee
Board Member	Audit	Compensation	Nominating & Corporate Governance
Bradley S. Vizi
Chigozie O. Amadi	X(1)	X	X
Swarna Srinivas Kakodkar	X	X(1)	X
Jayanth S. Komarneni	X	X	X(1)
____________

(1)	Chairman

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

The Board of Directors has determined that Chigozie O. Amadi, Chair of the Audit Committee, is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the Commission.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Compensation Committee Interlocks and Insider Participation.  None of the members of our Compensation Committee were officers or employees of the Company or any of its subsidiaries during 2023, were formerly officers of the Company or any of its subsidiaries, or had any relationship with the Company since the beginning of 2023 that requires disclosure under Item 404 of Regulation S-K, nor have there been since the beginning of 2023 any compensation committee interlocks involving our directors and executive officers that require disclosure under Item 407 of Regulation S-K.

Board Diversity.  Pursuant to the Nasdaq’s Board Diversity Rules, below is the Company’s Board Diversity Matrix outlining diversity statistics regarding our Board of Directors. In addition to gender and demographic diversity, we also recognize the value of other diverse attributes that directors may bring to our Board of Directors.

Board Diversity Matrix (As of April 26, 2024)
Total Number of Directors	4

	Female	Male
Part I: Gender Identity
Directors	1	3

Part II: Demographic Background
White		1
Two or More Races or Ethnicities	1	1
African American or Black		1

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Company management and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

Respectfully submitted by the Compensation Committee

Swarna Srinivas Kakodkar (Chair)
Chigozie O. Amadi
Jayanth S. Komarneni

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy.  The Compensation Committee seeks to ensure that the total compensation paid to the executives is fair, reasonable and competitive.  Generally, the types of compensation and benefits provided to our executives, including the named executive officers, are similar to those provided to other executive officers.  Our named executive officers for the year ended December 30, 2023 (fiscal 2023) are Messrs. Vizi, Saks and Miller.

In addition to referring herein to fiscal 2023, we also refer to our fiscal year ended December 31, 2022 (fiscal 2022).

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

On June 23, 2023, the Compensation Committee granted Mr. Saks 4,179 restricted stock units (“RSUs”), valued at a total of $75,000 based on the closing price of the Company’s common stock on the Nasdaq Stock Market on the date of grant, to vest over a period of five years in equal installments beginning in January 2024 and continuing through each January thereafter through 2028.  In accordance with applicable regulations of the Commission, the value of these RSUs is included in the Summary Compensation Table for fiscal year 2023, since the grant date occurred during that year.

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

On January 1, 2023, the Compensation Committee granted to Mr. Vizi 250,000 RSUs, which will become vested in five (5) equal annual installments of 50,000 RSUs on each of the first five anniversaries of January 1, 2023, so long as he remains continuously employed by the Company through such vesting dates, except vesting will be accelerated if his employment terminates prior to such vesting dates on account of death, disability or a covered termination following a change in control. In accordance with applicable regulations of the Commission, the value of these RSUs is included in the Summary Compensation Table for fiscal year 2023, since the grant date occurred during that year.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

In December 2022, the Compensation Committee approved a performance-based grant of a target amount of 100,000 performance stock units (“PSUs”) to Mr. Vizi that based on certain performance metrics for our fiscal year ending December 30, 2023 could increase to 125,000 PSUs. In accordance with applicable regulations of the Commission, the value of these performance-based shares, based on the grant date share price, is included in the Summary Compensation Table for fiscal year 2022, since the grant date occurred during that year,  However, the award was earned based on performance during the current fiscal year ending December 30, 2023, and served as the sole long-term incentive award to Mr. Vizi with respect to performance during such period.  On January 23, 2024, the Compensation Committee determined that Mr. Vizi had earned 62,500 of such PSUs.  The remaining PSUs were forfeited.

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

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Summary Compensation Table

The following table lists, for fiscal 2023 and fiscal 2022, cash and other compensation paid to, or accrued by us, for our chief executive officer, our chief financial officer and our other executive officer serving as of December 30, 2023 in accordance with Item 402(a)(3)(iv) of Regulation S-K.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Non-Equity Incentive Plan Compensation		All Other Compensation(2)	Total

Bradley S. Vizi	2023	$475,000	$ -	$3,125,000	$ -		$6,468	$3,606,274
Executive Chairman & President	2022	$475,000	$ -	$1,964,750	$ -		$6,450	$2,446,200

Kevin Miller	2023	$370,000	$ -	$ -	$ -		$23,294	$393,294
Chief Financial Officer	2022	$370,000	$ -	$ -	$255,000		$22,389	$647,389

Michael Saks	2023	$300,000	$ -	$75,013	$ -		$15,607	$389,176
Division President,	2022	$285,000	$ -	$70,900	$345,000	(3)	$15,021	$715,984
Health Care Services
____________

(1)	With respect to Mr. Vizi, these amounts represent the following:

a.
For 2023, the value given to the time-based award is $3,125,000, which is the grant date fair value of the award of the 250,000 shares that may vest. The time-based award is expected to vest 50,000 shares for the five anniversaries following the grant date.

b.
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

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Summary Compensation Table (Continued)

With respect to Mr. Saks, these amounts represent the following:

a.	For 2023, the grant date fair value of time-based awards for 4,179 shares to vest five years from date of grant.

b.	For 2022, the grant date fair value of the award of RSUs made in March 2022.

(2)
These amounts primarily represent premiums paid for medical, life and disability insurance on each of the officers named in this table, as follows:  2023, Messrs. Vizi, Miller and Saks, $6,468, $23,294 and $15,607, respectively; and 2022, Messrs. Vizi, Miller and Saks, $6,450, $21,139 and $15,021, respectively.

(3)
On March 23, 2023, the date on which the Compensation Committee determined the amount of this award, Mr. Saks elected, with the approval of the Compensation Committee, to receive $25,000 of this amount in the form of immediately vested shares of Common Stock, with the number of shares determined based on the closing price of the common stock on the Nasdaq Stock Market on such date.

During our 2023 and 2022 fiscal years, certain of the officers named in this table received personal benefits not reflected in the amounts of their respective annual salaries or bonuses.  The dollar amount of these benefits did not, for any individual in any fiscal year, exceed $10,000.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unvested restricted share units as of December 30, 2023.  No options to purchase common stock were outstanding on such date.

	Number of Shares or Units of Stock That Have	Market Value of Shares or Units of Stock That Have	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have
Name	Not Vested	Not Vested(1)	Not Vested	Not Vested

Bradley S. Vizi(2)	350,000	$10,164,000	-	-

Michael Saks(3)	14,179	$411,758	-	-

____________

(1)
Calculated by multiplying the number of shares in the preceding column by $29.04, the closing price per share of the Company’s common stock on December 30, 2023, the last trading day of our last fiscal year.

(2)
Mr. Vizi’s shares include 250,000 restricted stock units (RSUs) granted on January 1, 2023, which are and may vest in five equal installments over five years, and 100,000 PSUs, the threshold amount of a grant made in December 2022 that are eligible to vest in January 2024, subject to the achievement of certain performance measures in fiscal 2023, and may be increased to up to 125,000 PSUs depending on the level of such achievement. The actual number of shares vested under this PSU in January 2024 was 62,500.

(3)	Mr. Saks received 10,000 RSUs in February 2022 that will vest in February 2027 and 4,179 that will vest in equal installments in fiscals 2024, 2025, 2026, 2027 and 2028.

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

The following table lists cash and other compensation paid to, or accrued by us for, our Board of Directors for our fiscal year ended December 30, 2023.

Non-Employee Director Compensation Table

Name and Principal Position	Fees Earned Or Paid In Cash	Equity Awards(1)	All Other Compensation	Total
Chigozie O. Amadi	$45,000	$45,000	-	$90,000
Richard A. Genovese(2)	$52,487	$45,000	-	$97,487
Swarna Srinivas Kakodkar	$55,000	$45,000	-	$100,000
Jayanth S. Komarneni	$50,000	$45,000	-	$95,000

(1)
These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 filed with the Commission.  As of December 30, 2023, Mr. Amadi, Ms. Kakodkar and Mr. Komarneni each had 1,695 unvested equity awards outstanding.

(2)	Mr. Genovese retired from the Board on December 14, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists the persons we know to be beneficial owners of at least five percent of our common stock as of April 26, 2024.

Name and Address of Beneficial Owner	Number of Shares	Approximate Percentage of Outstanding Common Stock(1)

Renaissance Technologies LLC(2)	597,073	7.6%
800 Third Avenue
New York, NY 10022

Ben Andrews(3)	535,048	6.8%
P. O. Box 357303
Gainesville, FL 32635

(1)   Based on 7,816,680 shares outstanding as of April 26, 2024.

(2)   Based on Amendment No. 7 to Schedule 13G filed with the Commission on February 13, 2024. The filing states that Renaissance Technologies LLC has sole voting and dispositive power over all such shares.

(3)   Based on the Schedule 13G filed with the Commission on January 4, 2024.  The filing states that Mr. Andrews exercises sole voting and dispositive power over all such shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Security Ownership of Management

The following table lists the number of shares of our common stock beneficially owned, as of April 26, 2024, by each director and director nominee, each of our executive officers, certain members of our senior management, and by our directors, nominees and executive officers as a group.  In general, beneficial ownership includes those shares a person has the power to vote or transfer, as well as shares owned by immediate family members who live with that person.

Name	Number of Shares	Approximate Percentage of Outstanding Common Stock(1)
Bradley S. Vizi	1,321,421	16.9%
Chigozie O. Amadi	9,607	*
Swarna Srinivas Kakodkar	52,927	*
Jayanth S. Komarneni	57,819	*
Kevin D. Miller	453,600	5.8%
Michael Saks	107,519	1.4%
All directors and executive officers as a group (6 persons)	2,002,893	25.6%
__________

*      Represents less than one percent of our outstanding common stock.

(1)   Based on 7,816,680 shares outstanding as of April 26, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
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

Independence of the Board of Directors

The Board of Directors has determined that Chigozie O. Amadi, Swarna Srinivas Kakodkar and Jayanth S. Komarneni are “independent directors” as defined in Marketplace Rule 4200(a)(15) of the NASDAQ Stock Market LLC.  The Board of Directors also determined that Richard A. Genovese, who served as a director through our Annual Meeting of Stockholders held on December 14, 2023, was an independent director as so defined.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee has selected WithumSmith+Brown, PC (“Withum”) to act in the capacity of independent accountants for the current fiscal year ending January 4, 2025. Withum also acted in such capacity with respect to our audited financial statements as of and for the fiscal year ended December 30, 2023.

Fees Billed by Withum during fiscal 2023 and 2022

Audit Fees.  Fees billed to the Company by Withum for audit services rendered by Withum for the audit of the Company's 2023 annual financial statements (including the audit of internal control over financial reporting), for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by Withum in connection with statutory and regulatory filings or engagements, totaled approximately $440,000.  Fees billed to the Company by Withum for audit services rendered by Withum for the audit of the Company's 2022 annual financial statements (including the audit of internal control over financial reporting), for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by Withum in connection with statutory and regulatory filings or engagements, totaled approximately $485,000.

Audit-Related Fees.  Fees billed to the Company by Withum during 2023 and 2022 for audit-related services that were reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the preceding paragraph totaled $50,000 and $0, respectively.

Tax Fees.  Fees billed to the Company by Withum during 2023 and 2022 for professional services rendered for tax compliance, tax advice and tax planning totaled $0 and $0, respectively.

All Other Fees.  Other fees billed to the Company by Withum were $20,000 for 2023 and $0 for 2022.  Withum does not audit the Company’s 401(k) plan.

The Audit Committee has considered whether Withum’s provision of services other than professional services rendered for the audit and review of our financial statements is compatible with maintaining Withum’s independence and has determined that it is so compatible.

All audit, audit-related, tax and other services were pre-approved by the Audit Committee pursuant to applicable regulations.  The Audit Committee currently pre-approves all engagements of the Company’s accountants to provide both audit and non-audit services and has not established formal pre-approval policies or procedures.  The Audit Committee did not approve any non-audit services pursuant to Rule 2-01 (c) (7) (i) (C) of Regulation S-X during fiscal 2023 and 2022.

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

	(21)	Subsidiaries of the Registrant. (Previously filed)

	(23.1)	Consent of WithumSmith+Brown, PC. (Previously filed)

	(23.2)	Consent of Macias, Gini & O’Connell, LLP. (Previously filed)

	(31.1)	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

	(31.2)	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

	*	(97)	RCM Technologies, Inc. Compensation Recoupment Policy (Previously filed)

		104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	*	Constitutes a management contract or compensatory plan or arrangement.

	+	The Registrant will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

	@	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RCM Technologies, Inc.

Date: April 29, 2024	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: April 29, 2024	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary