Form 10-Q
period 2024-03-30
RCM TECHNOLOGIES, INC.
filed 2024-05-09
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

Common Stock, $0.05 par value, 7,753,468 shares outstanding as of May 8, 2024.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statement. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing service to the healthcare industry; the impact of and future effects of the COVlD-19 pandemic or other potential pandemics; having a significant portion of our condensed consolidated revenues contributed by a concentrated group of customer during the thirteen weeks ended March 30, 2024; credit and collection risks; our claim experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing, the healthcare industry, our workforce and the services that we provide, including state and local regulations pertaining to the taxability of our services and other labor-related matters such a minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 and Part II, Item 1A “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 30, 2024 and December 30, 2023

(In thousands, except share amounts)

	March 30,	December 30,
	2024	2023
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,099	$6,284
Accounts receivable, net	73,486	70,690
Transit accounts receivable	9,722	8,891
Prepaid expenses and other current assets	4,515	4,637
Total current assets	89,822	90,502

Property and equipment, net	4,386	4,005

Deposits	290	313
Deferred income taxes, foreign	53	55
Goodwill	22,147	22,147
Operating right of use asset	3,147	2,779
Intangible assets, net	638	683
Total other assets	26,275	25,977

Total assets	$120,483	$120,484

Current liabilities:
Accounts payable and accrued expenses	$13,596	$12,454
Transit accounts payable	31,715	31,102
Accrued payroll and related costs	12,174	11,203
Finance lease payable	116	233
Income taxes payable	778	330
Operating right of use liability	615	693
Contingent consideration from acquisitions	300	300
Deferred revenue	3,514	1,881
Total current liabilities	62,808	58,196

Deferred income taxes, net, foreign	185	187
Deferred income taxes, net, domestic	1,619	1,568
Contingent consideration from acquisitions, net of current position	1,671	1,671
Operating right of use liability, net of current position	2,644	2,268
Borrowings under line of credit	22,159	30,804
Total liabilities	91,086	94,694

Contingencies (note 15)	-	-

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
17,775,693 shares issued and 7,947,087 shares outstanding at March 30, 2024 and 17,673,427 shares issued and 7,844,821 shares outstanding at December 30, 2023	887	882
Additional paid-in capital	116,256	116,579
Accumulated other comprehensive loss	(2,840)	(2,813)
Accumulated deficit	(15,313)	(19,265)
Treasury stock, 9,828,606 shares at March 30, 2024 and
December 30, 2023, at cost	(69,593)	(69,593)
Total stockholders’ equity	29,397	25,790

Total liabilities and stockholders’ equity	$120,483	$120,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Thirteen Weeks Ended March 30, 2024 and April 1, 2023 (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023

Revenue	$71,939	$67,124
Cost of services	51,572	48,100
Gross profit	20,367	19,024

Operating costs and expenses
Selling, general and administrative	14,199	13,396
Depreciation and amortization of property and equipment	287	271
Amortization of acquired intangible assets	45	45
Gain on sale of assets	-	(395)
Operating costs and expenses, net of gain on sale of assets	14,531	13,317

Operating income	5,836	5,707

Other expense (income)
Interest expense and other, net	478	360
(Gain) loss on foreign currency transactions	(52)	47
Other expense (income), net	426	407

Income before income taxes	5,410	5,300
Income tax expense	1,458	1,463

Net income	$3,952	$3,837

Basic net earnings per share	$0.50	$0.42

Diluted net earnings per share	$0.48	$0.41

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirteen Weeks Ended March 30, 2024 and April 1, 2023 (Unaudited) (In thousands)

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023

Net income	$3,952	$3,837
Other comprehensive (loss) income	(27)	54
Comprehensive income	$3,925	$3,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Thirteen Weeks Ended March 30, 2024 and April 1, 2023

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 30, 2023	17,673,427	$882	$116,579	$(2,813)	$(19,265)	9,828,606	$(69,593)	$25,790
Issuance of stock under employee stock purchase plan	22,789	1	363	-	-	-	-	364
Equity compensation expense from awards issued	-	-	635	-	-	-	-	635
Issuance of stock upon vesting of restricted share awards	124,044	6	(6)	-	-	-	-	-
Retirement of common shares	(44,567)	(2)	(1,315)	-	-	-	-	(1,317)
Foreign currency translation adjustment	-	-	-	(27)	-	-	-	(27)
Net income	-	-	-	-	3,952	-	-	3,952

Balance, March 30, 2024	17,775,693	$887	$116,256	$(2,840)	$(15,313)	9,828,606	$(69,593)	$29,397

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 31, 2022	17,287,967	$863	$113,878	$(2,863)	$(36,096)	8,002,649	$(43,820)	$31,962
Issuance of stock under employee stock purchase plan	33,071	2	345	-	-	-	-	347
Equity compensation expense from awards issued	-	-	496	-	-	-	-	496
Issuance of stock upon vesting of restricted share awards	179,762	8	(8)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	640,578	(8,184)	(8,184)
Foreign currency translation adjustment	-	-	-	54	-	-	-	54
Net income	-	-	-	-	3,837		-	3,837

Balance, April 1, 2023	17,500,800	$873	$114,711	$(2,809)	$(32,259)	8,643,227	$(52,004)	$28,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Thirteen Weeks Ended March 30, 2024 and April 1, 2023 (Unaudited) (In thousands)

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net income	$3,952	$3,837

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	332	316
Gain on sale of assets	-	(395)
Equity compensation expense from awards issued	635	496
Deferred income tax expense	49	51
Change in operating right of use assets	234	235
Changes in operating assets and liabilities:
Accounts receivable	(2,802)	(8,035)
Prepaid expenses and other current assets	120	960
Net of transit accounts receivable and payable	(219)	1,472
Accounts payable and accrued expenses	1,345	(1,667)
Accrued payroll and related costs	976	2,404
Right of use liabilities	(304)	(348)
Income taxes payable	451	141
Deferred revenue	1,633	(310)
Deposits	24	11
Total adjustments and changes in operating assets and liabilities	2,474	(4,669)
Net cash provided by (used in) operating activities	6,426	(832)

Cash flows from investing activities:
Property and equipment acquired	(669)	(332)
Net cash used in investing activities	(669)	(332)

Cash flows from financing activities:
Borrowings under line of credit	34,738	32,807
Repayments under line of credit	(43,383)	(22,438)
Issuance of stock for employee stock purchase plan	364	347
Retirement of common shares	(1,317)	-
Changes in finance lease obligations	(116)	(116)
Common stock repurchase	-	(8,184)
Net cash (used in) provided by financing activities	(9,714)	2,416
Effect of exchange rate changes on cash and cash equivalents	(228)	234
(Decrease) increase in cash and cash equivalents	(4,185)	1,486
Cash and cash equivalents at beginning of period	6,284	339

Cash and cash equivalents at end of period	$2,099	$1,825

Supplemental cash flow information:
Cash paid for:
Interest	$473	$187
Income taxes	$541	$131

Non-cash financing activities:
Right of use assets obtained in exchange for lease obligations	$602	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from the Company’s audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 30, 2023 included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen weeks ended March 30, 2024 are not necessarily indicative of results that may be expected for the full year or any future period.

Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. Both the current fiscal year ending December 28, 2024 (fiscal 2024) and the prior fiscal year ended December 30, 2023 (fiscal 2023) are 52-week reporting years. The fiscal quarters for fiscal 2024 and fiscal 2023 align as follows:

Fiscal 2024 Quarters	Weeks	Fiscal 2023 Quarters	Weeks
March 30, 2024	Thirteen	April 1, 2023	Thirteen
June 29, 2024	Thirteen	July 1, 2023	Thirteen
September 28, 2024	Thirteen	September 30, 2023	Thirteen
December 28, 2024	Thirteen	December 30, 2023	Thirteen

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

The following table presents our revenue disaggregated by revenue source for the thirteen weeks ended March 30, 2024 and April 1, 2023:

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Specialty Health Care:
Time and Material	$37,804	$38,834
Permanent Placement Services	378	296
Total Specialty Health Care	$38,182	$39,130

Engineering:
Time and Material	$11,242	$10,470
Fixed Fee	12,263	8,020
Total Engineering	$23,505	$18,490

Life Sciences and Information Technology:
Time and Material	$9,133	$8,234
Permanent Placement Services	73	114
Fixed Fee	1,046	1,156
Total Life Sciences and Information Technology	$10,252	$9,504
	$71,939	$67,124

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

Deferred Revenue

There was $3.5 million of deferred revenue as of March 30, 2024. Deferred revenue was $1.9 million as of December 30, 2023. Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence. For the thirteen weeks ended March 30, 2024 and April 1, 2023, the Company recognized revenue of $0.5 million and $0.7 million, respectively, that was included in deferred revenue at the beginning of the reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.     Revenue Recognition (Continued)

Concentration

During the thirteen weeks ended March 30, 2024, the Company had two customers exceed 10% of consolidated revenue, representing 21.7% and 12.4% of consolidated revenue, respectively. During the thirteen weeks ended April 1, 2023, the Company had two customers exceed 10% of consolidated revenue, representing 19.4% and 10.5% of consolidated revenue, respectively. In both periods presented, the customers are included in the Company’s Specialty Health Care segment.

4.     Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable comprise the following:

	March 30, 2024	December 30, 2023
Billed	$57,983	$51,111
Unbilled	9,181	14,737
Work-in-progress	7,922	6,442
Allowance for sales discounts and doubtful accounts	(1,600)	(1,600)

Accounts receivable, net	$73,486	$70,690

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

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency, the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable,” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $9.7 million and related transit accounts payable was $31.7 million, for a net payable of $22.0 million, as of March 30, 2024. The transit accounts receivable was $8.9 million and related transit accounts payable was $31.1 million, for a net payable of $22.2 million, as of December 30, 2023.

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

Property and equipment comprise the following:

	March 30, 2024	December 30, 2023
Computer hardware and software	$5,966	$5,513
Furniture and office equipment	279	262
Leasehold improvements	589	413
Laboratory equipment	196	173
	7,029	6,360

Less: accumulated depreciation and amortization	2,643	2,355

Property and equipment, net	$4,386	$4,005

The Company periodically writes off fully depreciated and amortized assets.  The Company did not write off any fully depreciated and amortized assets during the thirteen weeks ended March 30, 2024 and April 1, 2023. Depreciation and amortization expense of property and equipment for the thirteen weeks ended March 30, 2024 and April 1, 2023 was $287 and $271, respectively.

6.     Acquisitions and Divestitures

Future Contingent Payments

As of March 30, 2024, the Company had two acquisition agreements whereby additional contingent consideration may be earned by the sellers: 1) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC, and 2) effective October 2, 2022, the Company acquired certain assets of TalentHerder LLC. The Company estimates future contingent payments at March 30, 2024 as follows:

Total
The four quarters following March 30, 2024	$300
Thereafter	1,671
Estimated future contingent consideration payments	$1,971

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

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of March 30, 2024.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

Potential future contingent payments for acquisitions after March 30, 2024 are capped at a cumulative maximum of $9.6 million. The Company did not pay contingent consideration during the thirteen weeks ended March 30, 2024 and April 1, 2023.

7.     Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  The Company reviewed industry and market conditions, reporting unit specific events as well as overall financial performance and determined that no indicators of impairment of goodwill existed during the thirteen weeks ended March 30, 2024. As such, no impairment loss on the Company’s intangible assets during the thirteen weeks ended March 30, 2024 was recorded as a result of such review.

The carrying amount of goodwill as of March 30, 2024 and December 30, 2023 was as follows:

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

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the thirteen weeks ended March 30, 2024 and April 1, 2023 were 6.8% and 6.0%, respectively.

All borrowings under the Fourth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of March 30, 2024, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of March 30, 2024 and December 30, 2023 were $22.2 million and $30.8 million, respectively. There were letters of credit outstanding at March 30, 2024 and December 30, 2023 for $3.7 million and $2.0 million, respectively. At March 30, 2024 and December 30, 2023, the Company had availability for additional borrowings under the Revolving Credit Facility of $21.1 million and $12.1 million, respectively.

9.     Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share. The number of weighted-average shares used to calculate basic and diluted earnings per share for the thirteen weeks ended March 30, 2024 and April 1, 2023 was determined as follows:

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Basic weighted average shares outstanding	7,927,031	9,172,511
Dilutive effect of outstanding restricted share awards	243,808	229,356

Diluted weighted average shares outstanding	8,170,839	9,401,867

For all periods presented, there were no anti-dilutive shares included in the calculation of common stock equivalents as there were no stock options outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.     Per Share Data (Continued)

Unissued shares of common stock were reserved for the following purposes:

	March 30, 2024	December 30, 2023
Time-based restricted stock awards outstanding	328,918	376,618
Performance-based restricted stock awards outstanding	300,000	100,000
Future grants of options or shares	296,040	603,044
Shares reserved for employee stock purchase plan	274,941	297,730

Total	1,199,899	1,377,392

10.     Share-Based Compensation

At March 30, 2024, the Company had two share-based employee compensation plans, the Employee Stock Purchase Plan and the 2014 Omnibus Equity Compensation Plan.

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

Share-based compensation expense for the thirteen weeks ended March 30, 2024 and April 1, 2023 was $635 and $496, respectively.  Share-based compensation expense is included in selling, general and administrative expense in the Company’s statement of operations.

As of March 30, 2024, the Company had $9.8 million of total unrecognized compensation cost, with approximately $2.8 million related to time-based non-vested share-based awards outstanding and $7.0 million related to performance-based non-vested share-based awards outstanding. The Company expects to recognize the expense associated with time-based non-vested share-based awards through fiscal 2029.  If earned, the Company will recognize the expense associated with performance-based non-vested share-based awards straight-line through fiscal 2027.  These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions. The number of shares issued on January 2, 2024 (the first business day following the previous offering period) was 22,789. As of March 30, 2024, there were 274,941 shares available for issuance under the Purchase Plan. Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the thirteen weeks ended March 30, 2024 and April 1, 2023 was $84 and $75, respectively.

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

All stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of March 30, 2024, there were no accrued dividends. Dividends for stock awards that ultimately do not vest are forfeited.

As of March 30, 2024, under the 2014 Plan, 328,918 time-based shares were outstanding, 300,000 performance-based restricted stock awards were outstanding and 296,040 shares were available for awards.

The intrinsic value of all equity grants for the fiscal quarters ended March 30, 2024 and April 1, 2023 was $15.9 million and $6.6 million, respectively. These amounts are based on the equity price on the last trading day in the period presented.

Time-Based Restricted Stock Awards

From time-to-time the Company issues time-based restricted stock awards. The following summarizes the activity in the time-based restricted stock awards under the 2014 Plan during the thirteen weeks ended March 30, 2024:

	Number of Time-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 30, 2023	383,458	$11.58
Granted	7,004	$29.99
Vested	(61,544)	$11.62
Forfeited or expired	-	-
Outstanding non-vested at March 30, 2024	328,918	$11.97

Based on the closing price of the Company’s common stock of $21.37 per share on March 28, 2024 (the last trading day prior to March 30, 2024), the intrinsic value of the time-based non-vested restricted stock awards at March 30, 2024 was approximately $9.0 million. As of March 30, 2024, there was approximately $2.8 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock awards through fiscal 2029.

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

The following summarizes the activity in the performance-based restricted stock awards during the thirteen weeks ended March 30, 2024:

	Number of Performance-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 30, 2023	100,000	$11.96
Granted	300,000	$28.79
Vested	(62,500)	$11.96
Forfeited or expired	(37,500)	$11.96
Outstanding non-vested at March 30, 2024	300,000	$28.79

As of March 30, 2024, there were two outstanding grants for performance-based restricted stock awards issued to Bradley Vizi, the Company’s Chief Executive Officer.  In February 2024, the Company issued a performance-based restricted stock unit grant of a maximum of 250,000 shares, the shares of which may vest over four years in equal annual installments of a maximum of 62,500 shares (the February 2024 Performance Grant). As of March 30, 2024, the Company estimates that 62,500 shares under the February 2024 Performance Grant will be earned and issued in fiscal 2025. In March 2024, the Company issued a performance-based restricted stock unit grant of a maximum of 50,000 shares (the March 2024 Performance Grant) that potentially vest in fiscal 2025. As of March 30, 2024, the Company estimates that zero shares under the March 2024 Performance Grant will be earned and issued.

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

Share-based compensation for performance-based equity agreement was $0.3 million and $0.1 million for the thirteen weeks ended March 30, 2024 and April 1, 2023, respectively.

There were no immediately vested share awards during the thirteen weeks ended March 30, 2024. During the thirteen weeks ended April 1, 2023, the Company awarded 4,762 immediately vested share awards at an average price of $10.50.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

11.   Treasury Stock and Retired Share Transactions

On March 29, 2024, the Board authorized a program to repurchase shares of its common stock up to an amount not to exceed $50.0 million, inclusive of amounts remaining under the existing repurchase authorization. The program is designed to provide the Company with enhanced flexibility over the long term to optimize its capital structure.  Shares of the Common Stock may be repurchased in the open market or through negotiated transactions.  The program may be terminated or suspended at any time at the discretion of the Company. The Company may enter into a Rule 10b5-1 trading plan to effect a portion of the authorized purchases if the criteria set forth in the plan are met. Such a plan would enable the Company to repurchase its shares during periods outside of its normal trading windows when the Company typically would not be active in the market.

On April 24, 2023, the Company agreed to repurchase, in a private transaction approved by the Board, 333,686 shares of common stock at a per-share price of $11.91 per share.

The Company did not purchase treasury shares during the thirteen weeks ending March 30, 2024.  During the thirteen weeks ended April 1, 2023, the Company purchased 640,578 shares at an average price of $12.76 per share. As of March 30, 2024, the Company had $50.0 million available for future treasury stock purchases.

The Company did not accrue any excise tax associated with its Treasury Stock Repurchase Plan during the thirteen weeks ended March 30, 2024.

During the thirteen weeks ended March 30, 2024, the Company issued and retired 44,567 shares associated with equity grants that vested for Brad Vizi, the Company’s Chairman and CEO.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

12.   New Accounting Standards and Updates

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

In November 2023, the Financial Accounting Standard Board (FASB) issued ASU 2023-07, “Segment reporting (Topic 280)”, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM) as well as other segment items, extend certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted.  This ASU will likely require us to include the additional disclosures when adopted.  We are currently evaluating the provisions of this ASU and expect to adopt them for the fiscal year ending December 28, 2024.

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

The Company follows ASC 280, “Segment Reporting,” which establishes standards for companies to report information about operating segments, geographic areas and major customers. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies (see Note 1 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 30, 2023).

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Weeks Ended March 30, 2024	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total
Revenue	$38,182	$23,505	$10,252	$-	$71,939
Cost of services	27,108	18,003	6,461	-	51,572
Gross profit	11,074	5,502	3,791	-	20,367
Selling, general and administrative	7,490	4,173	2,536	-	14,199
Depreciation and amortization of property and equipment	104	145	38	-	287
Amortization of acquired intangible assets	-	-	45	-	45
Operating income	$3,480	$1,184	$1,172	$-	$5,836
Total assets as of March 30, 2024	$43,666	$50,579	$18,411	$7,827	$120,483
Property and equipment acquired	$107	$199	$14	$349	$669

Thirteen Weeks Ended April 1, 2023	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total
Revenue	$39,130	$18,490	$9,504	$-	$67,124
Cost of services	27,458	14,444	6,198	-	48,100
Gross profit	11,672	4,046	3,306	-	19,024
Selling, general and administrative	7,216	3,913	2,267	-	13,396
Depreciation and amortization of property and equipment	108	127	36	-	271
Amortization of acquired intangible assets	-	-	45	-	45
Gain on sale of assets	-	(395)	-	-	(395)
Operating income	$4,348	$401	$958	$-	$5,707
Total assets as of April 1, 2023	$40,477	$36,065	$15,901	$5,085	$97,528
Property and equipment acquired	$18	$288	$17	$9	$332

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.   Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States. Revenues reported for each operating segment are all from external customers. The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Europe. Revenue by geographic area for the thirteen weeks ended March 30, 2024 and April 1, 2023 was as follows:

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Revenue
United States	$66,851	$63,323
Canada	1,469	1,581
Puerto Rico	2,001	1,562
Europe	1,618	658
	$71,939	$67,124

Total assets by geographic area as of the reported periods were as follows:

	March 30, 2024	December 30, 2023
Total assets
United States	$113,945	$110,781
Canada	1,238	1,880
Puerto Rico	2,882	3,476
Europe	2,418	4,347
	$120,483	$120,484

14.   Income Taxes

The Company recognized $1.5 million of income tax expense for the thirteen weeks ended March 30, 2024 and for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 26.9% as compared to 27.6% for the comparable prior-year period. The effective income tax rates for the thirteen weeks ended March 30, 2024, were approximately 27.4%, 26.6% and 14.7% in the United States, Canada and Europe, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income.  The comparable prior-year period estimated income tax rates were 27.9%, 26.6% and 16.6% in the United States, Canada and Europe, respectively.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company. The actual 2024 effective tax rate may vary from the estimate depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, and the exercise of stock options and vesting of share-based awards.

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

The Company is exposed to various asserted claims as of March 30, 2024, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of March 30, 2024, the Company has accrued $2.6 million for asserted claims.

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

The components of lease expense were as follows:

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023

Operating lease cost	$333	$372

Finance lease cost
Amortization of right of use assets	$116	$137
Interest on lease liabilities	-	$1
Total finance lease cost	$116	$138

Supplemental Cash Flow information related to leases was as follows:

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$332	$380
Operating cash flows from finance leases	$1	$2
Financing cash flows from finance leases	$116	$116

Right of use assets obtained in exchange for lease obligations
Operating leases	$602	$-

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Leases (Continued)

Supplemental Balance Sheet information as of March 30, 2024 and December 30, 2023 related to leases was as follows:

	March 30, 2024	December 30, 2023
Operating leases
Operating lease right of use assets	$3,147	$2,779

Operating right of use liability - current	$(615)	$(693)
Operating right of use liability - non-current	(2,644)	(2,268)
Total operating lease liabilities	$(3,259)	$(2,961)

Finance leases
Property and equipment - (right of use assets)	$926	$926
Accumulated depreciation	(811)	(695)
Property and equipment, net	$115	$231

Finance lease liability - current	$(116)	$(233)
Finance lease liability - non-current	-	-
Total finance lease liabilities	$(116)	$(233)

Weighted average remaining lease term in years
Operating leases	8.33	8.61
Finance leases	.25	.50

Weighted average discount rate
Operating leases	3.74%	3.15%
Finance leases	0.87%	0.87%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2024 (After March 30, 2024)	$559	$116
2025	649	-
2026	553	-
2027	445	-
2028	287	-
Thereafter	1,324	-

Total lease payments	$3,817	$116
Less: imputed interest	(558)	-
Total	$3,259	$116

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A summary of our significant accounting policies is included in our Consolidated Financial Statements, Note 1, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 30, 2023. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 30, 2023.

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

Forward-looking Information

The Company’s growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for engineering, life sciences and information technology services. When the U.S., Canadian or global economies decline, the Company’s operating performance could be adversely impacted. In addition, global events such as the COVID-19 pandemic and endemic can have a substantial impact on our operations and financial results. The Company believes that its fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends. However, general economic declines could result in the need for future cost reductions or changes in strategy.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended March 30, 2024 Compared to Thirteen Weeks Ended April 1, 2023

A summary of operating results for the thirteen weeks ended March 30, 2024 and April 1, 2023 is as follows (in thousands):

	March 30, 2024		April 1, 2023
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$71,939	100.0	$67,124	100.0
Cost of services	51,572	71.7	48,100	71.7
Gross profit	20,367	28.3	19,024	28.3

Selling, general and administrative	14,199	19.7	13,396	19.9
Depreciation and amortization of property and equipment	287	0.4	271	0.4
Amortization of acquired intangible assets	45	0.1	45	0.1
Gain on sale of assets	-	0.0	(395)	(0.6)
Operating costs and expenses	14,531	20.2	13,317	19.8

Operating income	5,836	8.1	5,707	8.5
Other expense, net	426	0.6	407	0.6

Income before income taxes	5,410	7.5	5,300	7.9
Income tax expense	1,458	2.0	1,463	2.2

Net income	$3,952	5.5	$3,837	5.7

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended March 30, 2024 and April 1, 2023 consisted of thirteen weeks each.

Revenue.  Revenue increased by $4.8 million for the thirteen weeks ended March 30, 2024 as compared to the thirteen weeks ended April 1, 2023 (the “comparable prior-year period”).  Revenue decreased $0.9 million in the Specialty Health Care segment, increased $5.0 million in the Engineering segment and increased $0.7 million in the Life Sciences and Information Technology segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit.  Cost of services increased by $3.5 million for the thirteen weeks ended March 30, 2024 as compared to the comparable prior-year period, primarily due to the increase in revenue.  Cost of services as a percentage of revenue for the thirteen weeks ended March 30, 2024 and April 1, 2023 was 71.7%.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.

Selling, general and administrative (“SGA”) expenses were $14.2 million for the thirteen weeks ended March 30, 2024 as compared to $13.9 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 19.7% for the thirteen weeks ended March 30, 2024 and 19.9% for the comparable prior-year period.   See Segment Discussion for further information on SGA expense changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended March 30, 2024 Compared to Thirteen Weeks Ended April 1, 2023 (Continued)

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions.  Other expense, net increased by a negligible amount as compared to the comparable prior year period, primarily due to an increase in interest expense, net. Interest expense increased due to increased borrowing and increased interest rates.

Income Tax Expense.  The Company recognized $1.5 million of income tax expense for the thirteen weeks ended March 30, 2024 and for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 26.9% as compared to 27.6% for the comparable prior-year period. The effective fiscal 2024 income tax rates as of March 30, 2024, were approximately 27.4%, 26.6% and 14.7% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The primary reason for the decrease in the consolidated effective rate in the current period was due to a permanent tax difference associated with the tax deduction for equity grants in the United States that vested during the thirteen weeks ended March 30, 2024.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company. The actual 2024 effective tax rate may vary from the estimate depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, and the exercise of stock options and vesting of share-based awards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended March 30, 2024 Compared to Thirteen Weeks Ended April 1, 2023 (Continued)

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $38.2 million for the thirteen weeks ended March 30, 2024, decreased 2.4%, or $0.9 million, compared to the prior-year period.  The decrease in revenue was driven by the Company’s non-school clients, offset by an increase in revenue from the Company’s school clients. Revenue from school clients for the thirteen weeks ended March 30, 2024, was $31.9 million as compared to $29.3 million for the comparable prior-year period. Revenue from non-school clients for the thirteen weeks ended March 30, 2024, was $6.3 million as compared to $9.8 million for the comparable prior-year period. The revenue decrease for non-school clients was primarily due to reduced services provided to a significant rehab client in New York City and decreased demand for services associated with COVID-19. Gross profit decreased by 5.1%, or $0.6 million, to $11.1 million as compared to $11.7 million in the prior-year period. Gross profit decreased due to decreases in revenue and gross profit margin. Gross profit margin for the thirteen weeks ended March 30, 2024, decreased to 29.0% compared to 29.8% for the prior-year period. The decrease in gross profit margin is primarily attributed to increased unemployment tax rates in New York. Specialty Health Care experienced operating income of $3.5 million for the thirteen weeks ended March 30, 2024, as compared to $4.3 million for the comparable prior-year period. The primary reasons for the decrease in operating income were the decrease in gross profit and an increase in SGA expenses to $7.5 million compared to $7.2 million for the prior year. SGA expense increased primarily due to sales and recruiting infrastructure investments expected to generate higher growth rates for the 2024/2025 school year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended March 30, 2024 Compared to Thirteen Weeks Ended April 1, 2023 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $23.5 million for the thirteen weeks ended March 30, 2024, increased 27.1%, or $5.0 million, compared to the comparable prior-year period.  The increase in revenue comprised the following: an increase in Energy Services revenue of $6.0 million, offset by decreases in Aerospace revenue of $0.6 million and Industrial Processing revenue of $0.4 million.  Aerospace revenue decreased primarily due to a contract reduction for the Company’s major outsourcing client. The Company believes the decrease in Industrial Processing revenue was mainly due to the irregular timing of large contracts with its Industrial Processing clients. Gross profit increased by 36.0%, or $1.5 million, compared to the prior-year period. Gross profit increased because of the increase in revenue, augmented by an increase in gross profit margin. The gross profit margin of 23.4% for the current period increased from 21.9% for the comparable prior-year period. The increase in gross profit margin was primarily due to better utilization, associated with higher revenue and favorable project revenue from the Energy Services group. The Engineering segment experienced an operating income of $1.2 million for the thirteen weeks ending March 30, 2024, compared to $0.4 million for the comparable prior-year period. The operating income increased due to the increase in gross profit, offset by an increase in SGA expense. The Engineering segment’s SGA expense of $4.2 million increased from $3.9 million, primarily due to increased infrastructure associated with higher revenue.

Life Sciences and Information Technology

Life Sciences and Information Technology revenue of $10.3 million for the thirteen weeks ended March 30, 2024, increased by 7.9%, or $0.7 million, compared to $9.5 million for the comparable prior-year period. The increase in revenue was primarily derived from the Life Sciences, Data Solutions and HCM practices. Gross profit of $3.8 million for the thirteen weeks ended March 30, 2024, increased 14.7%, or $0.5 million, compared to $3.3 million for the comparable prior-year period. The Life Sciences and Information Technology gross profit margin for the thirteen weeks ended March 30, 2024, was 37.0% as compared to 34.8% for the comparable prior-year period.  The Company attributes the gross profit margin increase to a concerted effort to increase gross profit margin through its managed service offerings. The Life Sciences and Information Technology segment experienced operating income of $1.2 million compared to $1.0 million for the prior-year end.  The increase in operating income was primarily due to an increase in gross profit, offset by an increase in SGA expense. SGA expense increased to $2.5 million compared to $2.3 million in the prior-year period. The increase in SGA expense was primarily due to investments in sales infrastructure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Supplemental Operating Results on a Non-GAAP Basis

The following non-GAAP measures, which adjust for the categories of expenses described below, are non-GAAP financial measures.  Our management believes that these non-GAAP financial measures (“Adjusted operating income,” “EBITDA” and “Adjusted EBITDA”) are useful information for investors, shareholders, and other stakeholders of our Company in gauging our results of operations on an ongoing basis and to enhance investors’ overall understanding of our current financial performance and period-to-period comparisons.  Adjusted operating income, EBITDA and Adjusted EBITDA should not be considered alternatives to net income as an indicator of performance.  In addition, Adjusted operating income, EBITDA and Adjusted EBITDA do not take into account changes in certain assets and liabilities and interest and income taxes that can affect cash flows.  We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read-only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

The following unaudited table presents the Company’s GAAP net income and the corresponding adjustments used to calculate Adjusted operating income, EBITDA and Adjusted EBITDA for the thirteen ended March 30, 2024 and April 1, 2023.

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
	(Unaudited)

GAAP operating income	$5,836	$5,707
Adjustments
Gain on sale of assets	-	(395)
Equity compensation	635	496
Adjusted operating income (non-GAAP)	$6,471	$5,808

GAAP net income	$3,952	$3,837
Income tax expense	1,458	1,463
Interest expense, net	478	360
Depreciation of property and equipment	287	271
Amortization of acquired intangible assets	45	45
EBITDA (non-GAAP)	$6,220	$5,976

Adjustments
Gain on sale of assets	-	(395)
(Gain) loss on foreign currency transactions	(52)	47
Equity compensation	635	496
Adjusted EBITDA (non-GAAP)	$6,803	$6,124

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Supplemental Operating Results on a Non-GAAP Basis (Continued)

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
	(Unaudited)

GAAP net income	$3,952	$3,837
Adjustments
Gain on sale of assets	-	(395)
(Gain) loss on foreign currency transactions	(52)	47
Equity compensation	635	496
Tax impact from normalized rate	(174)	(136)
Adjusted net income (non-GAAP)	$4,361	$3,849

GAAP diluted net earnings per share	$0.48	$0.41
Adjustments
Gain on sale of assets	-	(0.04)
(Gain) loss on foreign currency transactions	0.00	0.00
Equity compensation	0.08	0.05
Tax impact from normalized rate	(0.03)	(0.01)
Adjusted diluted net earnings per share (non-GAAP)	$0.53	$0.41

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Cash provided by (used in):
Operating activities	$6,426	$(832)
Investing activities	$(669)	$(332)
Financing activities	$(9,714)	$2,416

Operating Activities

Operating activities provided $6.4 million of cash for the thirteen weeks ended March 30, 2024 as compared to using $0.8 million in the comparable prior-year period.  The major components of cash provided by operating activities in the thirteen weeks ended March 30, 2024 and the comparable prior-year period are as follows: net income, and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and accrued payroll and related costs, and deferred revenue.

For the thirteen weeks ended March 30, 2024, the Company experienced net income of $3.9 million as compared to $3.8 million for the comparable prior-year period.  An increase in accounts receivables in the thirteen weeks ended March 30, 2024 used $3.0 million of cash as compared to using $8.0 million in the comparable prior-year period. The Company primarily attributes this increase in accounts receivables for the thirteen weeks ended March 30, 2024 to normal fluctuations in accounts receivable relative to revenue.

While highly variable, the Company’s transit accounts payable typically exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $22.0 million as of March 30, 2024 and a net payable of $22.2 million as of December 30, 2023, using $0.2 million of cash during the thirteen weeks ended March 30, 2024.  The net of transit accounts payable and transit accounts receivable was a net payable of $8.0 million as of April 1, 2023 and a net payable of $6.5 million as of December 31, 2022, providing $1.5 million of cash during the thirteen weeks ended April 1, 2023.  The decrease to net transit payable as of March 30, 2024 was due to normal fluctuations associated with several large, multiyear EPC (Engineering, Procurement and Construction) projects. In a typical EPC contract, the Company receives significant cash upfront to fund equipment procurement and construction subcontractors throughout the project.

Prepaid expenses and other current assets provided cash of $0.1 million for the thirteen weeks ended March 30, 2024 as compared to providing $1.0 million of cash for the comparable prior-year period. The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets generally tend to increase at the end of a fiscal year and decrease during the first three quarters of the following fiscal year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

An increase in accounts payable and accrued expenses used cash of $1.3 million for the thirteen weeks ended March 30, 2024 as compared to using $1.7 million for the comparable prior-year period.  The Company attributes these changes to typical fluctuations in the normal course of business.

Changes in accrued payroll and related costs provided $1.0 million for the thirteen weeks ended March 30, 2024 as compared to providing $2.4 million for the comparable prior-year period.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.   The Company’s last major payroll for the thirteen weeks ended March 30, 2024 was paid on March 22, 2024.

The Company’s deferred revenue balance as of March 30, 2024 was $3.5 million, compared to $1.9 million as of December 30, 2023, providing cash from operations of $1.6 million for the thirteen weeks ended March 30, 2024.  The increase was associated with upfront payments for future labor associated with the Company’s EPC contracts.

Investing Activities

Investing activities used $0.7 million for the purchase of property and equipment in the current period as compared to using $0.3 million in the comparable prior-year period. The primary reason for the increase was the continued implementation of the Company’s new ERP software system.

Financing Activities

Financing activities used $9.7 million of cash for the thirteen weeks ended March 30, 2024, compared to providing $2.4 million in the comparable prior-year period. The Company made net payments under its line of credit of $8.6 million during the thirteen weeks ended March 30, 2024 as compared to making net borrowings of $10.4 million in the comparable prior-year period.  During the thirteen weeks ended March 30, the Company used $1.3 million to retire 44,567 shares associated with equity grants that vested for Brad Vizi, the Company’s Chairman and CEO. The Company did not purchase treasury shares during the thirteen week period ended March 30, 2024, but did use $8.2 million to repurchase shares of its common stock in the comparable prior-year period. The Company generated cash of $0.3 million from sales of shares from its employee stock purchase plan for both periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate) (which replaced LIBOR (London Interbank Offered Rate) upon the phasing out of LIBOR), plus applicable margin, typically borrowed in fixed 30-day increments, plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the thirteen weeks ended March 30, 2024 and April 1, 2023 was 6.8% and 6.0%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of March 30, 2024, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of March 30, 2024 and December 30, 2023 were $20.2 million and $30.8 million, respectively. There were letters of credit outstanding at March 30, 2024 and December 30, 2023 for $3.7 million and $2.0 million, respectively. At March 30, 2024 and December 30, 2023, the Company had availability for additional borrowings under the Revolving Credit Facility of $21.1 million and $12.1 million, respectively.

In addition to borrowings and sales of shares from its equity plans, the Company may raise capital through sales of shares of common stock under its at the market issuance program (the “ATM Program”) established under its March 2024 At Market Issuance Sales Agreement with B. Riley Securities, Inc., as the agent (the “Agent”). The ATM Program allows the Company to offer and sell shares of the common stock having an aggregate sales price of up to $50.0 million from time to time through the Agent. To date, the Company has not sold any shares under the ATM Program.

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

Liquidity and Capital Resources (Continued)

Current Liquidity and Revolving Credit Facility (Continued)

The Company’s liquidity and capital resources as of March 30, 2024, included accounts receivable and total current asset balances of $73.5 million and $89.8 million, respectively. Current liabilities were $62.8 million as of March 30, 2024 and were exceeded by total current assets by $27.0 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations. As of March 30, 2024, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

The Company is exposed to various asserted claims as of March 30, 2024, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of March 30, 2024, the Company has accrued $2.6 million for asserted claims.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through November 2029. Certain leases are subject to escalation clauses based upon changes in various factors.

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2024 (After March 30, 2024)	$559	$116
2025	649	-
2026	553	-
2027	445	-
2028	287	-
Thereafter	1,324	-

Total lease payments	$3,817	$116
Less: imputed interest	(558)	-
Total	$3,259	$116

Future Contingent Payments

As of March 30, 2024, the Company had two acquisition agreements whereby additional contingent consideration may be earned by the sellers: 1) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC, and 2) effective October 2, 2022, the Company acquired certain assets of TalentHerder LLC. The Company estimates future contingent payments at March 30, 2024 as follows:

Total
Fiscal year 2024	$300
Thereafter	1,671
Estimated future contingent consideration payments	$1,971

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of March 30, 2024.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 30, 2024, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Based on the Company’s variable-rate line of credit balances during the thirteen weeks ended March 30, 2024, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.3 million. The Company does not expect any material loss with respect to its investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 30, 2023, we identified deficiencies described below that existed as of December 30, 2023, and continued to exist at March 30, 2024. Based on our evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 30, 2024, because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following control deficiencies that resulted in material weaknesses in our internal control over financial reporting as of December 30, 2023. The Company did not design and maintain information technology controls relevant to preparing its financial statements, specifically concerning (i) separation of duties to the SAP ERP and General Ledger and (ii) user access controls that ensure appropriate segregation of duties and adequately restrict user access to financial applications, programs, and data. As a result, there continues to be a material weakness in our internal control over financial reporting as of March 30, 2024.

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

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See discussion of Contingencies in Note 15 to the Condensed Consolidated Financial Statements included in Item 1 of this report.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s business, see the risk factors discussed under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None of the Company’s directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 30, 2024.

ITEM 6.	EXHIBITS

3.1	Certificate of Amendment to Articles of Incorporation, dated March 27, 2024; incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2024.

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

RCM Technologies, Inc.
Date: May 9, 2024	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: May 9, 2024	By: /s/ Kevin D. Miller
Kevin D. Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)