Form 10-Q
period 2024-09-28
RCM TECHNOLOGIES, INC.
filed 2024-11-07
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

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

Common Stock, $0.05 par value, 7,597,028 shares outstanding as of November 6, 2024.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 28, 2024 (Unaudited) and December 30, 2023	4

	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended September 28, 2024 and September 30, 2023	5

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirty-Nine Weeks Ended September 28, 2024 and September 30, 2023	6

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Thirty-Nine Weeks Ended September 28, 2024 and September 30, 2023	7

	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended September 28, 2024 and September 30, 2023	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

Signatures		53

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statement. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing service to the healthcare industry; the impact of and future effects of the COVlD-19 pandemic or other potential pandemics; having a significant portion of our condensed consolidated revenues contributed by a concentrated group of customer during the thirty-nine weeks ended September 28, 2024; credit and collection risks; our claim experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing, the healthcare industry, our workforce and the services that we provide, including state and local regulations pertaining to the taxability of our services and other labor-related matters such a minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 and Part II, Item 1A “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 28, 2024 and December 30, 2023

(In thousands, except share amounts)

	September 28,	December 30,
	2024	2023
	(Unaudited)
Current assets:
Cash and cash equivalents	$3,156	$6,284
Accounts receivable, net of provision for credit losses of $1,600 at September 28, 2024 and December 30, 2023	75,913	70,690
Transit accounts receivable	6,315	8,891
Prepaid expenses and other current assets	5,112	4,637
Total current assets	90,496	90,502

Property and equipment, net	6,793	4,005

Deposits	215	313
Deferred income taxes, foreign	55	55
Goodwill	22,147	22,147
Operating right of use asset	5,292	2,779
Intangible assets, net	547	683
Total other assets	28,256	25,977

Total assets	$125,545	$120,484

Current liabilities:
Accounts payable and accrued expenses	$11,525	$12,454
Transit accounts payable	28,215	31,102
Accrued payroll and related costs	11,634	11,203
Finance lease payable	689	233
Income taxes payable	220	330
Operating right of use liability	1,019	693
Contingent consideration from acquisitions	300	300
Deferred revenue	2,042	1,881
Total current liabilities	55,644	58,196

Deferred income taxes, net, foreign	185	187
Deferred income taxes, net, domestic	1,719	1,568
Finance lease payable, net of current position	1,290	-
Contingent consideration from acquisitions, net of current position	1,671	1,671
Operating right of use liability, net of current position	4,519	2,268
Borrowings under line of credit	30,477	30,804
Total liabilities	95,505	94,694

Contingencies (note 15)	-	-

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
17,833,287 shares issued and 7,597,028 shares outstanding at September 28, 2024 and 17,673,427 shares issued and 7,844,821 shares outstanding at December 30, 2023	890	882
Additional paid-in capital	118,136	116,579
Accumulated other comprehensive loss	(2,787)	(2,813)
Accumulated deficit	(8,805)	(19,265)
Treasury stock, 10,236,259 shares at September 28, 2024 and
9,828,606 shares at December 30, 2023, at cost	(77,394)	(69,593)
Total stockholders’ equity	30,040	25,790

Total liabilities and stockholders’ equity	$125,545	$120,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Thirteen and Thirty-Nine Weeks Ended September 28, 2024 and September 30, 2023

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Revenue	$60,365	$58,049	$201,468	$192,209
Cost of services	42,524	40,768	143,259	137,144
Gross profit	17,841	17,281	58,209	55,065

Operating costs and expenses
Selling, general and administrative	13,018	12,662	40,762	38,782
Depreciation and amortization of property and equipment	393	243	1,012	756
Amortization of acquired intangible assets	45	45	136	136
Costs associated with potential stock issuance	-	-	259	-
Gain on sale of assets	-	-	-	(395)
Operating costs and expenses, net of gain on sale of assets	13,456	12,950	42,169	39,279

Operating income	4,385	4,331	16,040	15,786

Other expense (income)
Interest expense and other, net	492	185	1,551	970
Loss (gain) on foreign currency transactions	127	(44)	68	(5)
Other expense (income), net	619	141	1,619	965

Income before income taxes	3,766	4,190	14,421	14,821
Income tax expense	1,020	434	3,961	3,245

Net income	$2,746	$3,756	$10,460	$11,576

Basic net earnings per share	$0.36	$0.47	$1.34	$1.37

Diluted net earnings per share	$0.35	$0.46	$1.31	$1.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirty-Nine Weeks Ended September 28, 2024 and September 30, 2023 (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023

Net income	$10,460	$11,576
Other comprehensive income	26	5
Comprehensive income	$10,486	$11,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Thirty-Nine Weeks Ended September 28, 2024 and September 30, 2023

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 30, 2023	17,673,427	$882	$116,579	$(2,813)	$(19,265)	9,828,606	$(69,593)	$25,790
Issuance of stock under employee stock purchase plan	22,789	1	363	-	-	-	-	364
Equity compensation expense from awards issued	-	-	635	-	-	-	-	635
Issuance of stock upon vesting of restricted share awards	124,044	6	(6)	-	-	-	-	-
Retirement of common shares	(44,567)	(2)	(1,315)	-	-	-	-	(1,317)
Foreign currency translation adjustment	-	-	-	(27)	-	-	-	(27)
Net income	-	-	-	-	3,952	-	-	3,952

Balance, March 30, 2024	17,775,693	$887	$116,256	$(2,840)	$(15,313)	9,828,606	$(69,593)	$29,397
Equity compensation expense from awards issued	-	-	752	-	-	-	-	752
Purchase of treasury stock	-	-	-	-	-	280,378	(5,391)	(5,391)
Foreign currency translation adjustment	-	-	-	(68)	-	-	-	(68)
Net income	-	-	-	-	3,762	-	-	3,762

Balance, June 29, 2024	17,775,693	$887	$117,008	$(2,908)	$(11,551)	10,108,984	$(74,984)	$28,452
Issuance of stock under employee stock purchase plan	22,822	1	363	-	-	-	-	364
Equity compensation expense from awards issued	-	-	767	-	-	-	-	767
Purchase of treasury stock	-	-	-	-	-	127,275	(2,410)	(2,410)
Issuance of stock upon vesting of restricted share awards	34,772	2	(2)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	121	-	-	-	121
Net income	-	-	-	-	2,746	-	-	2,746

Balance, September 28, 2024	17,833,287	$890	$118,136	$(2,787)	$(8,805)	10,236,259	$(77,394)	$30,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Thirty-Nine Weeks Ended September 28, 2024 and September 30, 2023

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Thirty-Nine Weeks Ended September 28, 2024 and September 30, 2023 (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$10,460	$11,576

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,148	892
Gain on sale of assets	-	(395)
Equity compensation expense from awards issued	2,154	1,451
Deferred income tax expense	147	158
Change in operating right of use assets	751	689
Changes in operating assets and liabilities:
Accounts receivable	(5,207)	(6,696)
Prepaid expenses and other current assets	(475)	(675)
Net of transit accounts receivable and payable	(311)	22,384
Accounts payable and accrued expenses	(760)	(1,798)
Accrued payroll and related costs	433	1,596
Right of use liabilities	(686)	(1,016)
Income taxes payable	(106)	162
Deferred revenue	161	(784)
Deposits	98	4
Total adjustments and changes in operating assets and liabilities	(2,653)	15,972
Net cash provided by operating activities	7,807	27,548

Cash flows from investing activities:
Property and equipment acquired	(1,589)	(875)
Proceeds from sale of assets	-	395
Net cash used in investing activities	(1,589)	(480)

Cash flows from financing activities:
Borrowings under line of credit	112,282	99,857
Repayments under line of credit	(112,609)	(101,982)
Issuance of stock for employee stock purchase plan	728	702
Retirement of common shares	(1,317)	-
Changes in finance lease obligations	(418)	(347)
Contingent consideration paid	-	(339)
Common stock repurchase	(7,801)	(24,449)
Net cash used in financing activities	(9,135)	(26,558)
Effect of exchange rate changes on cash and cash equivalents	(211)	(195)
(Decrease) increase in cash and cash equivalents	(3,128)	315
Cash and cash equivalents at beginning of period	6,284	339

Cash and cash equivalents at end of period	$3,156	$654

Supplemental cash flow information:
Cash paid for:
Interest	$1,545	$1,005
Income taxes	$4,746	$2,810

Non-cash financing activities:
Right of use assets in exchange for lease obligations	$3,264	$-
Value of shares issued as contingent consideration	$-	$132
Software purchased under finance lease	$2,172	$-

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

Results for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023 are not necessarily indicative of results that may be expected for the full year or any future period.

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

The Company records revenue under Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Revenue is recognized when we satisfy a performance obligation by transferring services promised in a contract to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services. Performance obligations in our contracts represent distinct or separate service streams that we provide to our customers.

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

The following table presents our revenue disaggregated by revenue source for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Specialty Health Care:
Time and Material	$26,114	$24,485	$100,530	$98,595
Permanent Placement Services	440	410	1,138	958
Total Specialty Health Care	$26,554	$24,895	$101,668	$99,553

Engineering:
Time and Material	$11,810	$10,625	$34,273	$32,652
Fixed Fee	12,357	11,827	35,907	29,304
Total Engineering	$24,167	$22,452	$70,180	$61,956

Life Sciences and Information Technology:
Time and Material	$7,139	$8,898	$23,962	$25,757
Permanent Placement Services	76	121	187	368
Fixed Fee	2,429	1,683	5,471	4,575
Total Life Sciences and Information Technology	$9,644	$10,702	$29,620	$30,700
	$60,365	$58,049	$201,468	$192,209

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

Deferred Revenue

There was $2.0 million of deferred revenue as of September 28, 2024. Deferred revenue was $1.9 million as of December 30, 2023. Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence. For the thirteen weeks ended September 28, 2024, the Company did not recognize any revenue included in deferred revenue at the beginning of the reporting period. For the thirteen weeks that ended on September 30, 2023, the Company recognized revenue of $0.1 million that was included in the deferred revenue at the beginning of the reporting period.  For the thirty-nine weeks ended September 28, 2024 and September 30, 2023, the Company recognized revenue of $1.9 million and $1.1 million, respectively, that was included in deferred revenue at the beginning of the reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.    Revenue Recognition (Continued)

Concentration

During the thirty-nine weeks ended September 28, 2024, the Company had two customers exceed 10% of consolidated revenue, representing 18.7% and 14.1% of consolidated revenue, respectively. During the thirty-nine weeks ended September 30, 2023, the Company had one customer exceed 10% of consolidated revenue, representing 16.2% of consolidated revenue. In both periods presented, the customers are included in the Company’s Specialty Health Care segment.

4.   Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable comprise the following:

	September 28, 2024	December 30, 2023
Billed	$43,892	$51,111
Unbilled	24,100	14,737
Work-in-progress	9,521	6,442
Provision for credit losses	(1,600)	(1,600)

Accounts receivable, net	$75,913	$70,690

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

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency, the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable,” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $6.3 million and related transit accounts payable was $28.2 million, for a net payable of $21.9 million, as of September 28, 2024. The transit accounts receivable was $8.9 million and related transit accounts payable was $31.1 million, for a net payable of $22.2 million, as of December 30, 2023.

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

Property and equipment comprise the following:

	September 28, 2024	December 30, 2023
Computer hardware and software	$8,877	$5,512
Furniture and office equipment	319	262
Leasehold improvements	603	413
Laboratory equipment	196	173
	9,995	6,360

Less: accumulated depreciation and amortization	3,202	2,355

Property and equipment, net	$6,793	$4,005

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $166 and $1,201 during the thirty-nine weeks ended September 28, 2024 and September 30, 2023, respectively. Depreciation and amortization expense of property and equipment for the thirteen weeks ended September 28, 2024 and September 30, 2023 was $393 and $243, respectively. Depreciation and amortization expense of property and equipment for the thirty-nine weeks ended September 28, 2024 and September 30, 2023 was $1,012 and $756, respectively.

6.    Acquisitions and Divestitures

Future Contingent Payments

As of September 28, 2024, the Company had two acquisition agreements whereby additional contingent consideration may be earned by the sellers: 1) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC, and 2) effective October 2, 2022, the Company acquired certain assets of TalentHerder LLC. The Company estimates future contingent payments at September 28, 2024 as follows:

Total
The four quarters following September 28, 2024	$300
Thereafter	1,671
Estimated future contingent consideration payments	$1,971

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

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of September 28, 2024.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

Potential future contingent payments for acquisitions after September 28, 2024 are capped at a cumulative maximum of $9.6 million. The Company did not pay contingent consideration during the thirty-nine weeks ended September 28, 2024 and paid $0.3 million of contingent consideration during the thirty-nine weeks ended September 30, 2023.  The contingent consideration paid in the thirty-nine weeks ended September 30, 2023 included $0.1 million of the Company's common stock.

7.    Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  The Company reviewed industry and market conditions, reporting unit specific events as well as overall financial performance and determined that no indicators of impairment of goodwill existed during the thirty-nine weeks ended September 28, 2024. As such, no impairment loss on the Company’s intangible assets during the thirty-nine weeks ended September 28, 2024 was recorded as a result of such review.

The carrying amount of goodwill as of September 28, 2024 and December 30, 2023 was as follows:

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

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the thirty-nine weeks ended September 28, 2024 and September 30, 2023 were 6.8% and 6.4%, respectively.

All borrowings under the Fourth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of September 28, 2024, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of September 28, 2024 and December 30, 2023 were $30.5 million and $30.8 million, respectively. There were letters of credit outstanding at September 28, 2024 and December 30, 2023 for $7.0 million and $2.0 million, respectively. At September 28, 2024 and December 30, 2023, the Company had availability for additional borrowings under the Revolving Credit Facility of $7.5 million and $12.1 million, respectively.

9.    Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share. The number of weighted-average shares used to calculate basic and diluted earnings per share for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023 was determined as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Basic weighted average shares outstanding	7,634,113	7,919,752	7,783,481	8,469,501
Dilutive effect of outstanding restricted share awards	155,333	276,578	206,757	261,497
Diluted weighted average shares outstanding	7,789,446	8,196,330	7,990,238	8,730,998

For all periods presented, there were no anti-dilutive shares included in the calculation of common stock equivalents as there were no stock options outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.    Per Share Data (Continued)

Unissued shares of common stock were reserved for the following purposes:

	September 28, 2024	December 30, 2023
Time-based restricted stock awards outstanding	294,146	376,618
Performance-based restricted stock awards outstanding	300,000	100,000
Future grants of options or shares	296,040	603,044
Shares reserved for employee stock purchase plan	252,119	297,730

Total	1,142,305	1,377,392

10.    Share-Based Compensation

At September 28, 2024, the Company had two share-based employee compensation plans, the Employee Stock Purchase Plan and the 2014 Omnibus Equity Compensation Plan.

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

Share-based compensation expense for the thirteen weeks ended September 28, 2024 and September 30, 2023 was $767 and $483, respectively.  Share-based compensation expense for the thirty-nine weeks ended September 28, 2024 and September 30, 2023 was $2,154 and $1,450, respectively.  Share-based compensation expense is included in selling, general and administrative expense in the Company’s statement of operations.

As of September 28, 2024, the Company had $8.6 million of total unrecognized compensation cost, with approximately $2.5 million related to time-based non-vested share-based awards outstanding and $6.1 million related to performance-based non-vested share-based awards outstanding. The Company expects to recognize the expense associated with time-based non-vested share-based awards through fiscal 2029.  If earned, the Company will recognize the expense associated with performance-based non-vested share-based awards straight-line through fiscal 2027.  These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions. The number of shares issued on July 1, 2024 (the first business day following the previous offering period) was 22,822. As of September 28, 2024, there were 252,119 shares available for issuance under the Purchase Plan. Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the thirty-nine weeks ended September 28, 2024 and September 30, 2023 was $246 and $244, respectively.

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

All stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of September 28, 2024, there were no accrued dividends. Dividends for stock awards that ultimately do not vest are forfeited.

As of September 28, 2024, under the 2014 Plan, 294,146 time-based shares were outstanding, 300,000 performance-based restricted stock awards were outstanding and 296,040 shares were available for awards.

The intrinsic value of all equity grants for the fiscal quarters ended September 28, 2024 and September 30, 2023 was $11.1 million and $8.9 million, respectively. These amounts are based on the equity price on the last trading day in the period presented.

Time-Based Restricted Stock Awards

From time-to-time the Company issues time-based restricted stock awards. The following summarizes the activity in the time-based restricted stock awards under the 2014 Plan during the thirty-nine weeks ended September 28, 2024:

	Number of Time-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 30, 2023	383,458	$11.58
Granted	7,004	$29.99
Vested	(96,316)	$9.46
Forfeited or expired	-	-
Outstanding non-vested at September 28, 2024	294,146	$12.72

Based on the closing price of the Company’s common stock of $20.37 per share on September 27, 2024 (the last trading day prior to September 28, 2024), the intrinsic value of the time-based non-vested restricted stock awards at September 28, 2024 was approximately $6.0 million. As of September 28, 2024, there was approximately $2.5 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock awards through fiscal 2029.

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

The following summarizes the activity in the performance-based restricted stock awards during the thirty-nine weeks ended September 28, 2024:

	Number of Performance-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 30, 2023	100,000	$11.96
Granted	300,000	$28.79
Vested	(62,500)	$11.96
Forfeited or expired	(37,500)	$11.96
Outstanding non-vested at September 28, 2024	300,000	$28.79

As of September 28, 2024, there were two outstanding grants for performance-based restricted stock awards issued to Bradley Vizi, the Company’s Chief Executive Officer.  In February 2024, the Company issued a performance-based restricted stock unit grant of a maximum of 250,000 shares, the shares of which may vest over four years in equal annual installments of a maximum of 62,500 shares (the February 2024 Performance Grant). As of September 28, 2024, the Company estimates that 62,500 shares under the February 2024 Performance Grant will be earned and issued in fiscal 2025. In March 2024, the Company issued a performance-based restricted stock unit grant of a maximum of 50,000 shares (the March 2024 Performance Grant) that potentially vests in fiscal 2025. As of September 28, 2024, the Company estimates that zero shares under the March 2024 Performance Grant will be earned and issued.

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

Share-based compensation for performance-based equity agreement was $0.5 million and $0.1 million for the thirteen weeks ended September 28, 2024 and September 30, 2023, respectively.  Share-based compensation for performance-based equity agreement was $1.1 million and $0.4 million for the thirty-nine weeks ended September 28, 2024 and September 30, 2023, respectively.

There were no immediately vested share awards during the thirty-nine weeks ended September 28, 2024. During the thirty-nine weeks ended September 30, 2023, the Company awarded 4,762 immediately vested share awards at an average price of $10.50.

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

During the thirty-nine weeks ended September 28, 2024, the Company purchased 407,653 shares at an average price of $19.09 per share.  During the thirty-nine weeks ending September 30, 2023, the Company purchased 1,758,160 shares at an average price of $13.80 per share, including the aforementioned private transaction.  As of September 28, 2024, the Company had $42.2 million available for future treasury stock purchases.

The Company accrued $21 in excise tax associated with its Treasury Stock Repurchase Plan during the thirty-nine weeks ended September 28, 2024. The Company accrued $0.2 million in excise tax associated with its Treasury Stock Repurchase Plan during the thirty-nine weeks ended September 30, 2023.

During the thirty-nine weeks ended September 28, 2024, the Company issued and retired 44,567 shares associated with equity grants that vested for Brad Vizi, the Company’s Chairman and CEO.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

12.    New Accounting Standards and Updates

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard only applies to contracts and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform.  This guidance provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the LIBOR and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.  This update defers the sunset date from December 31, 2022 to December 31, 2024.  The Company may elect to apply the amendments prospectively through December 31, 2024. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM) as well as other segment items, extend certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements.  Early adoption is also permitted.  This ASU will likely require us to include the additional disclosures when adopted.  We are currently evaluating the provisions of this ASU and expect to adopt them for the fiscal year ending December 28, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. We are currently evaluating the effect that adoption of this ASU will have on our disclosures.

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

Segment operating income includes selling, general and administrative expenses directly attributable to that segment as well as charges for allocating corporate costs to each of the operating segments. The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Weeks Ended September 28, 2024	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total
Revenue	$26,554	$24,167	$9,644	$-	$60,365
Cost of services	18,271	18,273	5,980	-	42,524
Gross profit	8,283	5,894	3,664	-	17,841
Selling, general and administrative	6,510	4,294	2,214	-	13,018
Depreciation and amortization of property and equipment	139	200	54	-	393
Amortization of acquired intangible assets	-	-	45	-	45
Operating income	$1,634	$1,400	$1,351	$-	$4,385
Total assets as of September 28, 2024	$40,525	$52,321	$21,681	$11,018	$125,545
Property and equipment acquired	$68	$378	$-	$76	$522

Thirteen Weeks Ended September 30, 2023	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total
Revenue	$24,895	$22,452	$10,702	$-	$58,049
Cost of services	17,438	16,846	6,484	-	40,768
Gross profit	7,457	5,606	4,218	-	17,281
Selling, general and administrative	5,977	4,327	2,358	-	12,662
Depreciation and amortization of property and equipment	88	122	33	-	243
Amortization of acquired intangible assets	-	-	45	-	45
Operating income	$1,392	$1,157	$1,782	$-	$4,331
Total assets as of September 30, 2023	$32,272	$45,949	$17,662	$5,331	$101,214
Property and equipment acquired	$62	$162	$69	$22	$315

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.    Segment Information (Continued)

Thirty-Nine Weeks Ended September 28, 2024	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total
Revenue	$101,668	$70,180	$29,620	$-	$201,468
Cost of services	71,672	52,818	18,769	-	143,259
Gross profit	29,996	17,362	10,851	-	58,209
Selling, general and administrative	21,252	12,515	6,995	-	40,762
Depreciation and amortization of property and equipment	372	505	135	-	1,012
Amortization of acquired intangible assets	-	-	136	-	136
Costs associated with potential stock issuance	-	-	-	259	259
Operating income (loss)	$8,372	$4,342	$3,585	$(259)	$16,040
Total assets as of September 28, 2024	$40,525	$52,321	$21,681	$11,018	$125,545
Property and equipment acquired	235	$622	$20	$712	$1,589

Thirty-Nine Weeks Ended September 30, 2023	Specialty Health Care	Engineering	Life Sciences and IT	Corporate	Total
Revenue	$99,553	$61,956	$30,700	$-	$192,209
Cost of services	70,623	47,482	19,039	-	137,144
Gross profit	28,930	14,474	11,661	-	55,065
Selling, general and administrative	19,211	12,626	6,945	-	38,782
Depreciation and amortization of property and equipment	281	370	105	-	756
Amortization of acquired intangible assets	-	-	136	-	136
Gain on sale of assets	-	(395)	-	-	(395)
Operating income	$9,438	$1,873	$4,475	$-	$15,786
Total assets as of September 30, 2023	$32,272	$45,949	$17,662	$5,331	$101,214
Property and equipment acquired	$109	$640	$88	$38	$875

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.    Segment Information (Continued)

The Company derives a majority of its revenue from offices in the United States. Revenues reported for each operating segment are all from external customers. The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Europe. Revenue by geographic area for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenue
United States	$55,322	$53,679	$185,742	$179,800
Canada	1,895	1,647	4,982	5,060
Puerto Rico	1,568	1,643	5,588	4,745
Europe	1,580	1,080	5,156	2,604
	$60,365	$58,049	$201,468	$192,209

Total assets by geographic area as of the reported periods were as follows:

	September 28, 2024	December 30, 2023
Total assets
United States	$114,067	$110,781
Canada	1,924	1,880
Puerto Rico	3,127	3,476
Europe	6,427	4,347
	$125,545	$120,484

14.    Income Taxes

The Company recognized $4.0 million of income tax expense for the thirty-nine weeks ended September 28, 2024 as compared to $3.2 million for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 27.5% as compared to 21.9% for the comparable prior-year period. The effective income tax rates for the thirty-nine weeks ended September 28, 2024, were approximately 28.3%, 26.2% and 13.1% in the United States, Canada and Europe, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income.  The comparable prior-year period estimated income tax rates were 21.5%, 26.1% and 13.3% in the United States, Canada and Europe, respectively.

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

The Company is exposed to various asserted claims as of September 28, 2024, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of September 28, 2024, the Company has accrued $2.5 million for asserted claims.

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

The components of lease expense were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Operating lease cost	$332	$349	$1,017	$1,078

Finance lease cost
Amortization of right of use assets	$181	$116	$413	$368
Interest on lease liabilities	24	1	24	3
Total finance lease cost	$205	$117	$437	$371

Supplemental Cash Flow information related to leases was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$300	$359	$862	$1,102
Operating cash flows from finance leases	$-	$1	$1	$4
Financing cash flows from finance leases	$193	$115	$426	$346

Right of use assets obtained in exchange for lease obligations
Operating leases	$-	$-	$3,264	$-
Finance leases	$2,172	$-	$2,172	$-

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Leases (Continued)

Supplemental Balance Sheet information as of September 28, 2024 and December 30, 2023 related to leases was as follows:

	September 28, 2024	December 30, 2023
Operating leases
Operating lease right of use assets	$5,292	$2,779

Operating right of use liability - current	$(1,019)	$(693)
Operating right of use liability - non-current	(4,519)	(2,268)
Total operating lease liabilities	$(5,538)	$(2,961)

Property and equipment - (right of use assets)	$2,172	$926
Accumulated depreciation	(181)	(695)
Property and equipment, net	$1,991	$231

Finance lease liability - current	(689)	$(233)
Finance lease liability - non-current	(1,290)	-
Total finance lease liabilities	(1,979)	$(233)

Weighted average remaining lease term in years
Operating leases	4.65	8.61
Finance leases	2.75	0.75

Weighted average discount rate
Operating leases	6.36%	3.15%
Finance leases	4.88%	0.87%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2024 (After September 28, 2024)	$343	$193
2025	1,250	773
2026	1,162	773
2027	974	387
2028	963	-
Thereafter	1,815	-

Total lease payments	6,507	$2,126
Less: imputed interest	(969)	(147)
Total	$5,538	$1,979

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended September 28, 2024 Compared to Thirteen Weeks Ended September 30, 2023

A summary of operating results for the thirteen weeks ended September 28, 2024 and September 30, 2023 is as follows (in thousands):

	September 28, 2024		September 30, 2023
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$60,365	100.0	$58,049	100.0
Cost of services	42,524	70.4	40,768	70.2
Gross profit	17,841	29.6	17,281	29.8

Selling, general and administrative	13,018	21.6	12,662	21.8
Depreciation and amortization of property and equipment	393	0.7	243	0.4
Amortization of acquired intangible assets	45	0.1	45	0.1
Operating costs and expenses	13,456	22.4	12,950	22.3

Operating income	4,385	7.2	4,331	7.5
Other expense, net	619	1.0	141	0.2

Income before income taxes	3,766	6.2	4,190	7.3
Income tax expense	1,020	1.7	434	0.8

Net income	$2,746	4.5	$3,756	6.5

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended September 28, 2024 and September 30, 2023 consisted of thirteen weeks each.

Revenue.  Revenue increased by $2.3 million for the thirteen weeks ended September 28, 2024 as compared to the thirteen weeks ended September 30, 2023 (the “comparable prior-year period”).  Revenue increased $1.6 million in the Specialty Health Care segment, increased $1.7 million in the Engineering segment and decreased $1.0 million in the Life Sciences and Information Technology segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit.  Cost of services increased by $1.8 million for the thirteen weeks ended September 28, 2024 as compared to the comparable prior-year period, primarily due to the increase in revenue. Cost of services as a percentage of revenue for the thirteen weeks ended September 28, 2024 and September 30, 2023 was 70.4% and 70.2%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $13.0 million for the thirteen weeks ended September 28, 2024 as compared to $12.7 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 21.6% for the thirteen weeks ended September 28, 2024 and 21.8% for the comparable prior-year period.   See Segment Discussion for further information on SGA expense changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended September 28, 2024 Compared to Thirteen Weeks Ended September 30, 2023 (Continued)

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions.  Other expense, net increased by $0.5 million as compared to the comparable prior year period, primarily due to an increase in interest expense, net. Interest expense increased due to increased borrowing and increased interest rates.

Income Tax Expense.  The Company recognized $1.0 million of income tax expense for the thirteen weeks ended September 28, 2024 as compared to $0.4 million for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 27.1% as compared to 10.4% for the comparable prior-year period. The effective fiscal 2024 income tax rates as of September 28, 2024, were approximately 28.3%, 26.2 % and 13.1% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The primary reason for the increase in the consolidated effective rate in the current period was due to a permanent tax difference associated with the tax deduction for equity grants in the United States that vested during the thirteen weeks ended September 28, 2024.

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

Thirteen Weeks Ended September 28, 2024 Compared to Thirteen Weeks Ended September 30, 2023 (Continued)

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $26.6 million for the thirteen weeks ended September 28, 2024, increased 6.7%, or $1.6 million, compared to the comparable prior-year period.  The increase in revenue was driven by the Company’s school clients, offset by a decrease in revenue from the Company’s non-school clients. Revenue from school clients for the thirteen weeks ended September 28, 2024, was $20.2 million as compared to $17.3 million for the comparable prior-year period. Revenue from non-school clients for the thirteen weeks ended September 28, 2024, was $6.4 million as compared to $7.6 million for the comparable prior-year period. The decrease in non-school revenue was primarily driven by the reduction in revenue from a large long-term care group where the Company deliberately reduced services, which generated $0.7 million in the current period as compared to $1.9 million in the comparable prior-year period.  Gross profit increased by 11.1%, or $0.8 million, to $8.3 million as compared to $7.5 million in the comparable prior-year period. Gross profit increased due to increases in revenue and gross profit margin. Gross profit margin for the thirteen weeks ended September 28, 2024, increased to 31.2% compared to 30.0% for the comparable prior-year period. The increase in gross profit margin was primarily attributed to a greater mix shift to school services as opposed to non-school services. Specialty Health Care experienced operating income of $1.6 million for the thirteen weeks ended September 28, 2024, as compared to $1.4 million for the comparable prior-year period. The primary reason for the increase in operating income was the increase in gross profit, offset by an increase to SGA expense to $6.5 million compared to $6.0 million for the comparable prior-year period. SGA expense increased primarily due to sales and recruiting infrastructure investments expected to generate higher growth rates for the 2024/2025 school year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended September 28, 2024 Compared to Thirteen Weeks Ended September 30, 2023 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $24.2 million for the thirteen weeks ended September 28, 2024, increased 7.6%, or $1.7 million, compared to the comparable prior-year period.  The increase in revenue comprised the following: an increase in Energy Services revenue of $3.0 million, offset by decreases in Aerospace revenue of $0.1 million and Industrial Processing revenue of $1.2 million.  Aerospace revenue decreased primarily due to a contract reduction for the Company’s major outsourcing client. The Company believes the decrease in Industrial Processing revenue was mainly due to the irregular timing of large contracts with its Industrial Processing clients. Gross profit increased by 5.1%, or $0.3 million, compared to the comparable prior-year period. Gross profit increased because of the increase in revenue, offset by a decrease in gross profit margin. The gross profit margin of 24.4% for the current period decreased from 25.0% for the comparable prior-year period. The decrease in gross profit margin was primarily due to lower utilization and mix shift associated with project revenue from the Energy Services group. The Engineering segment experienced operating income of $1.4 million for the thirteen weeks ended September 28, 2024, compared to $1.2 million for the comparable prior-year period. Operating income increased due to the increase in gross profit and a negligible decrease in SGA expense.

Life Sciences and Information Technology

Life Sciences and Information Technology revenue of $9.6 million for the thirteen weeks ended September 28, 2024, decreased by 9.9%, or $1.0 million, compared to $10.7 million for the comparable prior-year period. The decrease in revenue was derived from the Company’s legacy IT staffing business of $1.0 million in the current period versus $1.3 million in the comparable prior year period and normal fluctuations in other business lines. Gross profit of $3.7 million for the thirteen weeks ended September 28, 2024, decreased 13.1%, or $0.5 million, compared to $4.2 million for the comparable prior-year period. The Life Sciences and Information Technology gross profit margin for the thirteen weeks ended September 28, 2024, was 38.0% as compared to 39.4% for the comparable prior-year period.  The Company attributes the gross profit margin decrease to fluctuations in high margin project work. The Company also believes the gross margin for the current period is a more normalized rate. The Life Sciences and Information Technology segment experienced operating income of $1.4 million compared to $1.8 million for the comparable prior-year period. The decrease in operating income was primarily due to a decrease in gross profit, offset by a decrease in SGA expense. SGA expense decreased to $2.2 million compared to $2.4 million in the comparable prior-year period. The decrease in SGA expense was primarily due to normal fluctuations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Weeks Ended September 28, 2024 Compared to Thirty-Nine Weeks Ended September 30, 2023

A summary of operating results for the thirty-nine weeks ended September 28, 2024 and September 30, 2023 is as follows (in thousands):

	September 28, 2024		September 30, 2023
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$201,468	100.0	$192,209	100.0
Cost of services	143,259	71.1	137,144	71.4
Gross profit	58,209	28.9	55,065	28.6

Selling, general and administrative	40,762	20.3	38,782	20.2
Depreciation and amortization of property and equipment	1,012	0.5	756	0.4
Amortization of acquired intangible assets	136	0.1	136	0.1
Costs associated with potential stock issuance	259	0.1	-	-
Gain on sale of assets	-	-	(395)	(0.3)
Operating costs and expenses	42,169	21.0	39,279	20.4

Operating income	16,040	8.0	15,786	8.2
Other expense, net	1,619	0.8	965	0.5

Income before income taxes	14,421	7.2	14,821	7.7
Income tax expense	3,961	2.0	3,245	1.7

Net income	$10,460	5.2	$11,576	6.0

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended September 28, 2024 and September 30, 2023 consisted of thirty-nine weeks each.

Revenue.  Revenue increased by $9.3 million for the thirty-nine weeks ended September 28, 2024 as compared to the thirty-nine weeks ended September 30, 2023 (the “comparable prior-year period”).  Revenue increased $2.1 million in the Specialty Health Care segment, increased $8.2 million in the Engineering segment and decreased $1.0 million in the Life Sciences and Information Technology segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit.  Cost of services increased by $6.1 million for the thirty-nine weeks ended September 28, 2024 as compared to the comparable prior-year period, primarily due to the increase in revenue. Cost of services as a percentage of revenue for the thirty-nine weeks ended September 28, 2024 and September 30, 2023 was 71.1% and 71.4%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $40.7 million for the thirty-nine weeks ended September 28, 2024 as compared to $38.8 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 20.3% for the thirty-nine weeks ended September 28, 2024 and 20.2% for the comparable prior-year period.   See Segment Discussion for further information on SGA expense changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Weeks Ended September 28, 2024 Compared to Thirty-Nine Weeks Ended September 30, 2023 (Continued)

Costs Associated with Potential Stock Issuance. In the thirty-nine weeks ended September 28, 2024, the Company filed a Registration Statement on Form S-3 (the Registration Statement) with the Securities and Exchange Commission for an offering of up to $100.0 million of various securities. The Company also entered an At Market Issuance Sales Agreement under which the Company may sell, under the Registration Statement, up to $50.0 million worth of shares of the Company’s common stock. The Company incurred total expenses of $259 related to these transactions.

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

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions.  Other expense, net increased by $0.7 million as compared to the comparable prior year period, primarily due to an increase in interest expense, net. Interest expense increased due to increased borrowing and increased interest rates.

Income Tax Expense.  The Company recognized $4.0 million of income tax expense for the thirty-nine weeks ended September 28, 2024 as compared to $3.2 million for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 27.5% as compared to 21.9% for the comparable prior-year period. The effective fiscal 2024 income tax rates as of September 28, 2024, were approximately 28.3%, 26.2% and 13.1% in the United States, Canada, and Serbia, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The primary reason for the increase in the consolidated effective rate in the current period was due to a permanent tax difference associated with the tax deduction for equity grants in the United States that vested during the thirty-nine weeks ended September 28, 2024.

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

Thirty-Nine Weeks Ended September 28, 2024 Compared to Thirty-Nine Weeks Ended September 30, 2023 (Continued)

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $101.7 million for the thirty-nine weeks ended September 28, 2024, increased 2.1%, or $2.1 million, compared to the comparable prior-year period. The increase in revenue was driven by the Company’s school clients, offset by a decrease in revenue from the Company’s non-school clients. Revenue from school clients for the thirty-nine weeks ended September 28, 2024, was $82.9 million as compared to $73.2 million for the comparable prior-year period. Revenue from non-school clients for the thirty-nine weeks ended September 28, 2024, was $18.8 million as compared to $26.4 million for the comparable prior-year period. The decrease in non-school revenue was primarily driven by the reduction in revenue from a large long-term care group where the Company deliberately reduced services, which generated $2.7 million in the current period as compared to $8.0 million in the comparable prior-year period. Gross profit increased by 3.7%, or $1.1 million, to $30.0 million as compared to $28.9 million in the comparable prior-year period. Gross profit increased due to an increase in revenue and gross profit margin. Gross profit margin for the thirty-nine weeks ended September 28, 2024, increased to 29.5% compared to 29.1% for the comparable prior-year period. The increase in gross profit margin was primarily attributed to a greater mix shift to school services as opposed to non-school services, offset by increased unemployment tax rates in New York. Specialty Health Care experienced operating income of $8.4 million for the thirty-nine weeks ended September 28, 2024, as compared to $9.4 million for the comparable prior-year period. The primary reason for the decrease in operating income was an increase in SGA expenses to $21.3 million compared to $19.2 million for the comparable prior-year period. SGA expense increased primarily due to sales and recruiting infrastructure investments expected to generate higher growth rates for the 2024/2025 school year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Weeks Ended September 28, 2024 Compared to Thirty-Nine Weeks Ended September 30, 2023 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $70.2 million for the thirty-nine weeks ended September 28, 2024, increased 13.3%, or $8.2 million, compared to the comparable prior-year period.  The increase in revenue comprised the following: an increase in Energy Services revenue of $11.6 million, offset by decreases in Aerospace revenue of $1.6 million and Industrial Processing revenue of $1.8 million.  Aerospace revenue decreased primarily due to a contract reduction for the Company’s major outsourcing client. The Company believes the decrease in Industrial Processing revenue was mainly due to the irregular timing of large contracts with its Industrial Processing clients. Gross profit increased by 20.0%, or $2.9 million, compared to the comparable prior-year period. Gross profit increased because of the increase in revenue, augmented by an increase in gross profit margin. The gross profit margin of 24.7% for the current period increased from 23.4% for the comparable prior-year period. The increase in gross profit margin was primarily due to better utilization, associated with higher revenue and favorable project revenue from the Energy Services group. The Engineering segment experienced operating income of $4.3 million for the thirty-nine weeks ended September 28, 2024, compared to $1.9 million for the comparable prior-year period. Operating income increased due to the increase in gross profit and a small decrease of $0.1 million in SGA expense. The Engineering segment’s SGA expense of $12.5 million decreased from $12.6 million, primarily due to deliberate reductions to gain better efficiency.

Life Sciences and Information Technology

Life Sciences and Information Technology revenue of $29.6 million for the thirty-nine weeks ended September 28, 2024, decreased 3.5%, or $1.1 million, compared to the comparable prior-year period. Gross profit of $10.9 million for the thirty-nine weeks ended September 28, 2024, decreased 7.0%, or $0.8 million, compared to $11.7 million for the comparable prior-year period. The Life Sciences and Information Technology gross profit margin for the thirty-nine weeks ended September 28, 2024, was 36.6% as compared to 38.0% for the comparable prior-year period. The Company attributes the gross profit margin decrease to fluctuations in high margin project work. The Company also believes the gross margin for the current period is a more normalized rate. The Life Sciences and Information Technology segment experienced operating income of $3.6 million compared to $4.5 million for the comparable prior-year period.  The decrease in operating income was primarily due to a decrease in gross profit, and an increase in SGA expense. SGA expense increased to $7.0 million compared to $6.9 million in the comparable prior-year period. The increase in SGA expense was primarily due to normal fluctuations.

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

The following unaudited table presents the Company’s GAAP net income and the corresponding adjustments used to calculate Adjusted operating income, EBITDA and Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 28, 2024 and September 30, 2023.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

GAAP operating income	$4,385	$4,331	$16,040	$15,786
Adjustments
Gain on sale of assets	-	-	-	(395)
Costs associated with potential stock issuance	-	-	259	-
Equity compensation	767	484	2,154	1,451
Adjusted operating income (non-GAAP)	$5,152	$4,815	$18,453	$16,842

GAAP net income	$2,746	$3,756	$10,460	$11,576
Income tax expense	1,020	434	3,961	3,245
Interest expense, net	492	185	1,551	970
Depreciation of property and equipment	393	243	1,012	756
Amortization of acquired intangible assets	45	45	136	136
EBITDA (non-GAAP)	$4,696	$4,663	$17,120	$16,683

Adjustments
Gain on sale of assets	-	-	-	(395)
Costs associated with potential stock issuance	-	-	259	-
(Gain) loss on foreign currency transactions	127	(44)	68	(5)
Equity compensation	767	484	2,154	1,451
Adjusted EBITDA (non-GAAP)	$5,590	$5,103	$19,601	$17,734

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Supplemental Operating Results on a Non-GAAP Basis (Continued)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

GAAP net income	$2,746	$3,756	$10,460	$11,576
Adjustments
Gain on sale of assets	-	-	-	(395)
Costs associated with potential stock issuance	-	-	259	-
Loss (gain) on foreign currency transactions	127	(44)	68	(5)
Equity compensation	767	484	2,154	1,451
Tax impact from normalized rate	(190)	(138)	(674)	(295)
Adjusted net income (non-GAAP)	$3,450	$4,058	$12,267	$12,332

GAAP diluted net earnings per share	$0.35	$0.46	$1.31	$1.33
Adjustments
Gain on sale of assets				$(0.04)
Costs associated with potential stock issuance	-	-	$0.03	-
Loss (gain) on foreign currency transactions	$0.01	-	$0.01	-
Equity compensation	$0.10	$0.06	$0.27	$0.16
Tax impact from normalized rate	$(0.02)	$(0.02)	$(0.08)	$(0.04)
Adjusted diluted net earnings per share (non-GAAP)	$0.44	$0.50	$1.54	$1.41

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023
Cash provided by (used in):
Operating activities	$7,807	$27,548
Investing activities	$(1,589)	$(480)
Financing activities	$(9,135)	$(26,558)

Operating Activities

Operating activities provided $7.8 million of cash for the thirty-nine weeks ended September 28, 2024 as compared to providing $27.5 million in the comparable prior-year period.  The major components of cash provided by operating activities in the thirty-nine weeks ended September 28, 2024 and the comparable prior-year period are as follows: net income, and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and accrued payroll and related costs, and deferred revenue.

For the thirty-nine weeks that ended September 28, 2024, the Company experienced a net income of $10.5 million compared to $11.6 million for the comparable prior-year period.  An increase in accounts receivables in the thirty-nine weeks ended September 28, 2024, used $5.2 million of cash compared to using $6.7 million in the comparable prior-year period.  The Company primarily attributes this increase in accounts receivables for the thirty-nine weeks ended September 28, 2024, to three factors: 1) several large, multiyear EPC (Engineering, Procurement, and Construction) projects with increasing retainage and normal fluctuations in invoicing and collections, 2) a purchase order with the Company's largest school client that was extinguished in fiscal 2023, and 3) a formerly large long-term care group where the Company deliberately reduced services due to slow paying of invoices. The Company's EPC accounts receivable balance was $9.1 million as of September 28, 2024, compared to $1.3 million as of December 30, 2024. The balance is expected to reduce significantly in the fourth quarter of fiscal 2024 and to fluctuate after that. The Company had a receivable balance of $4.2 million for nursing services to its largest school client for the school year ended June 2024. If not for the extinguished purchase order, these invoices are typically fully paid by the end of the following September. The Company expects to collect substantially all of this receivable by the end of fiscal 2024. The Company estimates that the long-term care group's receivable balance exceeded a normalized balance of $3.4 million. The Company has been given assurance by its client that substantially all of the excess balance will be paid in the fourth quarter of fiscal 2024.

While highly variable, the Company’s transit accounts payable typically exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $21.9 million as of September 28, 2024 and a net payable of $22.2 million as of December 30, 2023, using $0.3 million of cash during the thirty-nine weeks ended September 28, 2024.  The net of transit accounts payable and transit accounts receivable was a net payable of $28.9 million as of September 30, 2023 and a net payable of $6.5 million as of December 31, 2022, providing $22.4 million of cash during the thirty-nine weeks ended September 30, 2023.  The decrease to net transit payable as of September 28, 2024 was due to normal fluctuations associated with several large, multiyear EPC projects. In a typical EPC contract, the Company receives significant cash upfront to fund equipment procurement and construction subcontractors throughout the project.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Prepaid expenses and other current assets used cash of $0.5 million for the thirty-nine weeks ended September 28, 2024 as compared to using $0.7 million of cash for the comparable prior-year period. The Company attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets generally tend to increase at the end of a fiscal year and decrease during the first three quarters of the following fiscal year.

An decrease in accounts payable and accrued expenses used cash of $0.8 million for the thirty-nine weeks ended September 28, 2024 as compared to using $1.8 million for the comparable prior-year period.  The Company attributes these changes to typical fluctuations in the normal course of business.

Changes in accrued payroll and related costs provided $0.4 million for the thirty-nine weeks ended September 28, 2024 as compared to providing $1.6 million for the comparable prior-year period.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirty-nine weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.   The Company’s last major payroll for the thirty-nine weeks ended September 28, 2024 was paid on September 27, 2024.

The Company’s deferred revenue balance as of September 28, 2024 was $2.0 million, compared to $1.9 million as of December 30, 2023, providing cash from operations of $0.1 million for the thirty-nine weeks ended September 28, 2024.  The increase was associated with upfront payments for future labor associated with the Company’s EPC contracts.

Investing Activities

Investing activities used $1.6 million for the purchase of property and equipment in the current period as compared to using $0.9 million in the comparable prior-year period. The primary reason for the increase was the continued implementation of the Company’s new ERP software system.

Financing Activities

Financing activities used $9.1 million of cash for the thirty-nine weeks ended September 28, 2024, compared to using $26.6 million in the comparable prior-year period. The Company made net payments under its line of credit of $0.3 million during the thirty-nine weeks ended September 28, 2024 as compared to making net payments of $2.1 million in the comparable prior-year period.  During the thirty-nine weeks ended September 28, 2024 the Company used $1.3 million to retire 44,567 shares associated with equity grants that vested for Brad Vizi, the Company’s Chairman and CEO. The Company used $9.1 million to repurchase and retire shares of its common stock during the thirty-nine weeks ended September 28, 2024 as compared to using $24.4 million to in the comparable prior-year period. The Company generated cash of $0.7 million from sales of shares from its equity plans for the current period and $0.7 million for the comparable prior-year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate) (which replaced LIBOR (London Interbank Offered Rate) upon the phasing out of LIBOR), plus applicable margin, typically borrowed in fixed 30-day increments, plus applicable margin, typically borrowed in fixed 30-day increments or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the thirty-nine weeks ended September 28, 2024 and September 30, 2023 was 6.8% and 6.4%, respectively.

All borrowings under the Revolving Credit Facility are collateralized by all of the assets of the Company and its subsidiaries and a pledge of the stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of September 28, 2024, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of September 28, 2024 and December 30, 2023 were $30.5 million and $30.8 million, respectively. There were letters of credit outstanding at September 28, 2024 and December 30, 2023 for $7.0 million and $2.0 million, respectively. At September 28, 2024 and December 30, 2023, the Company had availability for additional borrowings under the Revolving Credit Facility of $7.5 million and $12.1 million, respectively.

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

Liquidity and Capital Resources (Continued)

Current Liquidity and Revolving Credit Facility (Continued)

The Company’s liquidity and capital resources as of September 28, 2024, included accounts receivable and total current asset balances of $75.9 million and $90.5 million, respectively. Current liabilities were $55.6 million as of September 28, 2024 and were exceeded by total current assets by $34.9 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations. As of September 28, 2024, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

The Company is exposed to various asserted claims as of September 28, 2024, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of September 28, 2024, the Company has accrued $2.5 million for asserted claims.

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

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2024 (After September 28, 2024)	$343	$193
2025	1,250	773
2026	1,162	773
2027	974	387
2028	963	-
Thereafter	1,815	-

Total lease payments	6,507	$2,126
Less: imputed interest	(969)	(147)
Total	$5,538	$1,979

Future Contingent Payments

As of September 28, 2024, the Company had two acquisition agreements whereby additional contingent consideration may be earned by the sellers: 1) effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC, and 2) effective October 2, 2022, the Company acquired certain assets of TalentHerder LLC. The Company estimates future contingent payments at September 28, 2024 as follows:

Total
Fiscal year 2024	$300
Thereafter	1,671
Estimated future contingent consideration payments	$1,971

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of September 28, 2024.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 28, 2024, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Based on the Company’s variable-rate line of credit balances during the thirty-nine weeks ended September 28, 2024, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.3 million. The Company does not expect any material loss with respect to its investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 30, 2023, we identified deficiencies described below that existed as of December 30, 2023, and continued to exist at September 28, 2024. Based on our evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 28, 2024, because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following control deficiencies that resulted in material weaknesses in our internal control over financial reporting as of December 30, 2023. The Company did not design and maintain information technology controls relevant to preparing its financial statements, specifically concerning (i) separation of duties to the SAP ERP and General Ledger and (ii) user access controls that ensure appropriate segregation of duties and adequately restrict user access to financial applications, programs, and data. As a result, there continues to be a material weakness in our internal control over financial reporting as of September 28, 2024.

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

Remaining remediation efforts related to the above-identified material weaknesses include:

●

During the thirty-nine weeks ended September 28, 2024, using its current system development lifecycle controls as a framework, the Company installed a new General Ledger system, SAP byDesign, with enhanced functionality and internal control capabilities;

●

Expand the available resources at the Company with experience designing and implementing control activities, including information technology general controls, through hiring and use of third-party consultants and specialists;

●

Assess segregation of duties within the GL and revenue system applications, including role design and process transformation, and implement a quarterly user access review to appropriately mitigate significant risks associated with conflicting responsibilities in financial systems;

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 28, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents the Company’s purchases of common stock completed during the third quarter of 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 30, 2024 - July 31, 2024	47,817	$18.63	47,817	$43,727,000
August 1, 2024 - August 31, 2024	53,062	$18.89	53,062	$42,725,000
September 1, 2024 - September 28, 2024	26,396	$19.09	26,396	$42,221,000
Total	127,275	$18.83	127,275

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None of the Company’s directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 28, 2024.

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

RCM Technologies, Inc.
Date: November 7, 2024	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: November 7, 2024	By: /s/ Kevin D. Miller
Kevin D. Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)