Form 10-K
period 2024-12-28
RCM TECHNOLOGIES, INC.
filed 2025-03-13
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $84.8 million based upon the closing price of $18.72 per share of the registrant’s common stock on June 28, 2024 on The NASDAQ Global Market. For purposes of making this calculation only, the registrant included all directors, executive officers and beneficial owners of more than 5% of the Common Stock of the Company as affiliates.

The number of shares of registrant’s common stock (par value $0.05 per share) outstanding as of March 12, 2025: 7,588,577.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K. If the 2025 Proxy Statement is not filed by April 28, 2025 (the first business day following the day that is 120 days after the last day of the registrant’s 2024 fiscal year), an amendment to this annual report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

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

ITEM 1. BUSINESS

General

RCM Technologies, Inc. is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers. The Company provides these services through the deployment of specialty healthcare, engineering, life sciences, information technology services, data management and solutions. For over 50 years, the Company has developed and assembled an extensive portfolio of capabilities, service offerings and delivery options with world class technical talent in key end markets and high-growth industries. This combination, paired with RCM’s efficient pricing structure and global reach, offers clients a compelling value proposition.

RCM consists of three operating segments: Specialty Health Care, Engineering, and Life Sciences, Data and Solutions (LS&D).

●

The Specialty Health Care segment provides staffing solutions including medical healthcare professionals, health information management professionals, nurses, paraprofessionals, physicians and therapists for many of the largest healthcare institutions and school districts across the United States. The segment also provides teletherapy services targeting the education sector with an emphasis on behavioral health.

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

●

The Life Sciences, Data and Solutions segment specializes in offering a wide range of services including enterprise business solutions, application development and support, IT infrastructure deployment and management, and technology and business solutions tailored for the Life Sciences industry and other specific verticals. Additionally, LS&D provides data solutions, digitization, human capital management solutions, and innovative uses of technology to optimize business operations, ranging from process automation to advanced techniques deploying artificial intelligence (“AI”). Our industry-leading Managed Service Offering demonstrates the value of collaborating with customers to foster quality improvements in a seamless integrated function.

The Company services some of the largest national and international companies in North America as well as a lengthy roster of Fortune 1000 and mid-sized global businesses in such industries as Aerospace/Defense, Educational Institutions, the Energy Sector, Financial Services, Healthcare, Life Sciences, Manufacturing & Distribution, the Public Sector and Technology. RCM sells and delivers its services through a network of approximately 27 offices in selected regions throughout North America and Europe. The Company has staffed key personnel to design and build internationally recognized critical infrastructure projects and retained strategic partners and client accounts for decades.

During the fiscal year ended December 28, 2024, approximately 51.2% of RCM’s total revenue was derived from Specialty Health Care services, 34.7% from Engineering services, and the remaining 14.1% from Life Sciences, Data and Solutions.

Industry Overview

Businesses today face intense competition, the challenge of constant technological change and the ongoing need for business process optimization. To address these issues and to compete more effectively, companies are continually evaluating the need for implementing innovative solutions to upgrade their systems, applications and processes. As a result, the ability of an organization to integrate and align advanced technologies with new business objectives is critical for operational excellence.

ITEM 1. BUSINESS (CONTINUED)

Industry Overview (Continued)

In the healthcare services industry, a shortage of nurses and other medical personnel in the United States has led to increases in business activity for healthcare service companies, including the Company’s Specialty Health Care group. Due in part to an aging population and improved medical technology, the demand for selected health care professionals is expected to continue over the next several years, with an emphasis on leveraging technology to expand access to care. The increased adoption of telemedicine, an area in which the Specialty Health Care group has developed new service offerings, is a primary example. In addition, public educational institutions are outsourcing their requirements for school nurses, therapists and paraprofessionals to lower their costs and it is expected that this will continue and grow. Various factors, including the COVID pandemic, technological advances and patient habits have also altered patterns in healthcare delivery, with newer delivery models gaining traction, namely telemedicine. Given federal and state regulatory changes as well as private insurer reimbursement methods, utilization of telemedicine services increased significantly. CDC researchers stated that maintaining the expansion of telehealth remains critical to providing access to care. It is expected the total addressable market opportunity will continue to expand and grow. Expanding access to behavioral health and mental well-being is also a priority for public health officials. Increasing and maintaining access to proper care remains a top priority and the market opportunity for these services is expected to continue to grow.

The Company’s Engineering group remains focused on areas of growth, primarily within the utility/electric power, aerospace, marine and transportation, commercial and industrial, oil and gas, as well as biofuel industries. Given the current composition of its customer base, the Engineering group’s performance is well balanced between its three segments. In recent years, many electric utilities have prioritized transitioning their power generation assets to cleaner sources of energy. Much of this transformation is being driven by investments in renewable energy. The Energy Information Administration (“EIA”) estimates that 38% of the United States’ electric generation capacity will be comprised of wind and solar assets by 2050. This expansion will require extensive investment in the nation’s transmission infrastructure to interconnect these renewable resources to the energy grid. Projects of this scale will require engineering and design expertise, as well as the utilization of integrated design and EPC services. The Company believes its Process and Industrial group is positioned well to serve its market. Companies in the chemical industry are reprioritizing spending towards decarbonization technologies, with many U.S. chemical companies expecting to place an emphasis on renewable feedstocks and new carbon recycling technologies. The Company believes its process engineering services can play a vital role across this multibillion-dollar opportunity.

Companies increasingly leverage a mix of on-premise, cloud, and hybrid IT infrastructure to optimize operations and remain agile in a rapidly evolving technology landscape. Many organizations are transitioning to cloud-based solutions for scalability, cost-effectiveness, and flexibility while maintaining some on-premise infrastructure for critical or sensitive applications. LS&D’s hybrid approach allows companies to balance control and security with the benefits of cloud resources.

To assist companies in managing their IT infrastructure effectively, RCM is helping companies adopt advanced automation and AI tools to monitor, manage, and optimize their systems. Automation reduces manual intervention, speeds up operations, and improves efficiency, while AI is used for predictive analytics, detecting anomalies, and improving decision-making.

Ultimately, as technology evolves, businesses will continue to adapt by embracing more flexible, scalable, and intelligent IT infrastructures that can handle the complexities of a digital-first world while staying resilient against security threats and technological disruptions.

ITEM 1. BUSINESS (CONTINUED)

Business Strategy

The Company is dedicated to providing solutions to meet its clients’ business needs by delivering specialty healthcare, engineering, life sciences, data and solutions. The Company’s objective is to remain a recognized leader of specialized professional staffing, consulting services and solutions in major markets throughout North America and select international markets. The Company adapts operating strategies to achieve this objective. The following is a discussion of the key elements of its growth and operating strategies:

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

ITEM 1. BUSINESS (CONTINUED)

Specialty Health Care

The Company’s Specialty Health Care Group specializes in long-term and short-term staffing of medical professionals as well as executive search, international recruitment, and placement solutions for many of the largest healthcare institutions and school districts across the United States. The segment’s portfolio of services includes, but is not limited to, the following fields:

●

Allied and Therapy Staffing: Specializes in recruiting outstanding professionals across the healthcare industry. Our allied healthcare professionals and therapists work in schools, health systems, hospitals, nursing homes, and rehabilitation facilities.

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

●

School Staffing and Recruitment: Provides full-time and part-time nurse employment services for school districts across the country. The Company also offers other healthcare professionals to perform school evaluations and treat students, including occupational and physical therapists, speech and language pathologists, as well as special education support services and registered behavioral technicians to support students’ individualized education plan and behavioral health needs.

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

As of December 28, 2024, the Company assigned approximately 3,140 specialty healthcare services personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Engineering

RCM provides a full range of Engineering services including Project Management Engineering, Integrated Design Engineering, Transmission & Distribution Power Delivery, Engineering Analysis, Engineering-Procurement-Construction, Configuration Management, Hardware/Software Validation & Verification, Quality Assurance, Technical Writing & Publications, Manufacturing Process Planning & Improvement and 3D/BIM Integrated Design. Engineering services are provided at the site of the client or at the Company’s own facilities.

The Company’s Engineering segment consists of three business units – Energy Services, Aerospace Services and Process & Industrial Services.

●

Energy Services: Provides solutions to the utility industry, including power generation and transmission and distribution. The group has highly technical project experience that encompasses multi-disciplined engineering and design services as well as providing technical support during design, construction and substation operational phases. The Company believes that the deregulation of the utilities industry, the aging of nuclear power plants, and increased demand for renewable energy offers the Company an opportunity to capture a greater share of professional services and project management requirements of the utilities industry. Electric utilities have prioritized transitioning their power generation assets to cleaner sources of energy and grid modernization initiatives. This expansion requires large-scale investment in the nation’s transmission infrastructure to interconnect these renewable resources to the energy grid.

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

The Company provides its engineering services through several multi-disciplinary delivery methods. These include managed tasks and resources, complete project services, outsourcing, both on and off-site, and a full complement of resourcing alternatives.

As of December 28, 2024, the Company assigned approximately 510 engineering and technical personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Life Sciences, Data and Solutions

The Company’s Life Sciences, Data and Solutions segment is an integrated group of business units providing comprehensive solutions through Managed Services, Project, and On-Demand Staffing Support delivery models. With physical locations in the United States, Canada, Puerto Rico, and the Philippines, our LS&D segments provides solutions on a global scale in the areas of Financial, Human Capital Management, Technical, Manufacturing, Commercialization, Data Warehouse, and Distribution.  Specialized project solutions include, but are not limited to, the following areas:

●

Life Sciences: Specializes in providing innovative solutions to pharmaceutical, medical device, and biotechnology companies in technology deployment, strategy, guidance, quality control, and compliance. The group assists in staffing, solution planning, and remediation needs in automation, compliance, data analytics, technical quality assurance and management, and validation and verification.

LS&D is helping pharmaceutical and medical device companies integrate AI into their operations to drive innovation, improve efficiency, and enhance patient outcomes. Besides using AI to identify potential drug candidates, predict molecular interactions, and optimize clinical trial designs. RCM is using AI-powered tools to help streamline the regulatory approval process by analyzing patterns in regulatory data and improving submission accuracy.

The role of AI in pharmaceutical and medical device industries is poised to grow even further. Using advanced machine learning algorithms, LS&D continues to refine how we can address treatments for complex diseases.

●

Data & Solutions and IT Services: Global provider of business and technology solutions designed to improve the operational performance of our clients. Specialties include software development, infrastructure services, data management, human capital management, and managed IT solutions. The Company has a 40-year history of providing qualified IT candidates to customers in a timely and cost-effective manner to address their specific business needs. The Company offers scalable solutions that can provide emerging growth companies with a single qualified resource or an entire project team along with RCM’s project management oversight to Fortune 100 clients.

RCM’s data solutions group is leading the way for pharmaceutical companies to transform how data is employed through AI tools. Through AI-driven predictive analytics, we have seen improved drug development timelines, eased regulatory hurdle achievement, and improved quality.

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

The Company believes that its ability to deliver life sciences, data and solutions across a wide range of technical platforms provides an important competitive advantage. RCM ensures that its consultants have the expertise and skills needed to keep pace with rapidly evolving information technologies. The Company’s strategy is to maintain expertise and acquire knowledge in multiple technologies so it can offer its clients non-biased technology solutions best suited to their business needs.

The Company provides its life sciences, data and solutions through a number of flexible delivery methods. These include management consulting engagements, project management of client efforts, business process outsourcing, project implementation of client initiatives, recruiting process outsourcing, both on and off site, and a full complement of human capital management solutions and resourcing alternatives.

As of December 28, 2024, the Company assigned approximately 200 Life Sciences, Data and Solutions personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices

The Company’s organization consists of 27 branch offices located in the United States, Canada, Germany, Philippines, Puerto Rico and Serbia. The locations and services of each of the branch offices are set forth in the table below.

LOCATION	NUMBER OF OFFICES	SERVICES PROVIDED(1)
UNITED STATES
Alabama	1	HC
Arizona	1	HC
California	3	HC
Connecticut	1	E
Florida	2	HC, E
Hawaii	1	HC
Illinois	1	HC
Massachusetts	1	HC
New Jersey	2	E, LS&D
New York	3	E, HC
Rhode Island	1	E
Tennessee	1	HC
Texas	1	HC
	19

CANADA	1	E

GERMANY	1	E

PHILIPPINES	1	HC, E, LS&D

PUERTO RICO	2	E, LS&D

SERBIA	3	E, LS&D

(1) Services provided are abbreviated as follows:
E	- Engineering
HC	- Specialty Health Care
LS&D	- Life Sciences, Data and Solutions

The Company is headquartered in the United States and its segments operate in the United States, Canada, Germany, Philippines, Puerto Rico and Serbia.

ITEM 1. BUSINESS (CONTINUED)

International Operations

The Company operates its international business in Canada, Germany, Philippines, Puerto Rico and Serbia. For the fiscal year ended December 28, 2024, approximately 7.8% of the Company’s revenue was generated outside the United States. There are certain risks inherent in conducting business internationally including: the imposition of trade barriers, the enactment of tariffs, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws (including without limitation the U.S. Foreign Corrupt Practices Act), changes in legal or regulatory requirements, including as to laws and regulations governing economic and trade sanctions, difficulties in staffing and managing foreign operations, complex and uncertain employment environments, political instability and potentially adverse tax consequences. Our operations in Serbia could be adversely affected by the current conflict between Ukraine and Russia, with which Serbia has substantial ties. Should sanctions against Russia affect Russia in a way that causes adverse economic consequences to Serbia, or if such sanctions were to be extended to countries that might be considered to be in alignment with Russia, thus could have a negative impact on our employees or operations both within and outside Serbia. To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

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

Sales and Marketing

Sales and marketing efforts are conducted at the local and national level through the Company’s network of branch offices. Business development and sales activities and productivity are tracked and rankings established and published. Sales between business units are recognized and financially encouraged. The Company emphasizes long-term relationships and partnerships with customers that are developed through regular assessment of customer requirements and proactive monitoring of service performance. The Company’s sales and account management personnel make regular visits to existing and prospective customers. New customers are obtained through active sales programs and referrals. The Company encourages its employees to participate in and support national and regional trade associations, economic development agencies, local chambers of commerce and other civic associations. The Company seeks to develop strategic partnering relationships with its customers by providing comprehensive solutions for all aspects of a customer’s operations, engineering, life sciences, information technology and other professional services needs. The Company concentrates on providing carefully screened professionals with a range of highly specialized and technical skills in a timely manner and at competitive prices. The Company regularly monitors the quality of the services provided by its personnel and obtains feedback from its customers as to their satisfaction with the services provided.

The Company serves Fortune 1000 companies and many middle market clients, competing on a national and global scale. The Company’s relationships with these customers are typically formed at the customers’ local or regional level and from time to time, when appropriate, at the corporate level for national accounts.

ITEM 1. BUSINESS (CONTINUED)

Key Customers

The Company has established long-term relationships with many of its customers across each of its business segments. The Company’s emphasis on client retention has resulted in repeat business from many of its largest strategic accounts. During the fiscal year ended December 28, 2024, the Company had two customers exceed 10% of consolidated revenue, representing 19.5% and 14.1% of consolidated revenue. The Company’s five, ten and twenty largest customers accounted for approximately 48.5%, 60.1% and 70.6%, respectively, of the Company’s revenue for the fiscal year ended December 28, 2024.

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

ITEM 1. BUSINESS (CONTINUED)

Competition

The market for Healthcare, Engineering and Life Sciences, Data and Solutions is highly competitive and is subject to rapid change. As the market demand has shifted, many software companies have adopted tactics to pursue services and consulting offerings making them direct competitors when in the past they may have been alliance partners. Primary competitors include participants from a variety of market segments, including publicly and privately held firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and staffing companies. In addition, the Company competes with its clients’ internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company.

The Company believes its principal competitive advantages in the healthcare, engineering and life sciences, data and solutions market include: strong relationships with existing clients, a long-term track record with over 1,000 clients, a broad range of services, technical expertise, knowledge and experience in multiple industry sectors, quality and flexibility of service, responsiveness to client needs and speed in delivering life sciences, data and solutions.

Additionally, the Company competes for suitable acquisition candidates based on its differentiated acquisition model, its entrepreneurial and decentralized operating philosophy, and its strong corporate-level support and resources.

Seasonality

The Company’s operating results can be affected by the seasonal fluctuations in client expenditures. Expenditures in the Engineering and Life Sciences, Data and Solutions segments can be negatively impacted during the first quarter of the year when clients are finalizing their budgets. Quarterly results generally fluctuate depending on, among other things, the number of billing days in a quarter and the seasonality of clients’ businesses. The business is also affected by the timing of holidays and seasonal vacation patterns, generally resulting in lower revenue and gross profit in the fourth quarter of each year, not considering any non-seasonal impact. Extreme weather conditions may also affect demand in the first and fourth quarters of the year as certain clients’ facilities are located in geographic areas subject to closure or reduced hours due to inclement weather. The Company generally experiences an increase in its cost of sales and a corresponding decrease in gross profit and gross margin percentage in the first and second fiscal quarters of each year as a result of resetting certain state and federal employment tax rates and related salary limitations. Also, the Company’s Specialty Health Care segment typically experiences a significant decline in revenue due to the substantial closure of one of its largest customers, the New York City Department of Education, and other educational institution clients during the third quarter due to their summer recess.

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

Nonbillable employees are primarily full-time and salaried.  These positions include but are not limited to executives, managers, general administration, finance, accounting, account managers, recruiters, credentialers, etcetera.  These employees are not billed to clients.  As of December 28, 2024, the Company employed approximately 370 nonbillable employees.  The expense for these employees is included in the Company's selling, general, and administrative expense in its income statements.

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

Billable hourly long-term employees have very high utilization, typically in the 90% to 100% range.  For most of these employees, our goal is near 100% utilization.  They are hired with the idea that we want them to work on multiple assignments, either in succession or simultaneously.  Billable hourly short-term employees have near 100% utilization.  They are typically hired for one assignment, and upon completion, they terminate.

As of December 28, 2024, our billable workforce comprised approximately 3,140 Specialty Health Care services personnel, 510 Engineering and Technical personnel, and 200 Life Sciences, Data and Solutions personnel assigned by the Company to work on client projects or assignments for various periods.  None of the Company's employees are party to a collective bargaining agreement.

The Company conducts business globally but is principally concentrated in North America, Europe and the Philippines. As of December 28, 2024, the Company's workforce breaks out as follows:

●	United States and Puerto Rico: approximately 250 nonbillable and 3,710 billable
●	International (Canada, Europe and the Philippines): approximately 120 nonbillable and 140 billable

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

Seasonality of Business

As described in “Item 1. Business,” our operating results are subject to seasonal fluctuations, with reduced demand often occurring during the first quarter of the year when clients are finalizing their engineering and life sciences, data and solutions budgets, and also during periods in which there are a substantial amount of holidays and season vacations. In particular, one of the largest customers in our Specialty Health Care group, the New York City Department of Education, significantly reduces activity during the third quarter, when schools are closed for summer recess. Our operating results for any given period may fluctuate as a result of the timing of holidays, vacations and other events, and if we were to experience unfavorable performance during periods in which we would otherwise expect to have high seasonal demand, we may have limited ability to make up for such performance during periods of seasonally lower demand.

ITEM 1A. RISK FACTORS (CONTINUED)

Events Affecting Significant Customers

As disclosed in “Item 1. Business,” during the fiscal year ended December 28, 2024, the Company had two customers exceed 10% of consolidated revenue, representing 19.5% and 14.1% of consolidated revenue. The Company’s five, ten and twenty largest customers accounted for approximately 48.5%, 60.1% and 70.6%, respectively, of the Company’s revenue for the fiscal year ended December 28, 2024. The Company’s customers may be affected by the current state of the economy or developments in the credit markets or may engage in mergers or similar transactions. In addition, customers may choose to reduce the business they do with the Company for other reasons or no reason. The Company could also be materially impacted by actions of prime contractors whereby the Company derives revenue through a subcontractor relationship. Should any significant customers experience a downturn in their business that weakens their financial condition or merge with another company or otherwise cease independent operation, or limit their relationship with us, it is possible that the business that the customer does with the Company would be reduced or eliminated, which could adversely affect the Company’s business, financial condition and results of operations.

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

ITEM 1A. RISK FACTORS (CONTINUED)

Revolving Credit Facility and Liquidity

If the Company were unable to borrow under its Revolving Credit Facility (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities”), it may adversely affect the Company’s liquidity, results of operations and financial condition. The Company’s liquidity depends on its ability to generate sufficient cash flows from operations and, from time to time, borrowings under the Revolving Credit Facility with the Company’s agent lender Citizens Bank of Pennsylvania. The Company believes that Citizens Bank is liquid and is not aware of any current risk that they will become illiquid.  However, should Citizens Bank experience limitations on its liquidity, our access to capital and thus our own liquidity could be adversely affected.  At December 28, 2024, the Company had $35.0 million in borrowings under the Revolving Credit Facility outstanding and $7.4 million outstanding under letters of credit, with availability for additional borrowings under the Revolving Credit Facility of $22.6 million.

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

All borrowings under the Fifth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of December 28, 2024, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

Changes in Tax Laws

At any time, United States federal tax laws or the administrative interpretations of those laws may be changed. As a result, changes in United States federal tax laws could negatively impact our operating results, financial condition and business operations, and adversely impact the Company’s shareholders. At any time, tax laws in the Company’s other jurisdictions, Canada, Germany, Philippines, Puerto Rico and Serbia, may also change. These tax law changes may have a material impact on the Company’s income tax expense.

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

International Operations

The Company operates its business in Canada, Germany, Philippines, Puerto Rico and Serbia. For the fiscal year ended December 28, 2024, approximately 7.8% of the Company’s revenue were generated outside the United States. There are certain risks inherent in conducting business internationally including: the imposition of trade barriers, the enactment of tariffs, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws (including without limitation the U.S. Foreign Corrupt Practices Act), changes in legal or regulatory requirements, including as to laws and regulations governing economic and trade sanctions, difficulties in staffing and managing foreign operations, complex and uncertain employment environments, political instability and potentially adverse tax consequences.  Our operations in Serbia could be adversely affected by the current conflict between Ukraine and Russia, with which Serbia has substantial ties.  Should sanctions against Russia affect Russia in a way that causes adverse economic consequences to Serbia, or if such sanctions were to be extended to countries that might be considered to be in alignment with Russia, this could have a negative impact on our employees or operations both within and outside Serbia. To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

Tariffs or Other Restrictions Imposed on Foreign Imports by the U.S. and Related Countermeasures

If significant tariffs or other restrictions are imposed on foreign businesses by the U.S. and related countermeasures are taken by impacted foreign countries, our business and results of operations could be adversely affected. During the first months of President Trump's second term, the U.S. announced the imposition of additional substantial tariffs on imports from various countries, including China, Canada and Mexico, and the subject countries indicated their intention to impose counter measures. Factors relating to these disputes could reduce demand for our services, result in the loss of customers and harm our competitive position in key markets. Additionally, ongoing trade tensions and uncertainty regarding future trade policies could negatively impact global economic conditions and consumer confidence, further affecting our business and results of operations.

ITEM 1A. RISK FACTORS (CONTINUED)

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

We have experienced cybersecurity events and disruptions such as viruses and attacks targeting our information technology systems. Such prior events have not had a material impact on our financial condition, results of operations or liquidity. However, future threats could have a materially adverse impact on our company by, among other things, causing harm to our business, financial condition, results of operations or reputation; disrupting our operations; exposing us to potential liability, regulatory actions and loss of business; and challenging our eligibility for future work on sensitive systems. Due to the evolving nature of these security threats, the potential impact of any future incident cannot be predicted. Our insurance coverage may not be adequate to cover all the costs related to cybersecurity attacks or disruptions resulting from such events.

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

During the year ended December 28, 2024, the Company has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected operations, business strategy, results of operations or financial condition. However, the Company expects to continue to face certain risks from ongoing cybersecurity threats that, if realized, are reasonably likely to materially affect the Company, including our operations, business strategy, results of operations or financial condition. See Risk Factors – Cyber Security, Data Privacy and Data Center Capacity and Telecommunication Links.

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

ITEM 2. PROPERTIES

The Company provides specialty professional consulting services, principally performed at various client locations, through 27 administrative and sales offices located in the United States, Puerto Rico, Canada, Germany and Serbia. The majority of the Company’s offices typically consist of 1,000 to 15,000 square feet and are typically leased by the Company for terms of one to five years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

The Company’s corporate office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises consist of approximately 3,500 square feet and are leased at a rate of approximately $15.00 per square foot per annum for a term ending on November 30, 2025.

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

The Company is exposed to various asserted claims as of December 28, 2024, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of December 28, 2024, the Company has accrued $2.8 million for asserted claims.

In April 2022, a client of the Company’s Engineering segment alleged that a system partially designed by the Company is not operating as intended and that the Company is responsible. The Company has not determined if it has any liability. In the event of liability, the Company believes its damages are contractually limited to an amount no higher than $3.3 million. Furthermore, the Company believes that if it were found liable, any damages would be covered by insurance, subject to a deductible of $0.5 million and maximum coverage of $5.0 million. While the clients estimated damages are not known, the client has either inferred or asserted during settlement discussions that it’s damages significantly exceed the Company’s insurance coverage of $5 million. While the Company attempts to find a mutually agreeable solution, the Company has reserved $0.5 million for this project. The Company can give no assurance that its liability is limited to $3.3 million or that liability over $0.5 million, if any, will be covered by insurance.

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

Holders

As of February 20, 2025, the approximate number of holders of record of the Company’s Common Stock was 223. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

Dividends

No dividends were declared in fiscal 2023 or fiscal 2024.  All restricted share awards contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock award grant date and ultimate share distribution date.  As of December 28, 2024, there were no accrued dividends.

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

There were no repurchased shares from September 29, 2024 through December 28, 2024.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Such forward-looking statements should be read in conjunction with our disclosures under “Item 1A. Risk Factors” of this Form 10-K.

This section of the Form 10-K generally discusses matters relating to the fiscal years ended December 28, 2024 and December 30, 2023 and year-to-year comparisons between such fiscal years. Discussions of matters relating to the fiscal year ended December 31, 2022 and year-to-year comparison between that year and the year ended December 30, 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

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

Critical Accounting Policies and Use of Estimates

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. In our consolidated financial statements, estimates are used for, but not limited to, accounts receivable and provision for credit losses, goodwill, long-lived intangible assets, accounting for stock options and restricted stock awards, insurance liabilities, accounting for income taxes and accrued bonuses.

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

The Company derives its revenue from several sources. The Company’s Engineering Services and Life Sciences, Data and Solutions segments perform consulting and project solution services. The Healthcare segment specializes in long-term and short-term staffing and placement services to hospitals, schools and long-term care facilities amongst others. All of the Company’s segments perform staff augmentation services and derive revenue from permanent placement fees.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Revenue Recognition (Continued)

The following table presents our revenue disaggregated by revenue source for the fiscal years ended December 28, 2024 and December 30, 2023:

	December 28, 2024	December 30, 2023
Specialty Health Care:
Time and Material	$141,185	$134,941
Permanent Placement Services	1,494	1,300
Total Specialty Health Care	$142,679	$136,241

Engineering:
Time and Material	$47,157	$42,443
Fixed Fee	49,302	42,232
Permanent Placement Services	-	-
Total Engineering	$96,459	$84,675

Life Sciences, Data and Solutions:
Time and Material	$30,547	$35,368
Fixed Fee	8,452	6,551
Permanent Placement Services	243	402
Total Life Sciences, Data and Solutions	$39,242	$42,321
	$278,380	$263,237

Time and Material

The Company’s Health Care segment predominantly recognizes revenue through time and material work while its Engineering and Life Sciences, Data and Solutions segments recognize revenue through both time and material and fixed fee work. The Company’s time and material contracts are typically based on the number of hours worked at contractually agreed upon rates, therefore revenue associated with these time and materials contracts are recognized based on hours worked at contracted rates.

Fixed Fee

From time to time and predominantly in our Engineering segment, the Company enters into contracts requiring the completion of specific deliverables.  The Company has master services agreements with many of its customers that broadly define terms and conditions. Actual services performed under fixed fee arrangements are typically delivered under purchase orders that more specifically define terms and conditions related to that fixed fee project. While these master services agreements can often span several years, the Company’s fixed fee purchase orders are typically performed over six to nine month periods.  In instances where project services are provided on a fixed-price basis, revenue is recorded in accordance with the terms of each contract.  For engineering contracts estimated costs are budgeted by project, the Company then recognizes revenue by applying the costs incurred to date against the total budgeted costs and applying the percentage of completed cost against the total contract value to recognize revenue for each period.  In certain instances, revenue is invoiced at the time certain milestones are reached, as defined in the contract.  Revenue under these arrangements are recognized as the costs on these contracts are incurred.  From time-to-time, amounts paid in excess of revenue earned and recognized are recorded as deferred revenue.  Some contracts also limit revenue and billings to specified maximum amounts.  Provisions for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a specific deliverable and the work is not complete and the revenue is not recognized, the costs incurred are deferred as a prepaid asset.  The associated costs are expensed when the related revenue is recognized.

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

Deferred Revenue

Deferred revenue was $4.2 million as of December 28, 2024 and $1.9 million as of December 30, 2023. Revenue is recognized when the service has been performed. Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence. In the fiscal years ended December 28, 2024 and December 30, 2023, the Company recognized revenue of $1.9 million and $1.1 million, respectively, that was included in deferred revenue at the beginning of the reporting period.

Accounts Receivable and Provision for Credit Losses

The Company’s accounts receivable are primarily due from trade customers. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of a provision for credit losses. Accounts outstanding longer than the payment terms are considered past due. The Company determines its provision by considering a number of factors, including the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables previously written off are credited to bad debt expense.

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with ASC Topic 350 “Intangibles - Goodwill and Other - Testing Indefinite-Lived Intangible Assets for Impairment” (“ASC Topic 350”). The Company tests goodwill for impairment on an annual basis as of the last day of the Company’s fiscal December each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company has three reporting units. The Company uses a market-based approach to determine the fair value of the reporting units. This approach uses earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as measures of fair value of our reporting units. The Company follows “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which has eliminated Step 2 from the goodwill impairment test. Under this update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Goodwill (Continued)

There was no goodwill impairment in fiscal 2024 or 2023.  The Company reviewed industry and market conditions, reporting unit specific events as well as overall financial performance and determined that no indicators of impairment of goodwill existed in its Engineering and Specialty Health Care segments during the fiscal year ended December 28, 2024 and for all segments during the year ended December 30, 2023.  With respect to the fiscal year ended December 28, 2024, since the Company remeasured contingent consideration associated with its Life Sciences, Data and Solutions segment, the Company determined that further testing was necessary. After comparing the fair value of the Life Sciences, Data and Solutions segment to its carrying amount, the Company determined that no impairment loss occurred for the Company’s goodwill related to that segment during the fiscal years ended December 28, 2024 or December 30, 2023. Except for the aforementioned remeasurement of contingent consideration, the Company determined that the existing qualitative factors did not suggest that an impairment of goodwill exists.  There can be no assurance that future indicators of impairment and tests of goodwill impairment will not result in impairment charges for both its Engineering and Specialty Healthcare segments.

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

Insurance Liabilities

The Company has risk participation arrangements with respect to workers compensation and healthcare insurance. The Company establishes loss provisions based on historical experience and in the case of expected losses from workers compensation, considers input from third parties. The amounts included in the Company’s costs related to this risk participation are estimated and can vary based on changes in assumptions, the Company’s claims experience or the providers included in the associated insurance programs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings.  As of December 28, 2024, the Company had both domestic and foreign net deferred tax liabilities of $4.4 million.  The domestic long term net deferred tax liability of $4.5 million includes $7.6 million in deferred liabilities offset by $3.0 million in deferred tax assets. The deferred tax liabilities consist of acquisition amortization of $4.3 million, prepaid expenses of $1.1 million, advance depreciation deductions of $0.9 million and right of use assets of $1.2 million.  The domestic deferred tax assets consist of lease liabilities of $1.3 million, reserves and accruals of $0.5 million, compensation of $0.8 million and provision for credit losses of $0.4 million. The realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions.  If actual results differ from these estimates and assessments, valuation allowances may be required.  As of December 28, 2024, the Company had no foreign deferred tax balances associated with its Canadian operations and a deferred tax asset of $0.1 million associated with its German operations.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Germany, Philippines, Puerto Rico and Serbia. The Company and its subsidiaries file a consolidated United States Federal income tax return and file in various states. The Company has no open Federal audits as of December 28, 2024. Except for limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2020. The Company is no longer subject to audit in Canada for the tax years prior to tax year 2020. The Company is under audit in Canada for tax years 2021 and 2022. The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2019.

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

Forward-looking Information

The Company’s growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches and similar activities have a direct impact on the need for engineering, life sciences, data and solutions. When the U.S., Canadian or global economies decline, the Company’s operating performance could be adversely impacted. In addition, global events such as international conflicts, trade disputes, or health pandemics and endemics also have a substantial impact on our operations and financial results. The Company believes that its fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends. However, general economic declines could result in the need for future cost reductions or changes in strategy.

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
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 28, 2024 Compared to Fiscal Year Ended December 30, 2023

A summary of operating results for the fiscal years ended December 28, 2024 and December 30, 2023 is as follows (in thousands):

	Fiscal Years Ended
	December 28, 2024		December 30, 2023
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$278,380	100.0	$263,237	100.0
Cost of services	198,602	71.3	186,541	70.9
Gross profit	79,778	28.7	76,696	29.1

Selling, general and administrative	56,787	20.4	52,185	19.8
Depreciation and amortization of property and equipment	1,419	0.5	1,032	0.4
Amortization of acquired intangible assets	136	0.0	182	0.1
Impairment of intangible assets	547	0.3	-	-
Potential stock issuance and financing activities	323	0.1	-	-
Remeasurement of contingent consideration	(1,759)	(0.6)	-	-
Gain on sale of assets	-	-	(395)	(0.2)
Operating costs and expenses	57,453	20.6	53,004	20.1

Operating income	22,325	8.1	23,692	9.0
Other expense, net	2,135	0.8	1,497	0.6

Income before income taxes	20,190	7.3	22,195	8.4
Income tax expense	6,863	2.5	5,364	2.0

Net income	$13,327	4.8	$16,831	6.4

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal years ended December 28, 2024 (fiscal 2024) and December 30, 2023 (fiscal 2023) consisted of fifty-two weeks each.

Revenue.  Revenue increased 5.8%, or $15.1 million, for the fiscal year ended December 28, 2024 as compared to December 30, 2023 (the “comparable prior year period”).  Revenue increased $6.4 million in the Specialty Health Care segment, increased $11.8 million in the Engineering segment and decreased $3.1 million in the Life Sciences, Data and Solutions segment.  See Segment Discussion for further information on revenue changes.

Cost of Services and Gross Profit. Cost of services increased 6.5%, or $12.1 million, for the fiscal year ended December 28, 2024 as compared to the comparable prior year period, primarily due to the increase in revenue. Cost of services as a percentage of revenue was 71.3% for the fiscal year ended December 28, 2024 and 70.9% for the comparable prior year period. See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $56.8 million for the fiscal year ended December 28, 2024 as compared to $52.2 million for the comparable prior year period. As a percentage of revenue, SGA expenses were 20.4% for the fiscal year ended December 28, 2024 and 19.8% for the comparable prior year period.  See Segment Discussion for further information on SGA expense changes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 28, 2024 Compared to Fiscal Year Ended December 30, 2023 (Continued)

Costs Associated with Potential Stock Issuance and Financing Transactions. In the fiscal year ended December 28, 2024, the Company filed a Registration Statement on Form S-3 (the Registration Statement) with the Securities and Exchange Commission for an offering of up to $100.0 million of various securities. The Company also entered an At Market Issuance Sales Agreement under which the Company may sell, under the Registration Statement, up to $50.0 million worth of shares of the Company’s common stock. The Company amended and extended its letter of credit facility with Citizens Bank through December 3, 2029. The Company incurred total expenses of $0.3 million related to these transactions.

Gain on sale of assets. On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices, located in Ontario, Canada. These two offices were often referred to as Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada.  The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment. For the fiscal year ended December 30, 2023, the Company recorded a discrete gain on the sale of these assets and liabilities of $0.4 million due to the final collection of escrow funds from the transaction.

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions.  Other expense, net increased by $0.6 million for the fiscal year ended December 28, 2024 as compared to the comparable prior year period, primarily due to an increase in interest expense, net. Interest expense increased due to increased borrowing and increased interest rates.

Income Tax Expense.  The Company recognized $6.9 million of income tax expense for the fiscal year ended December 28, 2024, as compared to $5.4 million for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 34.0% as compared to 24.2% for the comparable prior-year period. The effective fiscal 2023 income tax rates as of December 28, 2024, were approximately 29.4%, 21.1% and 10.8% in the United States, Canada, and Europe, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income versus U.S. pretax income.  The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The primary reason for the increase in the consolidated effective rate in the current period was due to permanent tax differences in the United States during the fiscal year ended December 28, 2024.

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
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 28, 2024 Compared to Fiscal Year Ended December 30, 2023 (Continued)

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $142.7 million for the fiscal year ended December 28, 2024, increased 4.7%, or $6.4 million, compared to the comparable prior-year period. The increase in revenue was driven by the Company’s school clients, offset by a decrease in revenue from the Company’s non-school clients. Revenue from school clients for the fiscal year ended December 28, 2024, was $117.7 million as compared to $103.0 million for the comparable prior-year period. Revenue from non-school clients for the fiscal year ended December 28, 2024, was $25.0 million as compared to $33.2 million for the comparable prior-year period. The decrease in non-school revenue was primarily driven by the reduction in revenue from a large long-term care group where the Company deliberately reduced services, which generated $3.2 million in the current period as compared to $9.8 million in the comparable prior-year period. Gross profit increased by 6.5%, or $2.6 million, to $42.5 million for the fiscal year ended December 28, 2024 as compared to $39.9 million in the comparable prior-year period. Gross profit increased due to an increase in revenue and gross profit margin. Gross profit margin for the fiscal year ended December 28, 2024, increased to 29.8% compared to 29.3% for the comparable prior-year period. The increase in gross profit margin was primarily attributed to a greater mix shift to school services as opposed to non-school services, offset by increased unemployment tax rates in New York. Specialty Health Care experienced operating income of $11.7 million for the fiscal year ended December 28, 2024, as compared to $13.5 million for the comparable prior-year period. The primary reason for the decrease in operating income was an increase in SGA expense to $30.3 million for the fiscal year ended December 28, 2024 compared to $26.0 million for the comparable prior-year period. SGA expense increased primarily due to sales and recruiting infrastructure investments expected to generate higher growth rates for the 2024/2025 and 2025/2026 school years and a higher allocation of corporate SGA expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended December 28, 2024 Compared to Fiscal Year Ended December 30, 2023 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $96.5 million for the fiscal year ended December 28, 2024, increased 13.9%, or $11.8 million, compared to the comparable prior-year period.  The increase in revenue comprised the following: an increase in Energy Services revenue of $15.1 million, offset by decreases in Aerospace revenue of $0.2 million and Industrial Processing revenue of $3.1 million.  Aerospace revenue decreased primarily due to a contract reduction for the Company’s major outsourcing client. The Company believes the decrease in Industrial Processing revenue was mainly due to the irregular timing of large contracts with its Industrial Processing clients. Gross profit increased by 9.4%, or $1.9 million, compared to the comparable prior-year period. Gross profit increased because of the increase in revenue, offset by a decrease in gross profit margin. The gross profit margin of 23.4% for the current period decreased from 24.3% for the comparable prior-year period. The decrease in gross profit margin was primarily due to lower utilization and mix-shift associated with fixed-price project revenue from the Energy Services group. The Engineering segment experienced operating income of $4.5 million for the fiscal year ended December 28, 2024, compared to $3.5 million for the comparable prior-year period. Operating income increased due to the increase in gross profit, offset by an increase in SGA expense. The Engineering segment’s SGA expense of $17.4 million increased from $17.0 million, primarily due to a higher allocation of corporate SGA expense.

Life Sciences, Data and Solutions

Life Sciences, Data and Solutions revenue of $39.2 million for the fiscal year ended December 28, 2024, decreased 7.3%, or $3.1 million, compared to the comparable prior-year period.  The Company primarily attributes the decrease in revenue to the timing of large projects and a deemphasis of the Company’s legacy staffing business. Gross profit of $14.7 million for the fiscal year ended December 28, 2024, decreased 9.0%, or $1.5 million, compared to $16.2 million for the comparable prior-year period. Gross profit decreased due to the decrease in revenue and a decrease in gross margin. Gross profit margin for the fiscal year ended December 28, 2024, was 37.5% as compared to 38.2% for the comparable prior-year period. The Company attributes the gross profit margin decrease to normal fluctuations in high margin project work. The Life Sciences, Data and Solutions segment experienced operating income of $6.5 million for the fiscal year ended December 28, 2024 compared to $6.6 million for the comparable prior-year period.  The decrease in operating income was primarily due to the decrease in gross profit and a small increase in SGA expense of $0.1 million, offset by a remeasurement of contingent consideration of $1.8 million for the fiscal year ended December 28, 2024.

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

The following unaudited tables present the Company's GAAP net income and GAAP operating income and the corresponding adjustments used to calculate Adjusted operating income, EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted diluted net earnings per share for the fiscal years ended December 28, 2024 and December 30, 2023.

	Fiscal Years Ended
	December 28, 2024	December 30, 2023
GAAP operating income	$22,325	$23,692
Adjustments
Gain on sale of assets	-	(395)
Remeasurement of contingent consideration	(1,759)	-
Equity compensation	2,864	2,092
Potential stock issuance and financing transaction	323	-
Impairment of intangible assets	547	-
Adjusted operating income (non-GAAP)	$24,300	$25,389

GAAP net income	$13,327	$16,831
Income tax expense	6,863	5,364
Interest expense, net	2,215	1,399
Depreciation of property and equipment	1,419	1,032
Amortization of acquired intangible assets	136	182
EBITDA (non-GAAP)	$23,960	$24,808

Adjustments
Gain on sale of assets	-	(395)
Remeasurement of contingent consideration	(1,759)	-
(Gain) loss on foreign currency transactions	(80)	98
Equity compensation	2,864	2,092
Potential stock issuance and financing transaction	323	-
Impairment of intangible assets	547	-
Adjusted EBITDA (non-GAAP)	$25,855	$26,603

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Supplemental Operating Results on a Non-GAAP Basis (Continued)

	Fiscal Years Ended
	December 28, 2024	December 30, 2023
GAAP net income	$13,327	$16,831
Adjustments
Gain on sale of assets	-	(395)
Remeasurement of contingent consideration	(1,759)	-
(Gain) loss on foreign currency transactions	(80)	98
Equity compensation	2,864	2,092
Potential stock issuance and financing transaction	323	-
Impairment of intangible assets	547	-
Tax impact from normalized rate	900	(1,113)
Adjusted net income (non-GAAP)	$16,122	$17,513

GAAP diluted net earnings per share	$1.68	$1.96
Adjustments
Gain on sale of assets	-	$(0.04)
Remeasurement of contingent consideration	$(0.22)	-
(Gain) loss on foreign currency transactions	$(0.01)	$0.01
Equity compensation	$0.36	$0.24
Potential stock issuance and financing transaction	$0.04	-
Impairment of intangible assets	$0.07	-
Tax impact from normalized rate(a)	$0.11	$(0.13)
Adjusted diluted net earnings per share (non-GAAP)	$2.03	$2.04

(a)

Amount reflects an adjustment to income tax expense applied to non-GAAP adjusted consolidated taxable income. The Company used an estimated effective income tax rate of 26.5% for both periods presented, approximating the Company’s federal USA income tax rate plus the tax-affected rate for states and Puerto Rico.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows

($ in thousands):

	Fiscal Years Ended
	December 28, 2024	December 30, 2023
Cash provided by (used in):
Operating activities	$6,170	$12,482
Investing activities	$(2,572)	$(2,536)
Financing activities	$(4,828)	$(3,855)

Operating Activities

Operating activities provided $6.2 million of cash for the fiscal year ended December 28, 2024 as compared to providing $12.5 million in the comparable prior year period.  The major components of cash provided by operating activities in the fiscal year ended December 28, 2024 and the comparable prior year period are as follows: net income and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and accrued payroll and related costs, and deferred revenue.

For the fiscal year ended December 28, 2024, the Company experienced net income of $15.0 million as compared to $16.8 million for the comparable prior year period.  An increase in accounts receivables in the fiscal year ended December 28, 2024, used $7.3 million of cash as compared to using $20.6 million in the comparable prior year period. The Company primarily attributes this increase in accounts receivables for the fiscal year that ended December 28, 2024, to these factors:

1)

A large school client stopped payments early in the fourth quarter due to administrative issues unrelated to the Company. The Company estimates that this school client's December 28, 2024 accounts receivable balance exceeded normalized levels by approximately $6.0 million. The Company expects this balance to approximate normalized levels by the end of the first quarter of fiscal 2025.

2)

A Life Sciences, Data and Solutions client stopped making payments while negotiating change orders and a two-year contract extension. The Company estimates that this school client's December 28, 2024 accounts receivable balance exceeded normalized levels by approximately $3.8 million. The Company expects this balance to approximate normalized levels by the end of the first quarter of fiscal 2025.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

While highly variable, the Company’s transit accounts payable typically exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $16.6 million as of December 28, 2024 as compared to a net payable of $22.2 million as of December 30, 2023, using $5.6 million of cash during the fiscal year ended December 28, 2024.  The decrease to net transit payable as of December 28, 2024 was due to normal fluctuations associated with several large, multiyear EPC projects. In a typical EPC contract, the Company receives significant cash upfront to fund equipment procurement and construction subcontractors throughout the project.

Prepaid expenses and other current assets used cash of $3.7 million for the fiscal year ended December 28, 2024 as compared to providing negligible cash for the comparable prior year period.  The Company typically attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets generally tend to increase at the end of a fiscal year and decrease during the first three quarters of the following fiscal year. The December 28, 2024 prepaid expense balance of $8.3 million included $3.1 million for domestic tax payments, as compared to $0.6 million as of December 30, 2023.

An increase in accounts payable and accrued expenses provided cash of $1.1 million for the fiscal year ended December 28, 2024 as compared to using $1.5 million for the comparable prior year period.  The Company attributes these changes to typical fluctuations in the normal course of business.

Changes in accrued payroll and related costs used $1.3 million for the fiscal year ended December 28, 2024 as compared to using cash of $1.8 million for the fiscal year ended December 30, 2023.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirty-nine weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.  The Company’s last major payroll for the fiscal year ended December 28, 2024 was paid on December 27, 2024.

The Company’s deferred revenue balance as of December 28, 2024 was $4.2 million, compared to $1.9 million as of December 30, 2023, providing cash from operations of $2.3 million for the fiscal year ended December 28, 2024.  The increase was associated with upfront payments for future labor associated with the Company’s EPC contracts.

Investing Activities

Investing activities used $2.6 million of cash for the fiscal year ended December 28, 2024 as compared to using $2.5 million in the comparable prior year period.  Investing activities used $2.6 million for the purchase of property and equipment in the current period as compared to using $2.9 million in the prior year comparable period. The fiscal year ended December 30, 2023 included a discrete gain associated with the Company’s sale of its Canada Power Systems business unit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities

Financing activities used $4.8 million of cash for the fiscal year ended December 28, 2024 as compared to using $3.9 million in the comparable prior year period.  The Company made net borrowings under its line of credit of $4.2 million during the fiscal year ended December 28, 2024 as compared to net borrowings of $22.0 million in the comparable prior year period.  During the fiscal year ended December 28, 2024, the Company used $1.3 million to pay withholding taxes upon the vesting of equity grants, in connection with which a commensurate number of vesting shares was retired. The Company used $7.8 million to repurchase and retire shares of its common stock during the fiscal year ended December 28, 2024 as compared to using $25.8 million in the comparable prior year period. The Company generated cash of $0.7 million from sales of shares from its equity plans for both periods presented. The Company did not pay contingent consideration in the current period as compared to paying $0.3 million in the comparable prior year period.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin, typically borrowed in fixed 30-day increments, or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the fiscal years ended December 28, 2024 and December 30, 2023 was 6.6% and 6.5%, respectively.

All borrowings under the Fifth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of December 28, 2024, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of December 28, 2024 and December 30, 2023 were $35.0 million and $30.9 million, respectively. At December 28, 2024 and December 30, 2023, there were letters of credit outstanding for $7.4 and $2.0 million, respectively. At December 28, 2024 and December 30, 2023, the Company had availability for additional borrowings under the Revolving Credit Facility of $22.6 million and $12.1 million, respectively.

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

The Company’s liquidity and capital resources as of December 28, 2024, included accounts receivable and total current asset balances of $78.0 million and $97.0 million, respectively. Current liabilities were $53.6 million as of December 28, 2024 and were exceeded by total current assets by $43.4 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Current Liquidity and Revolving Credit Facility (Continued)

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations. As of December 28, 2024, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Dividends

All restricted share awards contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock award grant date and ultimate share distribution date.  As of December 28, 2024, there were no accrued dividends.

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

The Company is exposed to various asserted claims as of December 28, 2024, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of December 28, 2024, the Company has accrued $2.8 million for asserted claims.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Commitments and Contingencies (Continued)

In April 2022, a client of the Company’s Engineering segment alleged that a system partially designed by the Company is not operating as intended and that the Company is responsible. The Company has not determined if it has any liability. In the event of liability, the Company believes its damages are contractually limited to an amount no higher than $3.3 million. Furthermore, the Company believes that if it were found liable, any damages would be covered by insurance, subject to a deductible of $0.5 million and maximum coverage of $5.0 million. While the clients estimated damages are not known, the client has either inferred or asserted during settlement discussions that it’s damages significantly exceed the Company’s insurance coverage of $5 million. While the Company attempts to find a mutually agreeable solution, the Company has reserved $0.5 million for this project. The Company can give no assurance that its liability is limited to $3.3 million or that liability over $0.5 million, if any, will be covered by insurance.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

The Company utilizes SAP software for its financial reporting and accounting system which was initially implemented in 1999 and was upgraded during fiscal years 2023 and 2024. The Company went live with its new SAP system in April 2024.

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

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2025	1,300	773
2026	1,213	773
2027	1,017	387
2028	966	-
2029	650	-
Thereafter	1,168	-

Total lease payments	6,314	1,933
Less: imputed interest	(913)	(123)
Total	$5,401	$1,810

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments

As of December 28, 2024, the Company had one acquisition agreement whereby additional contingent consideration may be earned by the sellers: effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC. The Company estimates future contingent payments at December 28, 2024 as follows:

Total
Payable in fiscal 2025	$212

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of December 28, 2024.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

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
RESULTS OF OPERATIONS (CONTINUED)

New Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM) as well as other segment items, extend certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. We adopted this ASU for the fiscal year ended December 28, 2024.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 28, 2024, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Based on the Company’s variable-rate line of credit balances during the fiscal year ended December 28, 2024, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.3 million. The Company does not expect any material loss with respect to its investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report of the Company’s Independent Registered Public Accounting Firm, begins on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of December 28, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

As of December 30, 2023, the Company’s management identified a material weakness in the Company’s internal control over financial reporting related to the design and maintenance of information technology controls. Specifically, the material weakness pertained to deficiencies in (i) separation of duties within the SAP ERP and General Ledger, (ii) adequate restriction of administrator-type access to SAP, (iii) program change management controls, and (iv) user access controls to ensure appropriate segregation of duties and adequate restriction of user access to financial applications, programs, and data.

The Company’s management has since implemented a series of remediation measures to address these deficiencies. These measures included enhancing access controls, improving segregation of duties, strengthening program change management procedures, and implementing additional monitoring controls over IT system access and change management. As a result of these remediation efforts, the Company’s management has completed its evaluation and concluded that the previously identified material weakness has been successfully remediated as of December 28, 2024. The effectiveness of the Company’s internal control over financial reporting as of December 28, 2024, has been audited by Withum Smith+Brown, PC, an independent registered public accounting firm, as stated in this Form 10-K with the Financial Statements.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9A.	CONTROLS AND PROCEDURES (CONTINUED)

Management’s Annual Report on Internal Control over Financial Reporting (Continued)

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “2013 framework”). Based on that assessment, management concluded that, as of December 28, 2024, the Company’s internal control over financial reporting was effective based on the criteria established in the 2013 framework.

The Company’s independent registered public accounting firm, Withum Smith+Brown, PC, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024. This report follows.

ITEM 9B.	OTHER INFORMATION

(a)          Form 8-K Disclosure

On March 12, 2025, the Company and Mr. Vizi entered into an amendment and restatement of his Executive Severance Agreement dated June 1, 2018, which was filed as an exhibit to the Company’s Current Report on Form 8-K dated June 7, 2018 (the "Severance Agreement").

The amended and restated agreement modified:

●

the amount that Mr. Vizi would receive if either (a) he is involuntarily terminated by the Company for any reason other than "Cause" (as defined in the Severance Agreement), "Disability" (as defined in the Severance Agreement) or death, or (b) he resigns for "Good Reason" (as defined in the Severance Agreement), and, in each case, the termination is not a "Termination Related to a Change in Control" (as defined in the Severance Agreement).  Mr. Vizi will receive, among other amounts, the following severance payments in such event (the changes made by the amendment and restatement are noted):

o

an amount equal to 2.0 times (modified by the amendment and restatement from 1.5 times) the sum of (a) Mr. Vizi's annual base salary as in effect immediately prior to the termination date (before taking into account any reduction that constitutes Good Reason) ("Annual Base Salary") and (b) highest annual bonus paid to Mr. Vizi in any of the five fiscal years immediately preceding Mr. Vizi's termination date or the amount that would be granted to him for the subsequent year, at target (modified by the amendment and restatement to increase the measurement period from three to five years and to add the subsequent year at target), which for all purposes under the Severance Agreement shall be deemed to include the grant date fair value of any restricted stock units granted subject to time-based or performance-based vesting (modified by the amendment and restatement to add performance-based equity, rather than only time-based) only to time-based vesting ("Bonus"), to be paid in installments over the twelve-month period following Mr. Vizi's termination date; and

●

the multiplier applicable to the amount that Mr. Vizi would receive, if a Change in Control occurs and he experiences a qualifying termination, from 2.0 times, as set forth in the original Severance Agreement, to 2.99 times, with the definition of Bonus for the purpose of such calculation modified as described above.

The foregoing description of the amendment and restatement to the Severance Agreement is qualified in its entirety by the full text of the Amended and Restated Executive Severance Agreement, a copy of which is filed herewith as Exhibit 10(m).

ITEM 9B.	OTHER INFORMATION (CONTINUED)

(b)          Rule 10b5-1 Trading Plans

As disclosed in the table below, during the three months ended December 28, 2024, certain of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K):

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Numbers of Common Stock to be Purchased/Sold
Bradley S. Vizi	Executive Chairman & President	Adopted	December 7, 2023	March 7, 2026	650,000	(1)
Michael Saks	Division President, Health Care Services	Adopted	December 5, 2023	December 1, 2024	18,000	(1)
Kevin D. Miller	Chief Financial Officer	Adopted	January 1, 2025	December 31, 2026	183,600	(1)

___________________

(1) The aggregate number of shares that can be sold under the plan is allocated into a series of tranches that would be sold at laddered prices as outlined in the plan.

Other than as disclosed above, no other officer or director of the Company adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 shall be included in the 2025 Proxy Statement and is incorporated herein by reference.

The Company has a Policy Statement - Insider Trading that governs transactions in our securities by our directors, officers and employees, and promote compliance with the laws and rules applicable thereto. The Policy Statement – Insider Trading is filed with this Annual Report on Form 10-K as Exhibit 19.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 shall be included in the 2025 Proxy Statement and is incorporated herein by reference.

The table below presents certain information as of December 28, 2024 concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s shareholders and that have not been approved by the Company’s shareholders.

Plan category	Number of securities to be potentially issued upon realization of restricted stock awards	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	589,421(1)	N/A	295,680
Equity compensation plans not approved by security holders	____________________	____________________	____________________
Total	589,421(1)	N/A	295,680

(1) Includes time-based restricted stock awards of 289,421 and performance-based restricted stock awards of 300,000, none of which have an exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by Item 13 shall be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the 2025 Proxy Statement and is incorporated herein by reference.

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

Amendment No. 1 to Executive Severance Agreement between RCM Technologies, Inc. and Kevin Miller dated December 26, 2017; incorporated by reference to Exhibit 10(x) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed with the Securities and Exchange Commission on March 8, 2018.

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

	*	(10)(m)	Amended and Restated Executive Severance Agreement, dated as of March 12, 2025, by and between the Company and Bradley S. Vizi. (Filed herewith)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b)	Exhibits (Continued)

(10)(r)

Fifth Amended and Restated Loan Agreement, dated as of December 3, 2024, by and among the Company and all of its subsidiaries, Citizens Bank, N.A., as lender and as administrative agent and arranger; incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2024.

	(19)	Policy Statement -- Insider Trading (Filed herewith)

	(21)	Subsidiaries of the Registrant. (Filed herewith)

	(23.1)	Consent of WithumSmith+Brown, PC. (Filed herewith)

	(31.1)	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

	(31.2)	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

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

RCM Technologies, Inc. Compensation Recoupment Policy; incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for this fiscal year ended December 30, 2023, filed with the Securities and Exchange Commission on March 14, 2024.

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

RCM Technologies, Inc.

Date: March 13, 2025	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: March 13, 2025	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 13, 2025	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: March 13, 2025	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: March 13, 2025	By:	/s/ Chigozie O. Amadi
Chigozie O. Amadi
Director

Date: March 13, 2025	By:	/s/ Swarna Kakodkar
Swarna Kakodkar
Director

Date: March 13, 2025	By:	/s/ Jayanth S. Komarneni
Jayanth S. Komarneni
Director

RCM TECHNOLOGIES, INC.

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page

Report of Independent Registered Public Accounting Firm – WithumSmith+Brown, PC - Consolidated Financial Statements, December 28, 2024 and December 30, 2023	F-2

Report of Independent Registered Public Accounting Firm – WithumSmith+Brown, PC- Opinion on Internal Controls over Financial Reporting	F-4

Consolidated Balance Sheets, December 28, 2024 and December 30, 2023	F-6

Consolidated Statements of Operations, Fiscal Years Ended December 28, 2024 and December 30, 2023	F-7

Consolidated Statements of Comprehensive Income (Loss), Fiscal Years Ended December 28, 2024 and December 30, 2023	F-8

Consolidated Statements of Changes in Stockholders’ Equity, Fiscal Years Ended December 28, 2024 and December 30, 2023	F-9

Consolidated Statements of Cash Flows, Fiscal Years Ended December 28, 2024 and December 30, 2023	F-10

Notes to Consolidated Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCM Technologies, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. and Subsidiaries (the “Company”) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the fiscal years ended December 28, 2024 and December 30, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for the fiscal years ended December 28, 2024 and December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2025, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

We have served as the Company's auditor since 2022.

/s/ WithumSmith+Brown, PC

Red Bank, New Jersey

March 13, 2025

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCM Technologies, Inc. and Subsidiaries:

Opinion on Internal Control Over Financial Reporting

We have audited RCM Technologies, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 28, 2024, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024, and the results of its operations and its cash flows for the year ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

/s/ WithumSmith+Brown, PC

Red Bank, New Jersey

March 13, 2025

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 28, 2024 and December 30, 2023 (Amounts in thousands, except share and per share amounts, unless otherwise indicated)

	December 28,	December 30,
	2024	2023

Current assets:
Cash and cash equivalents	$4,729	$6,284
Accounts receivable, net of provision for credit losses of $1,570 and $1,600 at December 28, 2024 and December 30, 2023, respectively	77,960	70,690
Transit accounts receivable	7,315	8,891
Prepaid expenses and other current assets	7,034	4,637
Total current assets	97,038	90,502

Property and equipment, net	7,368	4,005

Other assets:
Deposits	230	313
Deferred tax assets, foreign	120	55
Goodwill	22,147	22,147
Operating right of use asset	5,174	2,779
Intangible assets, net	-	683
Total other assets	27,671	25,977

Total assets	$132,077	$120,484

Current liabilities:
Accounts payable and accrued expenses	$13,369	$12,454
Transit accounts payable	23,870	31,102
Accrued payroll and related costs	9,929	11,203
Finance lease payable	698	233
Income taxes payable	346	330
Operating right of use liability	1,046	693
Contingent consideration from acquisitions	212	300
Deferred revenue	4,163	1,881
Total current liabilities	53,633	58,196

Deferred income taxes, net, foreign	-	187
Deferred income taxes, net, domestic	4,526	1,568
Finance lease payable, net of current position	1,112	-
Contingent consideration from acquisitions, net of current position	-	1,671
Operating right of use liability, net of current position	4,355	2,268
Borrowings under line of credit	34,967	30,804
Total liabilities	98,593	94,694

Contingencies (note 16) and Commitments (note 18)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
17,838,372 shares issued and 7,602,113 shares outstanding at December 28, 2024 and 17,673,427 shares issued and 7,844,821 shares outstanding at December 30, 2023	890	882
Additional paid-in capital	118,845	116,579
Accumulated other comprehensive loss	(2,920)	(2,813)
Accumulated deficit	(5,938)	(19,265)
Treasury stock, 10,236,259 shares at December 28, 2024 and 9,828,606 shares at December 30, 2023	(77,393)	(69,593)
Stockholders’ equity	33,484	25,790

Total liabilities and stockholders’ equity	$132,077	$120,484

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended December 28, 2024 and December 30, 2023

(Dollars in thousands, except per share amounts, unless otherwise indicated)

	December 28, 2024	December 30, 2023

Revenue	$278,380	$263,237
Cost of services	198,602	186,541
Gross profit	79,778	76,696

Operating costs and expenses
Selling, general and administrative	56,787	52,185
Depreciation and amortization of property and equipment	1,419	1,032
Amortization of acquired intangible assets	136	182
Impairment of intangible assets	547	-
Potential stock issuance and financing transactions	323	-
Remeasurement of contingent consideration	(1,759)	-
Gain on sale of assets	-	(395)
Operating costs and expenses	57,453	53,004

Operating income	22,325	23,692

Other expense (income)
Interest expense and other, net	2,215	1,399
(Gain) loss on foreign currency transactions	(80)	98
Other expense, net	2,135	1,497

Income before income taxes	20,190	22,195
Income tax expense	6,863	5,364

Net income	$13,327	$16,831

Basic net earnings per share	$1.72	$2.03
Diluted net earnings per share	$1.68	$1.96

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 Fiscal Years Ended December 28, 2024 and December 30, 2023

 (Dollars in thousands unless otherwise indicated)

	December 28,	December 30,
	2024	2023

Net income	$13,327	$16,831
Other comprehensive (loss) income	(107)	50
Comprehensive income	$13,220	$16,881

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Fiscal Years Ended December 28, 2024 and December 30, 2023

 (Amounts in thousands, except share amounts, unless otherwise indicated)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 31, 2022	17,287,967	$863	$113,878	$(2,863)	$(36,096)	8,002,649	$(43,820)	$31,962

Issuance of stock under employee stock purchase plan	66,501	3	699	-	-	-	-	702
Equity compensation expense from awards issued	-	-	2,092	-	-	-	-	2,092
Issuance of stock upon vesting of restricted share awards	310,959	16	(16)	-	-	-	-	-
Effect of excess tax deduction over book expense associated with exercises of equity awards	-	-	(206)	-	-	-	-	(206)
Common stock issued for acquisition	8,000	-	132	-	-	-	-	132
Purchase of treasury stock	-	-	-	-	-	1,825,957	(25,773)	(25,773)
Foreign currency translation adjustment	-	-	-	50	-	-	-	50
Net income	-	-	-	-	16,831	-	-	16,831

Balance, December 30, 2023	17,673,427	$882	$116,579	$(2,813)	$(19,265)	9,828,606	$(69,593)	$25,790

Issuance of stock under employee stock purchase plan	45,611	2	726	-	-	-	-	728
Retirement of common shares	(44,567)	(2)	(1,315)	-	-	-	-	(1,317)
Equity compensation expense from awards issued	-	-	2,864	-	-	-	-	2,864
Issuance of stock upon vesting of restricted share awards	163,901	8	(9)	-	-	-	-	(1)
Purchase of treasury stock	-	-	-	-	-	407,653	(7,800)	(7,800)
Foreign currency translation adjustment	-	-	-	(107)	-	-	-	(107)
Net income	-	-	-	-	13,327	-	-	13,327

Balance, December 28, 2024	17,838,372	$890	$118,845	$(2,920)	$(5,938)	10,236,259	$(77,393)	$33,484

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Fiscal Years Ended December 28, 2024 and December 30, 2023 (Dollars in thousands unless otherwise indicated)

	December 28, 2024	December 30, 2023
Cash flows from operating activities:
Net income	$13,327	$16,831

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,102	1,214
Gain on sale of assets	-	(395)
Equity compensation expense from awards issued	2,864	2,092
Effect of excess tax deduction on equity awards	-	(206)
Remeasurement of contingent consideration	(1,759)	-
Provision for credit losses on accounts receivable	(31)	656
Deferred income tax expense	2,706	41
Change in operating right of use assets	1,011	919
Changes in operating assets and liabilities:
Accounts receivable	(7,271)	(20,576)
Prepaid expenses and other current assets	(2,392)	3
Net of transit accounts receivable and payable	(5,656)	15,724
Accounts payable and accrued expenses	1,101	(1,506)
Accrued payroll and related costs	(1,265)	(1,825)
Right of use liabilities	(966)	(1,353)
Income taxes payable	34	242
Deferred revenue	2,282	762
Deposits	83	(141)
Total adjustments and changes in operating assets and liabilities	(7,157)	(4,349)
Net cash provided by operating activities	6,170	12,482

Cash flows from investing activities:
Property and equipment acquired	(2,572)	(2,931)
Proceeds from sale of assets	-	395
Net cash used in investing activities	(2,572)	(2,536)

Cash flows from financing activities:
Borrowings under line of credit	154,122	148,957
Repayments under line of credit	(149,959)	(126,936)
Issuance of stock for employee stock purchase plan	728	702
Retirement of common shares	(1,317)	-
Changes in finance lease obligations	(602)	(463)
Contingent consideration paid	-	(339)
Common stock repurchase	(7,800)	(25,773)
Net cash used in financing activities	(4,828)	(3,852)
Effect of exchange rate changes on cash and cash equivalents	(325)	(149)
(Decrease) increase in cash and cash equivalents	(1,555)	5,945
Cash and cash equivalents at beginning of period	6,284	339

Cash and cash equivalents at end of period	$4,729	$6,284

Supplemental cash flow information:
Cash paid for:
Interest	$2,145	$1,192
Income taxes	$5,347	$4,447

Non-cash operating activities:
Right of use assets obtained in exchange for lease obligations	$3,407	$33
Non-cash financing activities:
Value of shares issued as contingent consideration	$-	$132
Software purchased under finance lease	$2,172	$-

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

RCM Technologies, Inc. (the “Company” or “RCM”) is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced engineering, life sciences, data and solutions. Additionally, the Company provides specialty healthcare staffing services through its Specialty Health Care Services group. RCM’s offices are primarily located in major metropolitan centers throughout North America, with additional offices in the Netherlands, Philippines, Serbia and Germany.

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

The Company held $269 and $103 of cash and cash equivalents in Canadian banks as of December 28, 2024 and December 30, 2023, respectively, which was held principally in Canadian dollars.  The Company held $496 and $638 of cash and cash equivalents in Serbian banks as of December 28, 2024 and December 30, 2023, respectively, which was held in various currencies. The Company held $556 of cash and cash equivalents in German banks as of December 28, 2024, which was held primarily in Euros. The office in Germany was opened in April 2023. The Company held $2 and $4 of cash and cash equivalents in Netherlands banks as of December 28, 2024 and December 30, 2023, respectively, which was held in various currencies.

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

Accounts Receivable and Provision for Credit Losses

The Company’s accounts receivable are primarily due from trade customers.  Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required.  Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of a provision for credit losses.  Accounts outstanding longer than the payment terms are considered past due.  The Company determines its provision by considering a number of factors, including the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables previously written off are credited to bad debt expense.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

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

Fiscal Years Ended December 28, 2024 and December 30, 2023

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

The Company did not record a goodwill impairment charge in fiscal years ended December 28, 2024 and December 30, 2023. There can be no assurance that future indicators of impairment and tests of goodwill impairment will not result in an impairment charge.

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

Fiscal Years Ended December 28, 2024 and December 30, 2023

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Software

In accordance with FASB ASC 350-40 “Accounting for Internal Use Software,” certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During the fiscal years ended December 28, 2024 and December 30, 2023, the Company capitalized $4,141 and $1,947, respectively, for software costs. The net balance after accumulated depreciation for all software costs capitalized as of December 28, 2024 and December 30, 2023 was $5,622 and $2,325, respectively.

Income Taxes

The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. The Company evaluated the deferred tax assets and determined on the basis of objective factors that the net assets will be realized through future years’ taxable income. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required. The Company did not have any valuation allowance as of December 28, 2024 and December 30, 2023.

The Company accounts for income taxes in accordance with FASB ACS 740 “Income Taxes” (FASB ASC 740) which requires an asset and liability approach of accounting for income taxes.  FASB ASC 740 requires assessment of the likelihood of realizing benefits associated with deferred tax assets for purposes of determining whether a valuation allowance is needed for such deferred tax assets.  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Company measures its deferred tax assets and liabilities using the tax rates that the Company believes will apply in the years in which the temporary differences are expected to be recovered or paid. The Company and its wholly owned United States subsidiaries file a consolidated federal income tax return.  The Company also files tax returns in Canada, Germany, Philippines, Puerto Rico and Serbia.

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

Fiscal Years Ended December 28, 2024 and December 30, 2023

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

The Company derives its revenue from several sources. The Company’s Engineering Services and Life Sciences, Data and Solutions segments perform consulting and project solution services. The Healthcare segment specializes in long-term and short-term staffing and placement services to hospitals, schools and long-term care facilities amongst others. All of the Company’s segments perform staff augmentation services and derive revenue from permanent placement fees.

The following table presents our revenue disaggregated by revenue source for the fiscal years ended December 28, 2024 and December 30, 2023:

	December 28, 2024	December 30, 2023
Specialty Health Care:
Time and Material	$141,185	$134,941
Permanent Placement Services	1,494	1,300
Total Specialty Health Care	$142,679	$136,241

Engineering:
Time and Material	$47,157	$42,443
Fixed Fee	49,302	42,232
Permanent Placement Services	-	-
Total Engineering	$96,459	$84,675

Life Sciences, Data and Solutions:
Time and Material	$30,547	$35,368
Fixed Fee	8,452	6,551
Permanent Placement Services	243	402
Total Life Sciences, Data and Solutions	$39,242	$42,321
	$278,380	$263,237

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Time and Material

The Company’s Health Care segment predominantly recognizes revenue through time and material work while its Engineering and Life Sciences, Data and Solutions segments recognize revenue through both time and material and fixed fee work. The Company’s time and material contracts are typically based on the number of hours worked at contractually agreed upon rates, therefore revenue associated with these time and materials contracts are recognized based on hours worked at contracted rates.

Fixed Fee

From time to time and predominantly in our Engineering segment, the Company enters into contracts requiring the completion of specific deliverables.  The Company has master services agreements with many of its customers that broadly define terms and conditions. Actual services performed under fixed fee arrangements are typically delivered under purchase orders that more specifically define terms and conditions related to that fixed fee project. While these master services agreements can often span several years, the Company’s fixed fee purchase orders are typically performed over six to nine month periods.  In instances where project services are provided on a fixed-price basis, revenue is recorded in accordance with the terms of each contract.  For engineering contracts estimated costs are budgeted by project, the Company then recognizes revenue by applying the costs incurred to date against the total budgeted costs and applying the percentage of completed cost against the total contract value to recognize revenue for each period.  In certain instances, revenue is invoiced at the time certain milestones are reached, as defined in the contract.  Revenue under these arrangements are recognized as the costs on these contracts are incurred.  From time-to-time, amounts paid in excess of revenue earned and recognized are recorded as deferred revenue.  Some contracts also limit revenue and billings to specified maximum amounts.  Provisions for contract losses, if any, are made in the period such losses are determined.  For contracts where there is a specific deliverable and the work is not complete and the revenue is not recognized, the costs incurred are deferred as a prepaid asset.  The associated costs are expensed when the related revenue is recognized.

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

Permanent placement revenue was $1.5 million and $1.7 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively.

The deferred revenue balance as of December 28, 2024 and December 30, 2023 was $4.2 million and $1.9 million, respectively. Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence.  In fiscal years ended December 28, 2024 and December 30, 2023, the Company recognized revenue of $1.9 million and $1.1 million, respectively, that was included in deferred revenue at the beginning of the period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Transit Receivables and Transit Payables

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services.  Pursuant to these agreements, the Company a) may purchase equipment on behalf of the Company’s customer or engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory.  Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency, the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable,” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $7.3 million and related transit accounts payable was $23.9 million, for a net payable of $16.6 million, as of December 28, 2024. The transit accounts receivable was $8.9 million and related transit accounts payable was $31.1 million, for a net payable of $22.2 million, as of December 30, 2023.

Concentrations

During the fiscal year ended December 28, 2024, the Company had two customers exceed 10% of consolidated revenue, representing 19.5% and 14.1% of consolidated revenue, respectively. During the fiscal year ended December 30, 2023, the Company had two customers exceed 10% of consolidated revenue, representing 17.1% and 10.1% of consolidated revenue, respectively. All customers exceeding 10% of consolidated revenue during the periods presented are included in the Company’s Specialty Health Care segment.

The Company’s five, ten and twenty largest customers accounted for approximately 48.5%, 60.1% and 70.6%, respectively, of the Company’s revenue for the fiscal year ended December 28, 2024. The Company’s five, ten and twenty largest customers accounted for approximately 39.1%, 50.4% and 62.7%, respectively, of the Company’s revenue for the fiscal year ended December 30, 2023.

As of December 28, 2024, three clients represented more than 10% of the Company's accounts receivable, net, representing 20.4% and 12.5% from the Company's two largest Specialty Health Care clients and 11.4% from the Company's largest Engineering client. As of December 30, 2023, two clients represented more than 10% of the Company's accounts receivable, net, representing 21.2% and 14.7% from the Company's two largest Specialty Health Care clients.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

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

Fiscal Years Ended December 28, 2024 and December 30, 2023

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $719 and $781 for the fiscal years ended December 28, 2024 and December 30, 2023, respectively.

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

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal years ended December 28, 2024 (fiscal 2024) and December 30, 2023 (fiscal 2023) consisted of fifty-two weeks each.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

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

The Company uses estimates to determine a provision for credit losses on its accounts receivable, contingent consideration, litigation, medical claims, vacation, goodwill impairment, if any, equity compensation, the tax rate applied and the valuation of certain assets and liability accounts. In addition, the Company reviews its estimated costs to complete a contract and adjusts those costs when necessary. These estimates can be significant to the operating results and financial position of the Company. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information. Management regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.

The Company has risk participation arrangements with respect to workers compensation and healthcare insurance. The amounts included in the Company’s costs related to this risk participation are estimated and can vary based on changes in assumptions, the Company’s claims experience or the providers included in the associated insurance programs.

The Company can be affected by a variety of factors including uncertainty relating to the performance of the general economy, competition, demand for the Company’s services, adverse litigation and claims and the hiring, training and retention of key employees.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

4.    ACCOUNTS RECEIVABLE

The Company’s accounts receivable are comprised as follows:

	December 28, 2024	December 30, 2023
Billed	$55,224	$51,111
Unbilled	16,931	14,737
Work-in-progress	7,375	6,442
Provision for credit losses	(1,570)	(1,600)

Accounts receivable, net	$77,960	$70,690

Unbilled receivables primarily represent revenue earned whereby those services are ready to be billed as of the balance sheet ending date. Work-in-progress primarily represents revenue earned under contracts which the Company contractually invoices at future dates.

5.    PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 28, 2024	December 30, 2023
Computers and systems	$8,448	$5,512
Equipment and furniture	306	262
Leasehold improvements	590	413
Laboratory equipment	196	173
	9,540	6,360

Less: accumulated depreciation and amortization	2,172	2,355

Property and equipment, net	$7,368	$4,005

The Company periodically writes off fully depreciated and amortized assets.  The Company wrote off fully depreciated and amortized assets of $1,604 and $1,201 during the fiscal years ended December 28, 2024 and December 30, 2023, respectively. For the fiscal years ended December 28, 2024 and December 30, 2023, depreciation and amortization expense for property and equipment was $1,419 and $1,032, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

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

Potential future contingent payments to be made to all active acquisitions after December 28, 2024 are capped at a cumulative maximum of $0.2 million.

The changes in the liability for contingent consideration from acquisitions for the fiscal years ended December 28, 2024 and December 30, 2023 are as follows:

Balance as of December 31, 2022	$2,442

Contingent payments - cash	(339)
Contingent payments - stock	(132)

Balance as of December 30, 2023	$1,971

Remeasurement of contingent consideration	(1,759)

Balance as of December 28, 2024	$212

Future Contingent Payments

As of December 28, 2024, the Company had one acquisition agreement whereby additional contingent consideration may be earned by the sellers: effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC. The Company estimates future contingent payments at December 28, 2024 as follows:

Total
Payable in fiscal 2025	$212

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

Fiscal Years Ended December 28, 2024 and December 30, 2023

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

6.    ACQUISITIONS AND DIVESTITURES (CONTINUED)

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of December 28, 2024.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in operating expense.

Divestiture of Assets

On July 30, 2021, the Company sold the principal assets and certain liabilities of its Pickering and Kincardine offices in Ontario, Canada.  These two offices were often called Canada Power Systems and principally provided engineering services to two major nuclear power providers in Canada.  The two Canada Power Systems offices were part of a reporting unit within the Company’s Engineering segment.  The purchase agreement provided for a typical indemnity escrow held by an independent escrow agent.  The net proceeds released from the escrow account generated a gain on sale of assets of $0.4 million for the year ended December 30, 2023.

7.    GOODWILL

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  The Company reviewed industry and market conditions, reporting unit specific events as well as overall financial performance and determined that no indicators of impairment of goodwill existed in its Engineering and Specialty Health Care segments during the fiscal year ended December 28, 2024 and for all segments during the year ended December 30, 2023.  Since the Company remeasured contingent consideration associated with its Life Sciences, Data and Solutions segment, the Company determined that further testing was necessary. After comparing the fair value of the Life Sciences, Data and Solutions segment to its carrying amount, the Company determined that no impairment loss occurred for the Company’s goodwill during the fiscal years ended December 28, 2024 or December 30, 2023.

The changes in the carrying amount of goodwill for the fiscal years ended December 28, 2024 and December 30, 2023 are as follows:

	Engineering	Specialty Health Care	Life Sciences, Data & Solutions	Total
Balance as of December 31, 2022	$11,918	$2,398	$7,831	$22,147

No change in fiscal 2023	-	-	-	-

Balance as of December 30, 2023	$11,918	$2,398	$7,831	$22,147

No change in fiscal 2024	-	-	-	-

Balance as of December 28, 2024	$11,918	$2,398	$7,831	$22,147

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

8.    INTANGIBLE ASSETS

The Company evaluates long-lived assets and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When the Company determines that it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value.  Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.  The Company’s intangible assets historically consist of customer relationships and non-compete agreements.  The Company determined that during the fiscal year ended December 28, 2024, its intangible asset balance became worthless and was written off.

The changes in the carrying amount of intangible assets for the fiscal years ended December 28, 2024 and December 30, 2023 are as follows:

	Engineering	Specialty Health Care	Life Sciences, Data & Solutions	Total
Balance as of December 31, 2022	$-	$-	$865	$865

Amortization in fiscal 2023	-	-	182	182

Balance as of December 30, 2023	$-	$-	$683	$683

Amortization in fiscal 2024	-	-	136	136
Impairment in fiscal 2024	-	-	547	547

Balance as of December 28, 2024	$-	$-	$-	$-

9.    LINE OF CREDIT

On December 3, 2024, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Fifth Amended and Restated Loan Agreement”) with Citizens Bank, N.A., as lender (in such capacity, the “Lender”) and as administrative agent and arranger (in such capacity, the “Administrative Agent”), to amend and restate in its entirety that certain Fourth Amended and Restated Agreement dated as of April 24, 2023 (as the same has been amended and modified prior to the date hereof, the “Existing Loan Agreement”).

The Fifth Amended and Restated Loan Agreement is increased from $45.0 million under the Fourth Amended and Restated Agreement to $65.0 million (with an accordion feature permitting the increase of the total commitment by an additional $20.0 million, subject to the consent of the Administrative Agent and the Lenders), and permits the Borrowers to request the issuance of trade and standby letters of credit thereunder. The Fifth Amended and Restated Loan Agreement has a maturity date of December 3, 2029.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the fiscal years ended December 28, 2024 and December 30, 2023 were 6.6% and 6.5%, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

9.    LINE OF CREDIT (CONTINUED)

All borrowings under the Fifth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of December 28, 2024, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of December 28, 2024 and December 30, 2023 were $35.0 million and $30.8 million, respectively. There were letters of credit outstanding at December 28, 2024 and December 30, 2023 for $7.4 million and $2.0 million, respectively. At December 28, 2024 and December 30, 2023, the Company had availability for additional borrowings under the Revolving Credit Facility of $22.6 million and $12.1 million, respectively.

10.  PER SHARE DATA

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share. The number of weighted-average shares used to calculate basic and diluted earnings per share for the fiscal years ended December 28, 2024 and December 30, 2023 was determined as follows:

	Fiscal Years Ended
	December 28, 2024	December 30, 2023
Basic weighted average shares outstanding	7,737,063	8,308,867
Dilutive effect of outstanding restricted share awards	202,318	283,705

Diluted weighted average shares outstanding	7,939,381	8,592,572

For the fiscal years ended December 28, 2024 and December 30, 2023, there were no anti-dilutive shares included in the calculation of common stock equivalents as there were no stock options outstanding.

Unissued shares of common stock were reserved for the following purposes:

	December 28, 2024	December 30, 2023
Time-based restricted stock awards outstanding	289,421	376,618
Performance-based restricted stock awards outstanding	300,000	100,000
Future grants of options or shares	295,680	603,044
Shares reserved for employee stock purchase plan	252,119	297,730

Total	1,137,220	1,377,392

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION

At December 28, 2024, the Company had two share-based employee compensation plans, the Employee Stock Purchase Plan and the 2014 Omnibus Equity Compensation Plan.

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

Share-based compensation expense of $2.9 million and $2.1 million was recognized for the fiscal years ended December 28, 2024 and December 30, 2023, respectively. Share-based compensation for performance-based equity agreements was $1.6 million and $0.7 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively. As of December 28, 2024, there were 300,000 performance-based restricted stock awards outstanding. Share-based compensation expense is included in selling, general and administrative expense in the Company’s statement of operations.

As of December 28, 2024, the Company had $8.0 million of total unrecognized compensation cost, with approximately $2.6 million related to time-based non-vested share-based awards outstanding and $5.4 million related to performance-based non-vested share-based awards outstanding. The Company expects to recognize the expense associated with time-based non-vested share-based awards through fiscal 2029.  If earned, the Company will recognize the expense associated with performance-based non-vested share-based awards straight-line through fiscal 2027.  These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

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

Fiscal Years Ended December 28, 2024 and December 30, 2023

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions. During the fiscal years ended December 28, 2024 and December 30, 2023, there were 45,611 and 66,501 shares issued under the Purchase Plan for net proceeds of $0.7 million and $0.7 million, respectively. As of December 28, 2024, there were 252,119 shares available for issuance under the Purchase Plan. Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the fiscal years ended December 28, 2024 and December 30, 2023 was $0.3 million and $0.3 million, respectively.

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

All stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of December 28, 2024, there were no accrued dividends. Dividends for stock awards that ultimately do not vest are forfeited.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

2014 Omnibus Equity Compensation Plan (the 2014 Plan) (Continued)

As of December 28, 2024, under the 2014 Plan, 289,421 time-based shares were outstanding, 300,000 performance-based restricted stock awards were outstanding and 295,680 shares were available for awards thereunder.

The intrinsic value of all equity grants as of December 28, 2024 and December 30, 2023 was $12.5 million and $13.8 million, respectively. These amounts are based on the equity price on the last trading day in the period presented.

Time-Based Restricted Stock Awards

From time-to-time the Company issues time-based restricted stock awards. The following summarizes the activity in the time-based restricted stock awards under the 2014 Plan during the fiscal year ended December 28, 2024:

	Number of Time-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 31, 2022	274,939	$3.59
Granted	293,978	$13.23
Vested	(181,197)	$2.83
Forfeited or expired	(11,102)	$2.23
Outstanding non-vested at December 30, 2023	376,618	$11.53
Granted	19,676	$22.62
Vested	(101,401)	$10.32
Forfeited or expired	(5,472)	$14.62
Outstanding non-vested at December 28, 2024	289,421	$12.65

Based on the closing price of the Company’s common stock of $23.17 per share on December 27, 2024 (the last trading day prior to December 28, 2024), the intrinsic value of the time-based non-vested restricted stock awards at December 28, 2024 was approximately $6.7 million. As of December 28, 2024, there was approximately $2.6 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock awards through fiscal 2029.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

Performance-Based Restricted Stock Awards

From time-to-time the Company issues performance-based restricted stock awards to its employees.  Performance-based restricted stock awards are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee.

The following summarizes the activity in the performance-based restricted stock awards during the fiscal year ended December 28, 2024:

	Number of Performance- Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 31, 2022	225,000	$8.73
Granted	-	-
Vested	(125,000)	$6.15
Forfeited or expired	-	-
Outstanding non-vested at December 30, 2023	100,000	$11.96
Granted	300,000	$28.79
Vested	(62,500)	$11.96
Forfeited or expired	(37,500)	$11.96
Outstanding non-vested at December 28, 2024	300,000	$28.79

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

Share-based compensation for performance-based equity agreement was $1.6 million and $0.7 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively.

There were no immediately vested share awards during the fiscal year ended December 28, 2024. During the fiscal year ended December 30, 2023, the Company awarded 4,762 immediately vested share awards at an average price of $10.50.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

11.   SHARE BASED COMPENSATION (CONTINUED)

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 31, 2022	499,939	$5.91
Granted – time-based vesting	293,978	$13.23
Granted – performance-based vesting	-	-
Vested	(306,197)	$4.18
Forfeited or expired	(11,102)	$2.23
Outstanding non-vested at December 30, 2023	476,618	$11.66
Granted – time-based vesting	19,676	$22.62
Granted – performance-based vesting	300,000	$28.79
Vested	(163,901)	$10.94
Forfeited or expired	(42,972)	$12.30
Outstanding non-vested at December 28, 2024	589,421	$20.86

Based on the closing price of the Company’s common stock of $23.17 per share on December 27, 2024, the intrinsic value of all outstanding unvested equity awards at December 28, 2024 was $12.5 million.

12.   TREASURY STOCK TRANSACTIONS

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

During the fiscal year ended December 28, 2024, the Company purchased 407,653 shares at an average price of $19.08 per share. During the fiscal year ended December 30, 2023, the Company purchased 1,825,957 shares at an average price of $14.00 per share. As of December 28, 2024, the Company has $42.2 million available for future treasury stock purchases.

The Company accrued $25 in excise tax associated with its Treasury Stock Repurchase Plan during the fiscal year ended December 28, 2024. Excise tax is recorded directly to additional paid-in capital.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

(Dollars in thousands, except share and per share amounts, unless otherwise indicated)

13.   NEW ACCOUNTING STANDARDS

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM) as well as other segment items, extend certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. We adopted this ASU for the fiscal year ended December 28, 2024.

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

Fiscal Years Ended December 28, 2024 and December 30, 2023

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

The Company reports segment information based on the management approach, which designates the internal reporting used by the Chief Operating Decision Makers (“CODMs”), who were Bradley Vizi, Chief Executive Officer, and Kevin Miller. Chief Financial Officer. The Company’s CODMs are responsible for making decisions regarding the Company’s business, including resource allocations and performance assessments based on historical and future segment revenue, operating expenses, and operating income (loss) before interest and taxes.

The tables below summarize the results of operations and total assets by segment provided to the CODMs. Segment operating income (loss) includes selling, general, and administrative expenses directly attributable to that segment and charges for allocating corporate costs to each of the operating segments. Please refer to the segment discussion on pages 34 and 35 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K.

Fiscal Year Ended December 28, 2024	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total

Revenue	$142,679	$96,459	$39,242	$-	$278,380

Cost of services	100,146	73,916	24,540	-	198,602

Gross profit	42,533	22,543	14,702	-	79,778

Selling, general and administrative	30,326	17,355	9,106	-	56,787

Depreciation and amortization of property and equipment	525	706	188	-	1,419

Amortization of acquired intangible assets	-	-	683	-	683

Potential stock issuance and financing transactions	-	-	-	323	323

Remeasurement of contingent consideration	-	-	(1,759)	-	(1,759)

Operating income	$11,682	$4,482	$6,484	$(323)	$22,325

Total assets as of December 28, 2024	$43,180	$52,160	$22,210	$14,527	$132,077
Property and equipment acquired	$296	$691	$28	$1,557	$2,572

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.   SEGMENT INFORMATION (CONTINUED)

Fiscal Year Ended December 30, 2023	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total

Revenue	$136,241	$84,675	$42,321	$-	$263,237

Cost of services	96,309	64,071	26,161	-	186,541

Gross profit	39,932	20,604	16,160	-	76,696

Selling, general and administrative	26,010	16,964	9,211	-	52,185

Depreciation and amortization of property and equipment	383	504	145	-	1,032

Amortization of acquired intangible assets	-	-	182	-	182

Gain on sale of assets	-	(395)	-	-	(395)

Operating income (loss)	$13,539	$3,531	$6,622	$-	$23,692

Total assets as of December 30, 2023	$43,769	$46,425	$18,586	$11,704	$120,484
Property and equipment acquired	$141	$724	$123	$1,943	$2,931

The Company derives a majority of its revenue from offices in the United States. Revenue reported for each operating segment are all from external customers. The Company is domiciled in the United States and its segments operate in the United States, Canada, Germany, Philippines, Puerto Rico and Europe. The Company does not derive any revenue in the Philippines. Revenue by geographic area for the fiscal years ended December 28, 2024 and December 30, 2023 are as follows:

	Fiscal Year Ended
	December 28,	December 30,
	2024	2023
Revenue
United States	$256,759	$246,578
Canada	7,196	6,480
Puerto Rico	7,017	6,515
Europe	7,408	3,664
Philippines	-	-
	$278,380	$263,237

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

14.   SEGMENT INFORMATION (CONTINUED)

Total assets by geographic area as of the reported periods are as follows:

	Fiscal Year Ended
	December 28,	December 30,
	2024	2023
Total Assets
United States	$123,905	$110,781
Canada	1,423	1,880
Puerto Rico	3,286	3,476
Europe	3,408	4,347
Philippines	55	-
	$132,077	$120,484

15.   INCOME TAXES

Generally, the Company’s relative income or loss generated in each of its jurisdictions can materially impact the consolidated effective income tax rate of the Company, particularly the ratio of Canadian and Serbian pretax income, versus United States pretax income. The consolidated effective income tax rate for fiscal years ended December 28, 2024 and December 30, 2023 were 34.0% and 24.2%, respectively.  The Company’s United States Federal statutory tax rate for fiscal years ended December 28, 2024 and December 30, 2023, before any adjustments, was 21.0%.  The income tax provisions reconciled to the tax computed at the United States Federal statutory rate for fiscal years 2024 and 2023 are as follows:

	December 28, 2024		December 30, 2023
	Amount	% of Earnings Before Taxes	Amount	% of Earnings Before Taxes
Tax expense on taxable income at federal statutory rate	$4,240	21.0	$4,661	21.0
State and Puerto Rico income taxes, net of Federal income tax benefit	1,164	5.8	1,082	4.9
Permanent differences domestic and foreign	188	0.9	(269)	(1.2)
Intangible asset deferred liability true-up	797	4.0	-	-
Foreign income tax rates	108	0.5	25	0.1
Foreign tax adjustment	174	0.9	-	-
Other	191	0.9	(135)	(0.6)
Total income tax expense	$6,863	34.0	$5,364	24.2

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.   INCOME TAXES (CONTINUED)

The components of income tax expense (benefit) are as follows:

	Fiscal Years Ended
	December 28, 2024	December 30, 2023
Current
Federal	$2,609	$3,055
State and local	611	1,608
Foreign	942	660
	4,162	5,323

Deferred
Federal	2,343	217
State	611	(143)
Foreign	(253)	(33)
	2,701	41
Total	$6,863	$5,364

The components of earnings before income taxes by United States and foreign jurisdictions were as follows:

	Fiscal Years Ended
	December 28, 2024	December 30, 2023
United States and Puerto Rico	$16,607	$19,333
Foreign jurisdictions	3,583	2,862
	$20,190	$22,195

A reconciliation of the unrecognized tax benefits for the years December 28, 2024 and December 30, 2023:

Unrecognized Tax Benefits
Balance as of December 31, 2022	$1,196
Gross increases: tax positions in prior period	-
Gross increases: tax positions in current period	-
Balance as of December 30, 2023	$1,196
Gross increases: tax positions in prior period	-
Gross increases: tax positions in current period	-

Balance as of December 28, 2024	$1,196

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

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

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes and records such amounts to tax expense.  The Company recorded no expense for penalties or interest in the fiscal years ended December 28, 2024 and December 30, 2023.

At December 28, 2024 and December 30, 2023, deferred tax assets and liabilities consist of the following:

	December 28, 2024	December 30, 2023
Deferred tax assets:
Provision for credit losses	$400	$421
Federal and state net operating loss carryforward	41	48
Compensation	836	747
Reserves, accruals, and other	461	760
Lease liability	1,304	777
Net operating loss carryforward, Germany	120	55
Total deferred tax assets	3,162	2,808

Deferred tax liabilities:
Intangible assets, net of amortization	(4,272)	(1,860)
Prepaid expense deferral	(1,146)	(1,044)
Fixed assets, net of depreciation	(906)	(689)
Right of use assets	(1,244)	(728)
Deferred tax liability, net, Canada	-	(187)
Total deferred tax liabilities	(7,568)	(4,508)
Total deferred tax (liabilities) assets, net	$(4,406)	$(1,700)

The Company has gross state net operating losses of $0.6 million and foreign net operating losses of $0.4 million to be applied to the net income of future tax returns, respectively.  The state net operating losses are subject to various expiration periods.  The foreign net operating losses have an indefinite carryforward period.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Germany, Philippines, Puerto Rico and Serbia. The Company and its subsidiaries file a consolidated United States Federal income tax return and file in various states. The Company has no open Federal audits as of December 28, 2024. Except for limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2020. The Company is no longer subject to audit in Canada for the tax years prior to tax year 2020. The Company is under audit in Canada for tax years 2021 and 2022. The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2019.

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

Fiscal Years Ended December 28, 2024 and December 30, 2023

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

15.   INCOME TAXES (CONTINUED)

Under APB 23, foreign earnings are generally not subject to U.S. tax until repatriated or deemed repatriated under the anti-deferral rules.  The Company has determined that as of December 28, 2024, all current and future earnings in its foreign subsidiaries will be permanently reinvested.   Based on this determination, the anti-deferral rules have no material impact on the Company.

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

The Company is exposed to various asserted claims as of December 28, 2024, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of December 28, 2024, the Company has accrued $2.8 million for asserted claims.

In April 2022, a client of the Company’s Engineering segment alleged that a system partially designed by the Company is not operating as intended and that the Company is responsible. The Company has not determined if it has any liability. In the event of liability, the Company believes its damages are contractually limited to an amount no higher than $3.3 million. Furthermore, the Company believes that if it were found liable, any damages would be covered by insurance, subject to a deductible of $0.5 million and maximum coverage of $5.0 million. While the clients estimated damages are not known, the client has either inferred or asserted during settlement discussions that it’s damages significantly exceed the Company’s insurance coverage of $5 million. While the Company attempts to find a mutually agreeable solution, the Company has reserved $0.5 million for this project. The Company can give no assurance that its liability is limited to $3.3 million or that liability over $0.5 million, if any, will be covered by insurance.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

16.	CONTINGENCIES (CONTINUED)

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

17.   RETIREMENT PLANS

Profit Sharing Plans

The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees in the United States and other similar plans in Canada, Philippines, Puerto Rico and Serbia (the “Retirement Plans”). The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations. The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the Retirement Plans. Contributions to the Retirement Plans charged to operations by the Company for the fiscal years ended December 28, 2024 and December 30, 2023 were $460 and $698, respectively.

18.   COMMITMENTS

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

Fiscal Years Ended December 28, 2024 and December 30, 2023

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.   COMMITMENTS (CONTINUED)

Leases (Continued)

The components of lease expense were as follows:

	Fiscal Years Ended
	December 28, 2024	December 30, 2023
Operating lease cost	$1,356	$1,428

Finance lease cost
Amortization of right of use assets	$594	$484
Interest on lease liabilities	46	4
Total finance lease cost	$640	$488

Supplemental Cash Flow information related to leases was as follows:

	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,214	$1,464
Operating cash flows from finance leases	$25	$5
Financing cash flows from finance leases	$595	$462

Right of use assets obtained in exchange for lease obligations
Operating leases	$3,407	$33
Finance leases	$2,172	-

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.   COMMITMENTS (CONTINUED)

Leases (Continued)

Supplemental Balance Sheet information as of December 28, 2024 and December 30, 2023 related to leases was as follows:

	December 28, 2024	December 30, 2023
Operating leases
Operating lease right of use assets	$5,174	$2,779

Operating right of use liability - current	$(1,046)	$(693)
Operating right of use liability - non-current	(4,355)	(2,268)
Total operating lease liabilities	$(5,401)	$(2,961)

Finance leases
Property and equipment - (right of use assets)	$2,172	$926
Accumulated depreciation	(362)	(695)
Property and equipment, net	$1,810	$231

Finance lease liability - current	$(698)	$(233)
Finance lease liability - non-current	(1,112)	-
Total finance lease liabilities	$(1,810)	$(233)

Weighted average remaining lease term in years
Operating leases	4.41	8.61
Finance leases	2.50	.50

Weighted average discount rate
Operating leases	6.36%	3.15%
Finance leases	4.88%	0.87%

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2024 and December 30, 2023

 (Dollars in thousands, except share and per share amounts, unless otherwise indicated)

18.   COMMITMENTS (CONTINUED)

Leases (Continued)

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2025	1,300	773
2026	1,213	773
2027	1,017	387
2028	966	-
2029	650	-
Thereafter	1,168	-

Total lease payments	6,314	1,933
Less: imputed interest	(913)	(123)
Total	$5,401	$1,810

19.   RELATED PARTY TRANSACTIONS

There have been no related party transactions during the periods presented.