Form 10-K/A
period 2024-12-28
RCM TECHNOLOGIES, INC.
filed 2025-03-31
CIK 700841

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

EXPLANATORY NOTE

RCM Technologies, Inc. (the “Company”, “our,” “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) to its Annual Report on Form 10-K for the fiscal year ended December 28, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2025 (the “Original Report”), for the sole purpose of correcting an error in the Report of Independent Registered Public Accounting Firm regarding the opinion of the Company’s Independent Registered Public Accounting Firm on the Company’s Financial Statements included in the Original Report.

The Report of Independent Registered Public Accounting Firm inadvertently referenced an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. In fact, the Company’s Independent Registered Public Accounting Firm concluded that the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as reflected in the separate Report of Independent Registered Public Accounting Firm on Internal Controls over Financial Reporting.

No other amendments have been made to the Original Report or to the audited financial statements for the fiscal year ended December 28, 2024. Except as otherwise expressly stated for the information amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report.

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

	(19)	Policy Statement -- Insider Trading (Previously Filed)

	(21)	Subsidiaries of the Registrant. (Previously Filed)

	(23.1)	Consent of WithumSmith+Brown, PC. (Filed herewith)

	(31.1)	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

	(31.2)	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

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

RCM Technologies, Inc.

Date: March 31, 2025	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: March 31, 2025	By:	/s/ Kevin D. Miller
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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2025, expressed our opinion that the Company maintained, in all material respects, effective internal control over financial reporting.

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