Form 10-K/A
period 2024-12-28
RCM TECHNOLOGIES, INC.
filed 2025-04-25
CIK 700841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of April 24, 2025: 7,403,622.

Documents Incorporated by Reference

None in this Amendment No. 2 on Form 10-K/A.

Auditor Firm ID: 100         Auditor Name: WithumSmith+Brown, PC         Auditor Location: Red Bank, NJ

EXPLANATORY NOTE

On March 13, 2025, RCM Technologies, Inc. (“Company,” “we,” “us,” “our” and “RCM”) filed its Annual Report on Form 10-K for the year ended December 28, 2024 (the “Initial Filing”), with the Securities and Exchange Commission (the “Commission”). On March 31, 2025, we filed with the SEC Amendment No. 1 to the Initial Filing; Amendment No. 1 was filed for the sole purpose of correcting an error in the Report of Independent Registered Public Accounting Firm regarding the opinion of the Company’s Independent Registered Public Accounting Firm on the Company’s Financial Statements included in the Initial Filing. We refer to the Initial Filing, as so amended, as the “Original Filing.”

The Company indicated that it would incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2025 annual meeting of stockholders.  Because the Company does not anticipate filing its definitive proxy statement by April 28, 2025, the Company is filing this Amendment No. 2 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

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

Our Directors

Bradley S. Vizi, Director since 2013, age 41

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

Chigozie O. Amadi, Director since 2022, age 40

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

Swarna Srinivas Kakodkar, Director since 2019, age 41

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

Our Directors (Continued)

Jayanth S. Komarneni, Director since 2020, age 42

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

Name	Age	Position
Bradley S. Vizi	41	Executive Chairman & President
Kevin D. Miller	58	Chief Financial Officer, Treasurer and Secretary
Michael Saks	68	Division President, Health Care Services

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

Audit Committee

The Board of Directors has adopted a written Audit Committee Charter. A copy of the Audit Committee Charter is posted on our website under “Investors - Governance.”

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

Compensation Committee

The Board of Directors has adopted a written Compensation Committee Charter. A copy of the Compensation Committee Charter is posted on our website under “Investors - Governance.”

●	Determines the compensation of our officers and employees.
●	Administers our stock option plans.

Nominating and Corporate Governance Committee

The Board of Directors has adopted a written Nominating and Corporate Governance Committee Charter. A copy of the Nominating and Corporate Governance Committee Charter is posted on our website under “Investors - Governance.”

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Compensation Committee Interlocks and Insider Participation. None of the members of our Compensation Committee were officers or employees of the Company or any of its subsidiaries during 2024, were formerly officers of the Company or any of its subsidiaries, or had any relationship with the Company since the beginning of 2024 that requires disclosure under Item 404 of Regulation S-K, nor have there been since the beginning of 2024 any compensation committee interlocks involving our directors and executive officers that require disclosure under Item 407 of Regulation S-K.

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

Insider Trading Policy

The Company has a Policy Statement - Insider Trading that governs transactions in our securities by our directors, officers and employees, and promote compliance with the laws and rules applicable thereto. The Policy Statement – Insider Trading is filed with this Annual Report on Form 10-K as Exhibit 19.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Compensation Committee seeks to ensure that the total compensation paid to the executives is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to our executives, including the named executive officers, are similar to those provided to other executive officers. Our named executive officers for the year ended December 28, 2024 (fiscal 2024) are Messrs. Vizi, Saks and Miller.

In addition to referring herein to fiscal 2024, we also refer to our fiscal year ended December 30, 2023 (fiscal 2023).

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

On March 8, 2024, the Compensation Committee granted Mr. Vizi, under the Company’s 2014 Omnibus Equity Compensation Plan (the “2014 Plan”) a maximum of 50,000 performance stock units (“PSUs”). The number of PSUs to ultimately be earned and vested was to be determined based on the level of achievement with respect to established levels of EBITDA during a performance period beginning on December 31, 2023 and ending on December 28, 2024.   These levels were not achieved and thus no shares were earned under this grant. However, in accordance with applicable regulations of the Commission, the value of these PSUs as of their grant date is included in the Summary Compensation Table for fiscal year 2024, since the grant date occurred during that year.

On February 16, 2024, the Compensation Committee granted Mr. Vizi under the 2014 Plan a target amount of 250,000 PSUs, allocated into four equal tranches over a four-year period. The number of PSUs that will ultimately be earned and vested shall be determined based on the level of achievement with respect to certain individual performance goals established by the Compensation Committee, with 25% of such PSUs to vest with respect to achievement measured on an annual basis as to each of the Company’s 2024, 2025, 2026 and 2027 fiscal years.  Threshold, target and maximum levels of performance have been established, with the following number of PSUs to be earned in each fiscal year with respect to the level of achievement during such fiscal year: threshold – 25,000; target – 50,000; maximum – 62,500.  The grant is subject to accelerated vesting in the event of a Change in Control (as defined in the 2014 Plan), or termination as a result of death or disability, prior to the end of any applicable performance period. For fiscal year 2024, Mr. Vizi earned 62,500 shares. In accordance with applicable regulations of the Commission, the value of the entire target grant of RSUs is included in the Summary Compensation Table for fiscal year 2024, since the grant date occurred during that year.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

On January 23, 2024, the Compensation Committee granted Mr. Saks under the 2014 Plan 2,668 restricted stock units (“RSUs”), valued at a total of $75,000 based on the closing price of the common stock on the Nasdaq Stock Market on the date of grant, to vest on January 23, 2029.  In accordance with applicable regulations of the Commission, the value of these RSUs is included in the Summary Compensation Table for fiscal year 2024, since the grant date occurred during that year.

On June 23, 2023, the Compensation Committee granted Mr. Saks under the 2014 Plan 4,179 RSUs, valued at a total of $75,000 based on the closing price of the common stock on the Nasdaq Stock Market on the date of grant, to vest over a period of five years in equal installments beginning in January 2024 and continuing through each January thereafter through 2028.  In accordance with applicable regulations of the Commission, the value of these RSUs is included in the Summary Compensation Table for fiscal year 2023, since the grant date occurred during that year.

On January 1, 2023, the Compensation Committee granted Mr. Vizi under the 2014 Plan 250,000 RSUs, which will become vested in five (5) equal annual installments of 50,000 RSUs on each of the first five anniversaries of January 1, 2023, so long as he remains continuously employed by the Company through such vesting dates, except vesting will be accelerated if his employment terminates prior to such vesting dates on account of death, disability or a covered termination following a change in control. In accordance with applicable regulations of the Commission, the value of these RSUs is included in the Summary Compensation Table for fiscal year 2023, since the grant date occurred during that year.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Summary Compensation Table

The following table lists, for fiscal 2024 and fiscal 2023, cash and other compensation paid to, or accrued by us, for our chief executive officer, our chief financial officer and our other executive officer serving as of December 28, 2024 in accordance with Item 402(a)(3)(iv) of Regulation S-K.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total

Bradley S. Vizi	2024	$475,000	$ -	$7,250,000	$ -	$6,221	$7,731,221
Executive Chairman & President	2023	$475,000	$ -	$3,125,000	$ -	$6,468	$3,606,274

Kevin Miller	2024	$370,000	$ -	$ -	$ -	$22,197	$392,197
Chief Financial Officer	2023	$370,000	$ -	$ -	$ -	$23,294	$393,294

Michael Saks	2024	$300,000	$ -	$75,000	$ -	$14,896	$389,896
Division President,	2023	$300,000	$ -	$73,013	$ -	$15,607	$389,176
Health Care Services

____________

(1)

These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 filed with the Commission.

With respect to Mr. Vizi, these amounts represent the following:

a.

For 2024, the value given to the February 16, 2024 PSU grant is $7,250,000, which is the grant date fair value of all 250,000 shares that may vest under the award. This PSU award may vest up to 62,500 shares each year for four years.

b.

For 2023, the value given to the time-based award is $3,125,000, which is the grant date fair value of all 250,000 shares that may vest under the award. The time-based award is expected to vest 50,000 shares for the five anniversaries following the grant date.

With respect to Mr. Saks, these amounts represent the following:

a.

For 2024, the value given to the January 23, 2024 time-based grant is $75,000, which is the grant date fair value of the award of the 2,668 shares that may vest in five years from the date of the grant.

b.	For 2023, the grant date fair value of time-based awards for 4,179 shares to vest five years from date of grant.

(2)

These amounts primarily represent premiums paid for medical, life and disability insurance on each of the officers named in this table, as follows: 2024, Messrs. Vizi, Miller and Saks, $6,221, $22,197 and $14,896, respectively; and 2023, Messrs. Vizi, Miller and Saks, $6,468, $23,294 and $15,607, respectively.

During our 2024 and 2023 fiscal years, certain of the officers named in this table may have received personal benefits not reflected in the amounts of their respective annual salaries or bonuses.  The dollar amount of these benefits did not, for any individual in any fiscal year, exceed $10,000.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unvested restricted share units as of December 28, 2024. No options to purchase common stock were outstanding on such date.

	Number of Shares or Units of Stock That Have	Market Value of Shares or Units of Stock That Have	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have
Name	Not Vested	Not Vested(1)	Not Vested	Not Vested

Bradley S. Vizi(2)	500,000	$11,585,000	-	-

Michael Saks(3)	16,011	$370,975	-	-

____________

(1)

Calculated by multiplying the number of shares in the preceding column by $23.17, the closing price per share of the Company’s common stock on December 27, 2024, the last trading day of our last fiscal year.

(2)

Mr. Vizi’s shares include the following: a) 50,000 target shares from the PSU dated March 8, 2024 PSU (none vested in fiscal 2025); b) 250,000 shares from the February 16, 2024 PSU grant, the maximum number of shares that may vest (62,500 vested in fiscal 2025); and c) 200,000 time-based restricted stock units (RSUs) granted on January 1, 2023, which may vest in four equal installments over four years (50,000 vested in fiscal 2025).

(3)

Mr. Saks received 10,000 RSUs in February 2022 that will vest in February 2027; 3,343 RSUs that will vest in equal installments in fiscals 2025, 2026, 2027 and 2028; and 2,668 RSUs that will vest in January of 2029.

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

The following table lists cash and other compensation paid to, or accrued by us for, our Board of Directors for our fiscal year ended December 28, 2024.

Non-Employee Director Compensation Table

Name and Principal Position	Fees Earned Or Paid In Cash	Equity Awards(1)	All Other Compensation	Total
Chigozie O. Amadi	$55,000	$45,000	-	$100,000
Swarna Srinivas Kakodkar	$55,000	$45,000	-	$100,000
Jayanth S. Komarneni	$50,000	$45,000	-	$95,000

(1)

These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 filed with the Commission. As of December 28, 2024, Mr. Amadi, Ms. Kakodkar and Mr. Komarneni each had 1,944 unvested equity awards outstanding.

ITEM 11. EXECUTIVE COMPENSATION (CONTINUED)

Executive Severance Agreement and Change in Control Agreement

The Company is a party to an Executive Severance Agreement (the “Executive Severance Agreement”) with each of Bradley S. Vizi, the Company's Executive Chairman and President (amended and restated as of March 12, 2025), and Kevin D. Miller, the Company’s Chief Financial Officer (dated as of February 28, 2014, as amended), which set forth the terms and conditions of certain payments to be made by the Company to the executive in the event, while employed by the Company, such executive experiences (a) a termination of employment unrelated to a “Change in Control” (as defined therein) or (b) there occurs a Change in Control and either (i) the executive’s employment is terminated for a reason related to the Change in Control or (ii) in the case of Mr. Miller, the executive remains continuously employed with the Company for a period of three months following the Change in Control.

Under the terms of the Executive Severance Agreement, if either (a) the executive is involuntarily terminated by the Company for any reason other than “Cause” (as defined therein), “Disability” (as defined therein) or death, or (b) the executive resigns for “Good Reason” (as defined therein), and, in each case, the termination is not a “Termination Related to a Change in Control” (as defined below), the executive will receive the following severance payments: (i) an amount equal to a multiple (for Mr. Vizi, 2.0 times; for Mr. Miller, 1.5 times) of the sum of (a) the executive’s annual base salary as in effect immediately prior to the termination date (before taking into account any reduction that constitutes Good Reason) (“Annual Base Salary”) and (b) the highest annual bonus paid to the executive in any of a specified number of fiscal years (for Mr. Vizi, five fiscal years or the amount that would be granted to him for the subsequent year, at target); for Mr. Miller, three fiscal years) immediately preceding the executive’s termination date (“Bonus”), to be paid in installments over the twelve month period following the executive’s termination date; and (ii) for a specified period of months (for Mr. Vizi, 24 months; for Mr. Miller, 18 months) following the executive’s termination date, a monthly payment equal to the monthly COBRA premium that the executive is required to pay to continue medical, vision, and dental coverage, for himself and, where applicable, his spouse and eligible dependents.

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

Under the terms of the Executive Severance Agreement, if a Change in Control occurs and (a) the executive experiences a Termination Related to a Change in Control on account of (i) an involuntary termination by the Company for any reason other than Cause, death, or Disability, (ii) an involuntary termination by the Company within a specified period of time following a Change in Control (12 months for Mr. Vizi and three months for Mr. Miller) on account of Disability or death, or (iii) a resignation by the executive with Good Reason; or (b) in the case of Mr. Miller, the executive resigns, with or without Good Reason, which results in a termination date that is the last day of the three month period following the Change in Control, then the executive will receive the following severance payments: (1) a lump sum payment equal to a multiple (for Mr. Vizi, 2.99 times; for Mr. Miller, 2,0 times) of  the sum of the executive’s (a) Annual Base Salary and (b) Bonus; and (2) a lump sum payment equal to 24 multiplied by the monthly COBRA premium cost, as in effect immediately prior to the executive’s termination date, for the executive to continue medical, dental and vision coverage, as applicable, in such Company plans for himself and, if applicable, his spouse and eligible dependents.   Upon the occurrence of a Change in Control, the Company shall establish an irrevocable rabbi trust and contribute to the rabbi trust the applicable amounts due under the Executive Severance Agreement.   If Mr. Miller receives the Change in Control Payment following his resignation at the end of the three month period following the Change in Control, he will not be eligible to receive any severance payments under his Executive Severance Agreement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists the persons we know to be beneficial owners of at least five percent of our common stock as of April 24, 2025.

Name and Address of Beneficial Owner	Number of Shares	Approximate Percentage of Outstanding Common Stock(1)

Ben Andrews(2)	535,048	7.2%
P. O. Box 357303
Gainesville, FL 32635

Renaissance Technologies LLC(3)	485,473	6.6%
800 Third Avenue
New York, NY 10022

Morgan Stanley(4)	401,568	5.4%
1585 Broadway
New York, NY 10036

(1)	Based on 7,403,622 shares outstanding as of April 24, 2025.

(2)	Based on the Schedule 13G filed with the Commission on January 4, 2024. The filing states that Mr. Andrews exercises sole voting and dispositive power over all such shares.

(3)	Based on Amendment No. 7 to Schedule 13G filed with the Commission on February 13, 2025. The filing states that Renaissance Technologies LLC has sole voting and dispositive power over all such shares.

(4)

Based on the Schedule 13G filed with the Commission on November 8, 2024. The filing states that Morgan Stanley has shared dispositive power over all such shares and shared voting power over 20,207 of such shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Security Ownership of Management

The following table lists the number of shares of our common stock beneficially owned, as of April 24, 2025, by each director and director nominee, each of our executive officers, certain members of our senior management, and by our directors, nominees and executive officers as a group. In general, beneficial ownership includes those shares a person has the power to vote or transfer, as well as shares owned by immediate family members who live with that person.

Name	Number of Shares	Approximate Percentage of Outstanding Common Stock(1)
Bradley S. Vizi	1,389,240	18.8%
Chigozie O. Amadi	11,302	*
Swarna Srinivas Kakodkar	54,622	*
Jayanth S. Komarneni	59,514	*
Kevin D. Miller	453,600	6.1%
Michael Saks	98,979	1.3%
All directors and executive officers as a group (6 persons)	2,067,257	27.9%

__________

*         Represents less than one percent of our outstanding common stock.

(1)         Based on 7,403,622 shares outstanding as of April 24, 2025.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
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

WithumSmith+Brown, PC (“Withum”) acted as our independent public accountant with respect to our audited financial statements as of and for the fiscal years ended December 28, 2024 and December 30, 2023.

Fees Billed by Withum during fiscal 2024 and 2023

Audit Fees.  Fees billed to the Company by Withum for audit services rendered by Withum for the audit of the Company's 2024 annual financial statements (including the audit of internal control over financial reporting), for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by Withum in connection with statutory and regulatory filings or engagements, totaled approximately $547,500.  Fees billed to the Company by Withum for audit services rendered by Withum for the audit of the Company's 2023 annual financial statements (including the audit of internal control over financial reporting), for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by Withum in connection with statutory and regulatory filings or engagements, totaled approximately $440,000.

Audit-Related Fees.  Fees billed to the Company by Withum during 2024 and 2023 for audit-related services that were reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the preceding paragraph totaled $83,300 and $50,000, respectively.

Tax Fees.  Fees billed to the Company by Withum during 2024 and 2023 for professional services rendered for tax compliance, tax advice and tax planning totaled $0 and $0, respectively.

All Other Fees.  Other fees billed to the Company by Withum were $22,500 for 2024 and $20,000 for 2023.  Withum does not audit the Company’s 401(k) plan.

The Audit Committee has considered whether Withum’s provision of services other than professional services rendered for the audit and review of our financial statements is compatible with maintaining Withum’s independence and has determined that it is so compatible.

All audit, audit-related, tax and other services were pre-approved by the Audit Committee pursuant to applicable regulations. The Audit Committee currently pre-approves all engagements of the Company’s accountants to provide both audit and non-audit services and has not established formal pre-approval policies or procedures. The Audit Committee did not approve any non-audit services pursuant to Rule 2-01 (c) (7) (i) (C) of Regulation S-X during fiscal 2024 and 2023.

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

RCM Technologies, Inc.

Date: April 25, 2025	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: April 25, 2025	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary