Form 10-Q
period 2025-03-29
RCM TECHNOLOGIES, INC.
filed 2025-05-08
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

Common Stock, $0.05 par value, 7,390,385 shares outstanding as of May 7, 2025.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statement. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing service to the healthcare industry or other potential pandemics; having a significant portion of our condensed consolidated revenues contributed by a concentrated group of customer during the thirteen weeks ended March 29, 2025; credit and collection risks; our claim experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing, the healthcare industry, our workforce and the services that we provide, including state and local regulations pertaining to the taxability of our services and other labor-related matters such a minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 and Part II, Item 1A “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 29, 2025 and December 28, 2024

(In thousands, except share amounts)

	March 29,	December 28,
	2025	2024
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,181	$4,729
Accounts receivable, net of provision for credit losses of $1,570 at March 29, 2025 and December 28, 2024	68,390	77,960
Transit accounts receivable	7,165	7,315
Prepaid expenses and other current assets	5,240	7,034
Total current assets	85,976	97,038

Property and equipment, net	7,371	7,368

Other assets:
Deposits	233	230
Deferred tax assets, foreign	125	120
Goodwill	22,147	22,147
Operating right of use asset	5,140	5,174
Total other assets	27,645	27,671

Total assets	$120,992	$132,077

Current liabilities:
Accounts payable and accrued expenses	$14,509	$13,369
Transit accounts payable	19,327	23,870
Accrued payroll and related costs	12,581	9,929
Finance lease payable	706	698
Income taxes payable	273	346
Operating right of use liability	1,107	1,046
Contingent consideration from acquisitions	212	212
Deferred revenue	4,519	4,163
Total current liabilities	53,234	53,633

Deferred income taxes, net, domestic	4,526	4,526
Finance lease payable, net of current position	932	1,112
Operating right of use liability, net of current position	4,286	4,355
Borrowings under line of credit	23,414	34,967
Total liabilities	86,392	98,593

Contingencies (note 15)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
17,928,284 shares issued and 7,508,593 shares outstanding at March 29, 2025 and 17,838,372 shares issued and 7,602,113 shares outstanding at December 28, 2024	895	890
Additional paid-in capital	118,956	118,845
Accumulated other comprehensive loss	(2,918)	(2,920)
Accumulated deficit	(1,752)	(5,938)
Treasury stock, 10,419,691 shares at March 29, 2025 and
10,236,259 shares at December 28, 2024	(80,581)	(77,393)
Total stockholders’ equity	34,600	33,484

Total liabilities and stockholders’ equity	$120,992	$132,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Thirteen Weeks Ended March 29, 2025 and March 30, 2024 (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024

Revenue	$84,473	$71,939
Cost of services	62,495	51,572
Gross profit	21,978	20,367

Operating costs and expenses
Selling, general and administrative	14,971	14,199
Depreciation and amortization of property and equipment	424	287
Amortization of acquired intangible assets	-	45
Operating costs and expenses	15,395	14,531

Operating income	6,583	5,836

Other expense (income)
Interest expense and other, net	651	478
Loss (gain) on foreign currency transactions	47	(52)
Other expense (income), net	698	426

Income before income taxes	5,885	5,410
Income tax expense	1,699	1,458

Net income	$4,186	$3,952

Basic net earnings per share	$0.55	$0.50

Diluted net earnings per share	$0.54	$0.48

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirteen Weeks Ended March 29, 2025 and March 30, 2024 (Unaudited) (In thousands)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024

Net income	$4,186	$3,952
Other comprehensive income (loss)	2	(27)
Comprehensive income	$4,188	$3,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Thirteen Weeks Ended March 29, 2025 and March 30, 2024

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 28, 2024	17,838,372	$890	$118,845	$(2,920)	$(5,938)	10,236,259	$(77,393)	$33,484
Issuance of stock under employee stock purchase plan	18,192	1	280	-	-	-	-	281
Equity compensation expense from awards issued	-	-	773	-	-	-	-	773
Purchase of treasury stock	-	-	-	-	-	183,432	(3,188)	(3,188)
Issuance of stock upon vesting of restricted share awards	116,401	6	(6)	-	-	-	-	-
Retirement of common shares	(44,681)	(2)	(936)	-	-	-	-	(938)
Foreign currency translation adjustment	-	-	-	2	-	-	-	2
Net income	-	-	-	-	4,186	-	-	4,186

Balance, March 29, 2025	17,928,284	$895	$118,956	$(2,918)	$(1,752)	10,419,691	$(80,581)	$34,600

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 30, 2023	17,673,427	$882	$116,579	$(2,813)	$(19,265)	9,828,606	$(69,593)	$25,790
Issuance of stock under employee stock purchase plan	22,789	1	363	-	-	-	-	364
Equity compensation expense from awards issued	-	-	635	-	-	-	-	635
Issuance of stock upon vesting of restricted share awards	124,044	6	(6)	-	-	-	-	-
Retirement of common shares	(44,567)	(2)	(1,315)	-	-	-	-	(1,317)
Foreign currency translation adjustment	-	-	-	(27)	-	-	-	(27)
Net income	-	-	-	-	3,952	-	-	3,952

Balance, March 30, 2024	17,775,693	$887	$116,256	$(2,840)	$(15,313)	9,828,606	$(69,593)	$29,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Thirteen Weeks Ended March 29, 2025 and March 30, 2024 (Unaudited) (In thousands)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net income	$4,186	$3,952

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	424	332
Equity compensation expense from awards issued	773	635
Deferred income tax expense	(5)	49
Change in operating right of use assets	267	234
Changes in operating assets and liabilities:
Accounts receivable	9,558	(2,802)
Prepaid expenses and other current assets	1,787	120
Net of transit accounts receivable and payable	(4,393)	(219)
Accounts payable and accrued expenses	1,358	1,345
Accrued payroll and related costs	2,665	976
Right of use liabilities	(241)	(304)
Income taxes payable	(71)	451
Deferred revenue	356	1,633
Deposits	(4)	24
Total adjustments and changes in operating assets and liabilities	12,474	2,474
Net cash provided by operating activities	16,660	6,426

Cash flows from investing activities:
Property and equipment acquired	(427)	(669)
Net cash used in investing activities	(427)	(669)

Cash flows from financing activities:
Borrowings under line of credit	40,895	34,738
Repayments under line of credit	(52,448)	(43,383)
Issuance of stock for employee stock purchase plan	281	364
Retirement of common shares	(939)	(1,317)
Changes in finance lease obligations	(184)	(116)
Purchase of treasury stock	(3,188)	-
Net cash used in financing activities	(15,583)	(9,714)
Effect of exchange rate changes on cash and cash equivalents	(198)	(228)
Increase (decrease) in cash and cash equivalents	452	(4,185)
Cash and cash equivalents at beginning of period	4,729	6,284

Cash and cash equivalents at end of period	$5,181	$2,099

Supplemental cash flow information:
Cash paid for:
Interest	$740	$473
Income taxes	$494	$541

Non-cash operating activities:
Right of use assets in exchange for lease obligations	$233	$602

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from the Company’s audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 28, 2024 included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen weeks ended March 29, 2025 and March 30, 2024 are not necessarily indicative of results that may be expected for the full year or any future period.

Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The current fiscal year ending January 3, 2026 (fiscal 2025) is a 53-week reporting year and the prior fiscal year ended December 28, 2024 (fiscal 2024) was 52-week reporting year. The fiscal quarters for fiscal 2025 and fiscal 2024 align as follows:

Fiscal 2025 Quarters	Weeks	Fiscal 2024 Quarters	Weeks
March 29, 2025	Thirteen	March 30, 2024	Thirteen
June 28, 2025	Thirteen	June 29, 2024	Thirteen
September 27, 2025	Thirteen	September 28, 2024	Thirteen
January 3, 2026	Fourteen	December 28, 2024	Thirteen

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

The following table presents our revenue disaggregated by revenue source for the thirteen weeks ended March 29, 2025 and March 30, 2024:

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Specialty Health Care:
Time and Material	$42,872	$37,804
Permanent Placement Services	411	378
Total Specialty Health Care	$43,283	$38,182

Engineering:
Time and Material	$14,507	$11,242
Fixed Fee	17,635	12,263
Total Engineering	$32,142	$23,505

Life Sciences, Data and Solutions:
Time and Material	$6,030	$9,133
Permanent Placement Services	71	73
Fixed Fee	2,947	1,046
Total Life Sciences, Data and Solutions	$9,048	$10,252
	$84,473	$71,939

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

Deferred Revenue

There was $4.5 million of deferred revenue as of March 29, 2025. Deferred revenue was $4.2 million as of December 28, 2024. Revenue is recognized when the service has been performed.  Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence.  For the thirteen weeks ended March 29, 2025 and March 30, 2024, the Company recognized revenue of $3.1 million and $0.5 million, respectively, that was included in deferred revenue at the beginning of the reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.    Revenue Recognition (Continued)

Concentration

During the thirteen weeks ended March 29, 2025, the Company had two customers exceed 10% of consolidated revenue, representing 21.1% and 13.0% of consolidated revenue, respectively. During the thirteen weeks ended March 30, 2024, the Company had two customers exceed 10% of consolidated revenue, representing 21.7% and 12.4% of consolidated revenue, respectively. In both periods presented, the customers are included in the Company’s Specialty Health Care segment.

4.    Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable comprise the following:

	March 29, 2025	December 28, 2024
Billed	$47,096	$55,224
Unbilled	14,178	16,931
Work-in-progress	8,686	7,375
Provision for credit losses	(1,570)	(1,570)

Accounts receivable, net	$68,390	$77,960

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

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency, the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable,” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $7.1 million and related transit accounts payable was $19.3 million, for a net payable of $12.2 million, as of March 29, 2025. The transit accounts receivable was $7.3 million and related transit accounts payable was $23.9 million, for a net payable of $16.6 million, as of December 28, 2024.

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

Property and equipment comprise the following:

	March 29, 2025	December 28, 2024
Computers and systems	$8,807	$8,448
Equipment and furniture	316	306
Leasehold improvements	642	590
Laboratory equipment	201	196
	$9,966	$9,540

Less: accumulated depreciation and amortization	2,595	2,172

Property and equipment, net	$7,371	$7,368

The Company periodically writes off fully depreciated and amortized assets.  The Company did not write off any fully depreciated and amortized assets during the thirteen week periods ended March 29, 2025 and March 30, 2024. Depreciation and amortization expense of property and equipment for the thirteen weeks ended March 29, 2025 and March 30, 2024 was $424 and $287, respectively.

6.    Acquisitions and Divestitures

Future Contingent Payments

As of March 29, 2025, the Company had one acquisition agreement whereby additional contingent consideration may be earned by the sellers: effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC. The Company estimates future contingent payments at March 29, 2025 as follows:

Total
Payable in fiscal 2025	$212
Thereafter	$0

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

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of March 29, 2025.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in operating expense.

Potential future contingent payments for acquisitions after March 29, 2025 are capped at a cumulative maximum of $0.2 million. The Company did not pay contingent consideration during the thirteen week periods ended March 29, 2025 and March 30, 2024.

7.    Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount.  The Company reviewed industry and market conditions, reporting unit specific events as well as overall financial performance and determined that no indicators of impairment of goodwill existed during the thirteen weeks ended March 29, 2025. As such, no impairment loss on the Company’s intangible assets during the thirteen weeks ended March 29, 2025 was recorded as a result of such review.

The carrying amount of goodwill as of March 29, 2025 and December 28, 2024 was as follows:

Engineering	Specialty Health Care	Life Sciences, Data and Solutions	Total
$11,918	$2,398	$7,831	$22,147

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

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the thirteen weeks ended March 29, 2025 and March 30, 2024 were 6.0% and 6.8%, respectively.

All borrowings under the Fifth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of March 29, 2025, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of March 29, 2025 and December 28, 2024 were $23.4 million and $35.0 million, respectively. There were letters of credit outstanding at March 29, 2025 and December 28, 2024 for $7.3 million and $7.4 million, respectively. At March 29, 2025 and December 28, 2024, the Company had availability for additional borrowings under the Revolving Credit Facility of $34.3 million and $22.6 million, respectively.

9.    Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share. The number of weighted-average shares used to calculate basic and diluted earnings per share for the thirteen weeks ended March 29, 2025 and March 30, 2024 was determined as follows:

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Basic weighted average shares outstanding	7,616,460	7,927,031
Dilutive effect of outstanding restricted share awards	125,021	243,808
Diluted weighted average shares outstanding	7,741,481	8,170,839

For all periods presented, there were no anti-dilutive shares included in the calculation of common stock equivalents as there were no stock options outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.    Per Share Data (Continued)

Unissued shares of common stock were reserved for the following purposes:

	March 29, 2025	December 28, 2024
Time-based restricted stock awards outstanding	215,520	289,421
Performance-based restricted stock awards outstanding	187,500	300,000
Future grants of options or shares	365,680	295,680
Shares reserved for employee stock purchase plan	233,927	252,119

Total	1,002,627	1,137,220

10.   Share-Based Compensation

At March 29, 2025, the Company had two share-based employee compensation plans, the Employee Stock Purchase Plan and the 2014 Omnibus Equity Compensation Plan.

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

Share-based compensation expense for the thirteen weeks ended March 29, 2025 and March 30, 2024 was $773 and $635, respectively.  Share-based compensation expense for performance-based equity agreements was $452 and $213 for the for the thirteen weeks ended March 29, 2025 and March 30, 2024, respectively. Share-based compensation expense is included in selling, general and administrative expense in the Company’s condensed consolidated statement of operations.

As of March 29, 2025, the Company had $7.2 million of total unrecognized compensation cost, with approximately $2.3 million related to time-based non-vested share-based awards outstanding and $4.9 million related to performance-based non-vested share-based awards outstanding. The Company expects to recognize the expense associated with time-based non-vested share-based awards through fiscal 2029.  If earned, the Company will recognize the expense associated with performance-based non-vested share-based awards straight-line through fiscal 2028.  These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions. The number of shares issued on December 30, 2024 (the first business day following the previous offering period) was 18,192. As of March 29, 2025, there were 233,927 shares available for issuance under the Purchase Plan. Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the thirteen weeks ended March 29, 2025 and March 30, 2024 was $75 and $84, respectively.

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

All stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of March 29, 2025, there were no accrued dividends. Dividends for stock awards that ultimately do not vest are forfeited.

As of March 29, 2025, under the 2014 Plan, 215,520 time-based shares were outstanding, 187,500 performance-based restricted stock awards were outstanding and 365,680 shares were available for awards.

The intrinsic value of all equity grants for the thirteen weeks ended March 29, 2025 and March 30, 2024 was $6.4 million and $15.9 million, respectively. These amounts are based on the equity price on the last trading day in the period presented.

Time-Based Restricted Stock Awards

From time-to-time the Company issues time-based restricted stock awards. The following summarizes the activity in the time-based restricted stock awards under the 2014 Plan during the thirteen weeks ended March 29, 2025:

	Number of Time-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2024	289,421	$12.65
Granted	-	-
Vested	(53,901)	$12.89
Forfeited or expired	(20,000)	$6.15
Outstanding non-vested at March 29, 2025	215,520	$13.19

Based on the closing price of the Company’s common stock of $15.86 per share on March 28, 2025 (the last trading day prior to March 29, 2025), the intrinsic value of the time-based non-vested restricted stock awards at March 29, 2025 was approximately $3.4 million. As of March 29, 2025, there was approximately $2.3 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock awards through fiscal 2029.

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

The following summarizes the activity in the performance-based restricted stock awards during the thirteen weeks ended March 29, 2025:

	Number of Performance-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2024	300,000	$28.79
Granted	-	-
Vested	(62,500)	$29.00
Forfeited or expired	(50,000)	$27.73
Outstanding non-vested at March 29, 2025	187,500	$29.00

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

Share-based compensation for performance-based equity agreement was $452 and $213 for the thirteen week periods ended March 29, 2025 and March 30, 2024, respectively.

There were no immediately vested share awards during the thirteen weeks ended March 29, 2025 or March 30, 2024.

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

During the thirteen weeks ended March 29, 2025, the Company purchased 183,432 shares at an average price of $17.37 per share.  The Company did not purchase treasury shares during the thirteen weeks ending March 30, 2024.  As of March 29, 2025, the Company had $39.0 million available for future treasury stock purchases.

The Company accrued $4 in excise tax associated with its Treasury Stock Repurchase Plan during the thirteen weeks ended March 29, 2025. The Company did not accrue any excise tax associated with its Treasury Stock Repurchase Plan during the thirteen weeks ended March 30, 2024. Excise tax is recorded directly to additional paid-in capital.

During the thirteen weeks ended March 29, 2025, the Company issued and retired 44,681 shares associated with equity grants that vested, the proceeds of which were used to fund payroll taxes associated the vested shares. During the thirteen weeks ended March 30, 2024, the Company issued and retired 44,567 shares associated with equity grants that vested.

12.   New Accounting Standards and Updates

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.

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

The Company reports segment information based on the management approach, which designates the internal reporting used by the Chief Operating Decision Makers (“CODMs”), who were Bradley Vizi, Chief Executive Officer, and Kevin Miller, Chief Financial Officer. The Company’s CODMs are responsible for making decisions regarding the Company’s business, including resource allocations and performance assessments based on historical and future segment revenue, operating expenses, and operating income (loss) before interest and taxes.

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

Thirteen Weeks Ended March 29, 2025	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$43,283	$32,142	$9,048	$-	$84,473
Cost of services	31,080	25,957	5,458	-	62,495
Gross profit	12,203	6,185	3,590	-	21,978
Selling, general and administrative	8,311	4,741	1,919	-	14,971
Depreciation and amortization of property and equipment	160	212	52	-	424
Amortization of acquired intangible assets	-	-	-	-	-
Operating income	$3,732	$1,232	$1,619	$-	$6,583
Total assets as of March 29, 2025	$16,121	$47,485	$44,206	$13,180	$120,992
Property and equipment acquired	$35	$66	$54	$272	$427

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.   Segment Information (Continued)

Thirteen Weeks Ended March 30, 2024	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$38,182	$23,505	$10,252	$-	$71,939
Cost of services	27,108	18,003	6,461	-	51,572
Gross profit	11,074	5,502	3,791	-	20,367
Selling, general and administrative	7,490	4,173	2,536	-	14,199
Depreciation and amortization of property and equipment	104	145	38	-	287
Amortization of acquired intangible assets	-	-	45	-	45
Operating income	$3,480	$1,184	$1,172	$-	$5,836
Total assets as of March 30, 2024	$43,666	$50,579	$18,411	$7,827	$120,483
Property and equipment acquired	$107	$199	$14	$349	$669

The Company derives a majority of its revenue from offices in the United States. Revenues reported for each operating segment are all from external customers. The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Europe. Revenue by geographic area for the thirteen weeks ended March 29, 2025 and March 30, 2024 was as follows:

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Revenue
United States	$78,838	$66,851
Canada	1,916	1,469
Puerto Rico	1,607	2,001
Europe	2,112	1,618
Philippines	-	-
	$84,473	$71,939

Total assets by geographic area as of the reported periods were as follows:

	March 29, 2025	December 28, 2024
Total assets
United States	$113,367	$123,905
Canada	1,024	1,423
Puerto Rico	3,149	3,286
Europe	3,256	3,408
Philippines	196	55
	$120,992	$132,077

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.   Income Taxes

The Company recognized $1.7 million of income tax expense for the thirteen weeks ended March 29, 2025 as compared to $1.5 million for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 28.9% as compared to 26.9% for the comparable prior-year period.  The effective income tax rates for the thirteen weeks ended March 29, 2025, were approximately 29.3%, 26.7%, and 55.7% in the United States, Canada, and Europe, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income.  The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented.  The comparable prior-year period estimated income tax rates were 27.4%, 26.6%, and 14.7% in the United States, Canada, and Europe, respectively.  The primary reason for the increase in the consolidated and United States effective rates in the current period is due to increases to permanent tax differences in the United States. The high effective tax rate in Europe during the current period is due to a fixed tax benefit relative to a small pretax loss.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company. The actual 2025 effective tax rate may vary from the estimate depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, the vesting of share-based awards, and the amount of any permanent book to tax differences.

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

The Company is exposed to various asserted claims as of March 29, 2025, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of March 29, 2025, the Company has accrued $2.8 million for asserted claims.

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

The components of lease expense were as follows:

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024

Operating lease cost	$346	$333

Finance lease cost
Amortization of right of use assets	$181	$116
Interest on lease liabilities	20	-
Total finance lease cost	$201	$116

Supplemental Cash Flow information related to leases was as follows:

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$313	$332
Operating cash flows from finance leases	$22	$1
Financing cash flows from finance leases	$171	$116

Right of use assets obtained in exchange for lease obligations
Operating leases	$233	$602
Finance leases	-	-

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Leases (Continued)

Supplemental Balance Sheet information as of March 29, 2025 and December 28, 2024 related to leases was as follows:

	March 29, 2025	December 28, 2024
Operating leases
Operating lease right of use assets	$5,140	$5,174

Operating right of use liability - current	$(1,107)	$(1,046)
Operating right of use liability - non-current	(4,286)	(4,355)
Total operating lease liabilities	$(5,393)	$(5,401)

Finance leases
Property and equipment - (right of use assets)	$2,172	$2,172
Accumulated depreciation	(543)	(362)
Property and equipment, net	$1,629	$1,810

Finance lease liability - current	$(706)	$(698)
Finance lease liability - non-current	(932)	(1,112)
Total finance lease liabilities	$(1,638)	$(1,810)

Weighted average remaining lease term in years
Operating leases	4.17	4.41
Finance leases	2.25	2.50

Weighted average discount rate
Operating leases	6.37%	6.36%
Finance leases	4.88%	4.88%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2025 (After March 29, 2025)	$1,064	$580
2026	1,293	773
2027	1,099	387
2028	987	-
2029	650	-
Thereafter	1,168	-

Total lease payments	$6,261	$1,740
Less: imputed interest	(868)	(102)
Total	$5,393	$1,638

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A summary of our significant accounting policies is included in our Consolidated Financial Statements, Note 1, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 28, 2024. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 28, 2024.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended March 29, 2025 Compared to Thirteen Weeks Ended March 30, 2024

A summary of operating results for the thirteen weeks ended March 29, 2025 and March 30, 2024 is as follows (in thousands):

	March 29, 2025		March 30, 2024
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$84,473	100.0	$71,939	100.0
Cost of services	62,495	74.0	51,572	71.7
Gross profit	21,978	26.0	20,367	28.3

Selling, general and administrative	14,971	17.7	14,199	19.7
Depreciation and amortization of property and equipment	424	0.5	287	0.4
Amortization of acquired intangible assets	-	-	45	0.1
Operating costs and expenses	15,395	18.2	14,531	20.2

Operating income	6,583	7.8	5,836	8.1
Other expense, net	698	0.8	426	0.6

Income before income taxes	5,885	7.0	5,410	7.5
Income tax expense	1,699	2.0	1,458	2.0

Net income	$4,186	5.0	$3,952	5.5

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended March 29, 2025 and March 30, 2024 consisted of thirteen weeks each.

Revenue.  Revenue increased by $12.5 million for the thirteen weeks ended March 29, 2025 as compared to the thirteen weeks ended March 30, 2024 (the “comparable prior-year period”).  Revenue increased $5.1 million in the Specialty Health Care segment, increased $8.6 million in the Engineering segment and decreased $1.2 million in the Life Sciences, Data and Solutions segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit.  Cost of services increased by $10.9 million for the thirteen weeks ended March 29, 2025 as compared to the comparable prior-year period, primarily due to the increase in revenue. Cost of services as a percentage of revenue for the thirteen weeks ended March 29, 2025 and March 30, 2024 was 74.0% and 71.7%, respectively.  See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $15.0 million for the thirteen weeks ended March 29, 2025 as compared to $14.2 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 17.7% for the thirteen weeks ended March 29, 2025 and 19.7% for the comparable prior-year period.   See Segment Discussion for further information on SGA expense changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended March 29, 2025 Compared to Thirteen Weeks Ended March 30, 2024 (Continued)

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions.  Other expense, net increased by $0.3 million as compared to the comparable prior year period, primarily due to an increase in interest expense, net. Interest expense increased due to increased borrowing and increased interest rates.

Income Tax Expense.  The Company recognized $1.7 million of income tax expense for the thirteen weeks ended March 29, 2025 as compared to $1.5 million for the comparable prior-year period.  The consolidated effective income tax rate for the current period was 28.9% as compared to 26.9% for the comparable prior-year period.  The effective income tax rates for the thirteen weeks ended March 29, 2025, were approximately 29.3%, 26.7%, and 55.7% in the United States, Canada, and Europe, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income.  The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented.  The comparable prior-year period estimated income tax rates were 27.4%, 26.6%, and 14.7% in the United States, Canada, and Europe, respectively.  The primary reason for the increase in the consolidated and United States effective rates in the current period is due to increases to permanent tax differences in the United States. The high effective tax rate in Europe during the current period is due to a fixed tax benefit relative to a small pretax loss.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company. The actual 2025 effective tax rate may vary from the estimate depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, the vesting of share-based awards, and the amount of any permanent book to tax differences.

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $43.3 million for the thirteen weeks ended March 29, 2025, increased 13.4%, or $5.1 million, compared to the comparable prior-year period. The increase in revenue was driven by the Company’s school clients, offset by a decrease in revenue from the Company’s non-school clients. Revenue from school clients for the thirteen weeks ended March 29, 2025, was $37.3 million as compared to $31.9 million for the comparable prior-year period. Revenue from non-school clients for the thirteen weeks ended March 29, 2025, was $6.0 million as compared to $6.3 million for the comparable prior-year period. The decrease in non-school revenue was primarily driven by the reduction in revenue from a large long-term care group where the Company deliberately reduced services, which generated $0.5 million in the current period as compared to $1.1 million in the comparable prior-year period. Gross profit increased by 10.2%, or $1.1 million, to $12.2 million for the thirteen weeks ended March 29, 2025 as compared to $11.1 million in the comparable prior-year period. Gross profit increased due to an increase in revenue, offset by a decrease in gross profit margin. Gross profit margin for the thirteen weeks ended March 29, 2025, decreased to 28.2% compared to 29.0% for the comparable prior-year period. The decrease in gross profit margin was primarily attributed to a greater mix shift to lower-margin services. Specialty Health Care experienced operating income of $3.7 million for the thirteen weeks ended March 29, 2025, as compared to $3.5 million for the comparable prior-year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase in SGA expense to $8.3 million for the thirteen weeks ended March 29, 2025 compared to $7.5 million for the comparable prior-year period.  SGA expense increased primarily due to sales and recruiting infrastructure investments to support revenue growth.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended March 29, 2025 Compared to Thirteen Weeks Ended March 30, 2024 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $32.1 million for the thirteen weeks ended March 29, 2025, increased 36.7%, or $8.6 million, compared to the comparable prior-year period.  The increase in revenue included increases in Energy Services revenue of $3.2 million, Aerospace revenue of $4.0 million, and Industrial Processing revenue of $1.4 million.  Energy Services revenue increased primarily because of increased activity from EPC projects.  Aerospace revenue increased primarily due to expansion with new clients.  The Company believes the increase in Industrial Processing revenue was mainly due to the Company’s NEXT initiative. Gross profit increased by 12.4%, or $0.7 million, compared to the comparable prior-year period. Gross profit increased because of the increase in revenue, offset by a decrease in gross profit margin. The gross profit margin of 19.2% for the current period decreased from 23.4% for the comparable prior-year period. The decrease in gross profit margin was primarily due to a change in mix associated with EPC project revenue from the Energy Services group and Aerospace revenue. The Engineering segment experienced operating income of $1.2 million for both periods presented. The Engineering segment’s SGA expense of $4.7 million increased from $4.2 million, primarily due to a greater allocation of corporate SGA expense.

Life Sciences, Data and Solutions

Life Sciences, Data and Solutions revenue of $9.0 million for the thirteen weeks ended March 29, 2025, decreased 11.7%, or $1.2 million, compared to the comparable prior-year period.  The Company primarily attributes the decrease in revenue to the timing of large projects and a deemphasis of the Company’s legacy staffing business.  Gross profit of $3.6 million for the thirteen weeks ended March 29, 2025, decreased 5.3%, or $0.2 million, compared to $3.8 million for the comparable prior-year period. Gross profit decreased due to the decrease in revenue, offset by an increase in gross margin.  Gross profit margin for the thirteen weeks ended March 29, 2025, was 39.7% as compared to 37.0% for the comparable prior-year period. The Company attributes the gross profit margin increase to an emphasis on high margin project work.  The Life Sciences, Data and Solutions segment experienced operating income of $1.6 million for the thirteen weeks ended March 29, 2025 compared to $1.2 million for the comparable prior-year period.  The increase in operating income was primarily due a decrease in SGA expense of $0.6 million, offset by the decrease in gross profit.  The Life Sciences, Data and Solutions segment’s SGA expense of $1.9 million decreased from $2.5 million, primarily due to a deliberate effort to gain efficiency on SGA expense and a lower allocation of corporate SGA expense.

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

The following unaudited tables present the Company's GAAP net income and GAAP operating income and the corresponding adjustments used to calculate Adjusted operating income, EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted diluted net earnings per share for the thirteen weeks ended March 29, 2025 and March 30, 2024.

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
	(Unaudited)

GAAP operating income	$6,583	$5,836
Adjustments
Equity compensation	773	635
Adjusted operating income (non-GAAP)	$7,356	$6,471

GAAP net income	$4,186	$3,952
Income tax expense	1,699	1,458
Interest expense, net	651	478
Depreciation of property and equipment	424	287
Amortization of acquired intangible assets	-	45
EBITDA (non-GAAP)	$6,960	$6,220

Adjustments
Loss (gain) on foreign currency transactions	47	(52)
Equity compensation	773	635
Adjusted EBITDA (non-GAAP)	$7,780	$6,803

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Supplemental Operating Results on a Non-GAAP Basis (Continued)

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
	(Unaudited)

GAAP net income	$4,186	$3,952
Adjustments
Loss (gain) on foreign currency transactions	47	(52)
Equity compensation	773	635
Tax impact from normalized rate	(111)	(160)
Adjusted net income (non-GAAP)	$4,895	$4,375

GAAP diluted net earnings per share	$0.54	$0.48
Adjustments
Loss (gain) on foreign currency transactions	0.01	(0.01)
Equity compensation	0.10	0.08
Tax impact from normalized rate	(0.02)	(0.02)
Adjusted diluted net earnings per share (non-GAAP)	$0.63	$0.53

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Cash provided by (used in):
Operating activities	$16,660	$6,426
Investing activities	$(427)	$(669)
Financing activities	$(15,583)	$(9,714)

Operating Activities

Operating activities provided $16.7 million of cash for the thirteen weeks ended March 29, 2025 as compared to providing $6.4 million in the comparable prior-year period.  The major components of cash provided by operating activities in the thirteen weeks ended March 29, 2025 and the comparable prior-year period are as follows: net income, and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and accrued payroll and related costs, and deferred revenue.

For the thirteen weeks ended March 29, 2025, the Company experienced net income of $4.2 million compared to $3.9 million for the comparable prior-year period.  A decrease in accounts receivables in the thirteen weeks ended March 29, 2025, provided $9.6 million of cash compared to using $2.8 million in the comparable prior-year period. The Company primarily attributes this decrease in accounts receivables for the thirteen weeks ended March 29, 2025, to concentrated efforts to reduce its accounts receivable.

While highly variable, the Company’s transit accounts payable typically exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $12.2 million as of March 29, 2025 and a net payable of $16.6 million as of December 28, 2024, using $4.4 million of cash during the thirteen weeks ended March 29, 2025.  The net of transit accounts payable and transit accounts receivable was a net payable of $22.0 million as of March 30, 2024 and a net payable of $22.2 million as of December 30, 2023, using $0.2 million of cash during the thirteen weeks ended March 30, 2024.  The decrease to net transit payable as of March 29, 2025 was due to normal fluctuations associated with several large, multiyear EPC projects. In a typical EPC contract, the Company receives significant cash upfront to fund equipment procurement and construction subcontractors throughout the project.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Prepaid expenses and other current assets provided cash of $1.8 million for the thirteen weeks ended March 29, 2025 as compared to providing $0.1 million of cash for the comparable prior-year period. The Company typically attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets generally tend to increase at the end of a fiscal year and decrease during the first three quarters of the following fiscal year.

An increase in accounts payable and accrued expenses provided cash of $1.4 million for the thirteen weeks ended March 29, 2025 as compared to using $1.3 million for the comparable prior-year period.  The Company attributes these changes to typical fluctuations in the normal course of business.

Changes in accrued payroll and related costs provided $2.7 million for the thirteen weeks ended March 29, 2025 as compared to providing $1.0 million for the comparable prior-year period.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirty-nine weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year.  The Company’s last major payroll for the thirteen weeks ended March 29, 2025 was paid on March 21, 2025.

The Company’s deferred revenue balance as of March 29, 2025 was $4.5 million, compared to $4.2 million as of December 28, 2024, providing cash from operations of $0.3 million for the thirteen weeks ended March 29, 2025.  The increase was associated with upfront payments for future labor associated with the Company’s EPC contracts.

Investing Activities

Investing activities used $0.4 million for the purchase of property and equipment in the current period as compared to using $0.7 million in the comparable prior-year period. The primary reason for the decrease was the nearly completed implementation of the Company’s new ERP software system.

Financing Activities

Financing activities used $15.6 million of cash for the thirteen weeks ended March 29, 2025, compared to using $9.7 million in the comparable prior-year period.  The Company made net payments under its line of credit of $11.6 million during the thirteen weeks ended March 29, 2025 as compared to making net payments of $8.6 million in the comparable prior-year period.  The Company used $3.2 million to purchase shares of its common stock during the thirteen weeks ended March 29, 2025.  The Company did not purchase shares during the thirteen week period ended March 30, 2024.  During the thirteen weeks ended March 29, 2025, the Company used $0.9 million to retire shares of vested equity grants, the proceeds of which were used to pay withholding taxes upon the vesting of equity grants, as compared to using $1.3 million in the comparable prior year period. The Company generated cash of $0.3 million from sales of shares from its equity plans for both periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the thirteen weeks ended March 29, 2025 and March 30, 2024 were 6.0% and 6.8%, respectively.

All borrowings under the Fifth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of March 29, 2025, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of March 29, 2025 and December 28, 2024 were $23.4 million and $35.0 million, respectively. There were letters of credit outstanding at March 29, 2025 and December 28, 2024 for $7.3 million and $7.4 million, respectively. At March 29, 2025 and December 28, 2024, the Company had availability for additional borrowings under the Revolving Credit Facility of $34.3 million and $22.6 million, respectively.

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

The Company’s liquidity and capital resources as of March 29, 2025, included accounts receivable and total current asset balances of $68.4 million and $86.0 million, respectively. Current liabilities were $53.2 million as of March 29, 2025 and were exceeded by total current assets by $32.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Current Liquidity and Revolving Credit Facility (Continued)

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations. As of March 29, 2025, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

The Company is exposed to various asserted claims as of December 28, 2024, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of both December 28, 2024 and March 29, 2025, the Company had accrued $2.8 million for asserted claims.

In April 2022, a client of the Company’s Industrial Processing Group alleged that a system partially designed by the Company is not operating as intended and that the Company is responsible. The Company has not determined if it has any liability. In the event of liability, the Company believes its damages are contractually limited to an amount no higher than $3.3 million. Furthermore, the Company believes that if it were found liable, any damages would be covered by insurance, subject to a deductible of $0.5 million and maximum coverage of $5.0 million. While the client’s estimated damages are not known, the client has either inferred or asserted during settlement discussions that its damages significantly exceed the Company’s insurance coverage of $5 million. While the Company attempts to find a mutually agreeable solution, the Company has reserved $0.5 million for this project. The Company can give no assurance that its liability is limited to $3.3 million or that liability over $0.5 million, if any, will be covered by insurance.

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

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2025 (After March 29, 2025)	$1,064	$580
2026	1,293	773
2027	1,099	387
2028	987	-
2029	650	-
Thereafter	1,168	-

Total lease payments	$6,261	$1,740
Less: imputed interest	(868)	(102)
Total	$5,393	$1,638

Future Contingent Payments

As of March 29, 2025, the Company had one acquisition agreement whereby additional contingent consideration may be earned by the sellers: effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC. The Company estimates future contingent payments at December 28, 2024 as follows:

Total
Payable in fiscal 2025	$212
Thereafter	$0

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates.  The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of March 29, 2025.  Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of March 29, 2025, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Based on the Company’s variable-rate line of credit balances during the thirteen weeks ended March 29, 2025, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.4 million. The Company does not expect any material loss with respect to its investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

As of March 29, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended March 29, 2025, in our internal control over financial reporting (as defined in Rule 13a-15(f)under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See discussion of Contingencies in Note 15 to the Condensed Consolidated Financial Statements included in Item 1 of this report.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s business, see the risk factors discussed under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents the Company’s purchases of common stock completed during the first quarter of 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 29, 2024 - January 31, 2025	29,784	$19.27	29,784	$41,647,000
February 1, 2025 - February 28, 2025	37,912	$19.08	37,912	$40,923,000
March 1, 2025 - March 29, 2025	115,736	$16.32	115,736	$39,034,000
Total	183,432	$17.37	183,432

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None of the Company’s directors and officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 29, 2025.

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

RCM Technologies, Inc.
Date: May 8, 2025	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: May 8, 2025	By: /s/ Kevin D. Miller
Kevin D. Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)