Form 10-Q
period 2025-06-28
RCM TECHNOLOGIES, INC.
filed 2025-08-07
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

Common Stock, $0.05 par value, 7,410,510 shares outstanding as of August 6, 2025.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statement. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our having a significant portion of our condensed consolidated revenues contributed by a concentrated group of customers; credit and collection risks; our claim experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing, the healthcare industry, our workforce and the services that we provide, including state and local regulations pertaining to the taxability of our services and other labor-related matters such a minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 and Part II, Item 1A “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 28, 2025 and December 28, 2024

(In thousands, except share amounts)

	June 28,	December 28,
	2025	2024
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,472	$4,729
Accounts receivable and contract assets, net of provision for credit losses of $1,541 at June 28, 2025 and $1,570 at December 28, 2024	83,749	77,960
Transit accounts receivable	7,500	7,315
Prepaid expenses and other current assets	3,988	7,034
Total current assets	100,709	97,038

Property and equipment, net	7,433	7,368

Other assets:
Deposits	259	230
Deferred tax assets, foreign	135	120
Goodwill	22,147	22,147
Operating right of use asset	4,903	5,174
Total other assets	27,444	27,671

Total assets	$135,586	$132,077

Current liabilities:
Accounts payable and accrued expenses	$9,762	$13,369
Transit accounts payable	22,385	23,870
Accrued payroll and related costs	10,369	9,929
Finance lease payable	715	698
Income taxes payable	788	346
Operating lease liability	1,116	1,046
Contingent consideration from acquisitions	212	212
Deferred revenue	9,143	4,163
Total current liabilities	54,490	53,633

Deferred income taxes, net, domestic	4,526	4,526
Finance lease payable, net of current position	750	1,112
Operating lease liability, net of current position	4,019	4,355
Borrowings under line of credit	34,015	34,967
Total liabilities	97,800	98,593

Contingencies (note 15)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized;
17,928,284 shares issued and 7,390,385 shares outstanding at June 28, 2025 and 17,838,372 shares issued and 7,602,113 shares outstanding at December 28, 2024	896	890
Additional paid-in capital	120,088	118,845
Accumulated other comprehensive loss	(2,723)	(2,920)
Retained earnings (accumulated deficit)	2,033	(5,938)
Treasury stock, 10,537,899 shares at June 28, 2025 and
10,236,259 shares at December 28, 2024	(82,508)	(77,393)
Total stockholders’ equity	37,786	33,484

Total liabilities and stockholders’ equity	$135,586	$132,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Thirteen and Twenty-Six Weeks Ended June 28, 2025 and June 29, 2024

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Revenue	$78,166	$69,164	$162,639	$141,103
Cost of services	55,889	49,163	118,384	100,735
Gross profit	22,277	20,001	44,255	40,368

Operating costs and expenses
Selling, general and administrative	15,275	13,545	30,246	27,744
Depreciation and amortization of property and equipment	401	332	825	619
Amortization of acquired intangible assets	-	46	-	91
Potential stock issuance and financial transactions	-	259	-	259
Operating costs and expenses	15,676	14,182	31,071	28,713

Operating income	6,601	5,819	13,184	11,655

Other expense (income)
Interest expense and other, net	650	581	1,301	1,059
Loss (gain) on foreign currency transactions	279	(7)	326	(59)
Other expense, net	929	574	1,627	1,000

Income before income taxes	5,672	5,245	11,557	10,655
Income tax expense	1,887	1,483	3,586	2,941

Net income	$3,785	$3,762	$7,971	$7,714

Basic net earnings per share	$0.51	$0.48	$1.06	$0.98

Diluted net earnings per share	$0.50	$0.47	$1.04	$0.95

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Twenty-Six Weeks Ended June 28, 2025 and June 29, 2024 (Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024

Net income	$7,971	$7,714
Other comprehensive income (loss)	197	(95)
Comprehensive income	$8,168	$7,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Twenty-Six Weeks Ended June 28, 2025 and June 29, 2024

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 28, 2024	17,838,372	$890	$118,845	$(2,920)	$(5,938)	10,236,259	$(77,393)	$33,484
Issuance of stock under employee stock purchase plan	18,192	1	280	-	-	-	-	281
Equity compensation expense from awards issued	-	-	773	-	-	-	-	773
Purchase of treasury stock	-	-	-	-	-	183,432	(3,188)	(3,188)
Issuance of stock upon vesting of restricted share awards	116,401	6	(6)	-	-	-	-	-
Retirement of common shares withheld for taxes on equity compensation	(44,681)	(2)	(936)	-	-	-	-	(938)
Foreign currency translation adjustment	-	-	-	2	-	-	-	2
Net income	-	-	-	-	4,186	-	-	4,186

Balance, March 29, 2025	17,928,284	$895	$118,956	$(2,918)	$(1,752)	10,419,691	$(80,581)	$34,600
Equity compensation expense from awards issued	-	-	1,133	-	-	-	-	1,133
Purchase of treasury stock	-	-	-	-	-	118,208	(1,927)	(1,927)
Issuance of stock upon vesting of restricted share awards	-	1	(1)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	195	-	-	-	195
Net income	-	-	-	-	3,785	-	-	3,785

Balance, June 28, 2025	17,928,284	$896	$120,088	$(2,723)	$2,033	10,537,899	$(82,508)	$37,786

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Total
	Issued Shares	Amount				Shares	Amount

Balance, December 30, 2023	17,673,427	$882	$116,579	$(2,813)	$(19,265)	9,828,606	$(69,593)	$25,790
Issuance of stock under employee stock purchase plan	22,789	1	363	-	-	-	-	364
Equity compensation expense from awards issued	-	-	635	-	-	-	-	635
Issuance of stock upon vesting of restricted share awards	124,044	6	(6)	-	-	-	-	-
Retirement of common shares withheld for taxes on equity compensation	(44,567)	(2)	(1,315)	-	-	-	-	(1,317)
Foreign currency translation adjustment	-	-	-	(27)	-	-	-	(27)
Net income	-	-	-	-	3,952	-	-	3,952

Balance, March 30, 2024	17,775,693	$887	$116,256	$(2,840)	$(15,313)	9,828,606	$(69,593)	$29,397
Equity compensation expense from awards issued	-	-	752	-	-	-	-	752
Purchase of treasury stock	-	-	-	-	-	280,378	(5,391)	(5,391)
Foreign currency translation adjustment	-	-	-	(68)	-	-	-	(68)
Net income	-	-	-	-	3,762	-	-	3,762

Balance, June 29, 2024	17,775,693	$887	$117,008	$(2,908)	$(11,551)	10,108,984	$(74,984)	$28,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Twenty-Six Weeks Ended June 28, 2025 and June 29, 2024 (Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net income	$7,971	$7,714

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	825	710
Equity compensation expense from awards issued	1,906	1,387
Deferred income tax expense	(15)	97
Change in operating right of use assets	539	498
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(5,764)	3,826
Prepaid expenses and other current assets	3,040	(796)
Net of transit accounts receivable and payable	(1,671)	(746)
Accounts payable and accrued expenses	(3,381)	685
Accrued payroll and related costs	429	(1,486)
Operating lease liabilities	(535)	(458)
Income taxes payable	430	(187)
Deferred revenue	5,037	797
Deposits	(29)	110
Total adjustments and changes in operating assets and liabilities	811	4,437
Net cash provided by operating activities	8,782	12,151

Cash flows from investing activities:
Property and equipment acquired	(900)	(1,067)
Net cash used in investing activities	(900)	(1,067)

Cash flows from financing activities:
Net borrowings under line of credit	(951)	(6,934)
Issuance of stock for employee stock purchase plan	281	364
Payment of taxes on restricted share awards	(938)	(1,317)
Changes in finance lease obligations	(369)	(232)
Purchase of treasury stock	(5,115)	(5,391)
Net cash used in financing activities	(7,092)	(13,510)
Effect of exchange rate changes on cash and cash equivalents	(47)	(378)
Increase (decrease) in cash and cash equivalents	743	(2,804)
Cash and cash equivalents at beginning of period	4,729	6,284

Cash and cash equivalents at end of period	$5,472	$3,480

Supplemental cash flow information:
Cash paid for:
Interest	$1,367	$995
Income taxes	$1,406	$3,508

Non-cash financing activities:
Right of use assets in exchange for lease obligations	$268	$3,264

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

Results for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024 are not necessarily indicative of results that may be expected for the full year or any future period.

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

The following table presents our revenue disaggregated by revenue source for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Specialty Health Care:
Time and Material	$42,522	$36,612	$85,394	$74,416
Permanent Placement Services	300	320	711	698
Total Specialty Health Care	$42,822	$36,932	$86,105	$75,114

Engineering:
Time and Material	$15,006	$11,221	$29,513	$22,463
Fixed Fee	11,515	11,287	29,150	23,550
Total Engineering	$26,521	$22,508	$58,663	$46,013

Life Sciences, Data and Solutions:
Time and Material	$5,885	$7,690	$11,915	$16,823
Permanent Placement Services	115	38	186	111
Fixed Fee	2,823	1,996	5,770	3,042
Total Life Sciences, Data and Solutions	$8,823	$9,724	$17,871	$19,976
	$78,166	$69,164	$162,639	$141,103

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

Fixed Fee

From time to time and predominantly in our Engineering segment, the Company enters into contracts requiring the completion of specific deliverables. The Company has master services agreements with many of its customers that broadly define terms and conditions. Actual services performed under fixed fee arrangements are typically delivered under purchase orders that more specifically define terms and conditions related to that fixed fee project. While these master services agreements can often span several years, the Company’s fixed fee purchase orders are typically performed over six to nine month periods. In instances where project services are provided on a fixed-price basis, revenue is recorded in accordance with the terms of each contract. The Company recognizes revenue from performance obligations that are satisfied over time based on the Company’s efforts or inputs toward satisfying a performance obligation, relative to the total expected inputs to the satisfaction of such performance obligation. These inputs include the costs of equipment, installation, and labor, and milestones reached. From time-to-time, amounts paid in excess of revenue earned and recognized are recorded as deferred revenue. Some contracts also limit revenue and billings to specified maximum amounts. Provisions for contract losses, if any, are made in the period such losses are determined. For contracts where there is a specific deliverable and the work is not complete and the revenue is not recognized, the costs incurred are deferred as a prepaid asset. The associated costs are expensed when the related revenue is recognized.

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

Deferred Revenue

There was $9.1 million of deferred revenue as of June 28, 2025. Deferred revenue was $4.2 million as of December 28, 2024. Revenue is recognized when the service has been performed. Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence. For the thirteen weeks ended June 28, 2025 and June 29, 2024, the Company recognized revenue of $1.1 million and $1.4 million, respectively, that was included in deferred revenue at the beginning of the reporting period. For the twenty-six weeks ended June 28, 2025 and June 29, 2024, the Company recognized revenue of $4.2 million and $1.9 million, respectively, that was included in deferred revenue at the beginning of the reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.    Revenue Recognition (Continued)

Concentration

During the twenty-six weeks ended June 28, 2025, the Company had two customers exceed 10% of consolidated revenue, representing 22.5% and 13.1% of consolidated revenue, respectively. During the twenty-six weeks ended June 29, 2024, the Company had two customers exceed 10% of consolidated revenue, representing 21.7% and 11.9% of consolidated revenue, respectively. In both periods presented, the customers are included in the Company’s Specialty Health Care segment.

4.    Accounts Receivable, Transit Accounts Receivable, Contract Assets and Transit Accounts Payable

The Company’s accounts receivable and contract assets, net comprise the following:

	June 28, 2025	December 28, 2024
Billed	$54,082	$55,224
Unbilled	23,317	16,931
Contract assets	7,891	7,375
Provision for credit losses	(1,541)	(1,570)

Accounts receivable and contract assets, net	$83,749	$77,960

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers.  Accounts receivable and contract assets represent services where payment is only contingent on the passage of time. Billed receivables primarily represent revenue earned that has been invoiced to customers by the balance sheet date or shortly thereafter, and where the client will typically pay per agreed upon terms. Unbilled receivables primarily represent revenue earned whereby those services are ready to be billed as of the balance sheet date but have not yet been processed for invoicing. Contract assets primarily represents revenue earned under contracts which the Company contractually invoices at future dates per milestones based in the purchase order. These milestones are generally set as a convenience for the customer. Eventual payment is not contingent as the contracts associated with this revenue predominantly include terms that require payment for all services from the last invoice through the termination date.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

4.    Accounts Receivable, Transit Accounts Receivable, Contract Assets and Transit Accounts Payable (Cont'd)

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency, the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable,” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $7.5 million and related transit accounts payable was $22.4 million, for a net payable of $14.9 million, as of June 28, 2025. The transit accounts receivable was $7.3 million and related transit accounts payable was $23.9 million, for a net payable of $16.6 million, as of December 28, 2024.

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

Property and equipment comprise the following:

	June 28, 2025	December 28, 2024
Computers and systems	$9,227	$8,448
Equipment and furniture	349	306
Leasehold improvements	648	590
Laboratory equipment	206	196
	$10,430	$9,540

Less: accumulated depreciation and amortization	2,997	2,172

Property and equipment, net	$7,433	$7,368

The Company periodically writes off fully depreciated and amortized assets. The Company did not write off any fully depreciated and amortized assets during the twenty-six week period ended June 28, 2025. The Company wrote off fully depreciated and amortized assets of $19 during the twenty-six week period ended June 29, 2024. Depreciation and amortization expense of property and equipment for the thirteen weeks ended June 28, 2025 and June 29, 2024 was $401 and $332, respectively. Depreciation and amortization expense of property and equipment for the twenty-six weeks ended June 28, 2025 and June 29, 2024 was $825 and $619, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.    Acquisitions and Divestitures

Future Contingent Payments

As of June 28, 2025, the Company had one acquisition agreement whereby additional contingent consideration may be earned by the sellers: effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC. The Company estimates future contingent payments at June 28, 2025 as follows:

Total
Payable in fiscal 2025	$212
Thereafter	$0

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

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates. The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of June 28, 2025. Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in operating expense.

Potential future contingent payments for acquisitions after June 28, 2025 are capped at a cumulative maximum of $0.2 million. The Company did not pay contingent consideration during the twenty-six week periods ended June 28, 2025 and June 29, 2024.

7.    Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount. The Company reviewed industry and market conditions, reporting unit specific events as well as overall financial performance and determined that no indicators of impairment of goodwill existed during the twenty-six ended June 28, 2025. As such, no impairment loss on the Company’s intangible assets during the twenty-six weeks ended June 28, 2025 was recorded as a result of such review.

The carrying amount of goodwill as of June 28, 2025 and December 28, 2024 was as follows:

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

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin or (ii) the agent bank’s prime rate generally borrowed over shorter durations. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn. Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the twenty-six weeks ended June 28, 2025 and June 29, 2024 were 6.2% and 6.8%, respectively.

All borrowings under the Fifth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of June 28, 2025, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of June 28, 2025 and December 28, 2024 were $34.0 million and $35.0 million, respectively. There were letters of credit outstanding at June 28, 2025 and December 28, 2024 for $10.2 million and $7.4 million, respectively. At June 28, 2025 and December 28, 2024, the Company had availability for additional borrowings under the Revolving Credit Facility of $20.8 million and $22.6 million, respectively.

9.    Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share. The number of weighted-average shares used to calculate basic and diluted earnings per share for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024 was determined as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Basic weighted average shares outstanding	7,406,831	7,789,298	7,511,646	7,858,165
Dilutive effect of outstanding restricted share awards	130,956	166,645	138,626	219,884
Diluted weighted average shares outstanding	7,537,787	7,955,943	7,650,272	8,078,049

For all periods presented, there were no anti-dilutive shares included in the calculation of common stock equivalents as there were no stock options outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.    Per Share Data (Continued)

Unissued shares of common stock were reserved for the following purposes:

	June 28, 2025	December 28, 2024
Time-based restricted stock awards outstanding	234,020	289,421
Performance-based restricted stock awards outstanding	287,263	300,000
Future grants of options or shares	247,417	295,680
Shares reserved for employee stock purchase plan	233,927	252,119

Total	1,002,627	1,137,220

10.   Share-Based Compensation

At June 28, 2025, the Company had two share-based employee compensation plans, the Employee Stock Purchase Plan and the 2014 Omnibus Equity Compensation Plan.

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

Share-based compensation expense for the thirteen weeks ended June 28, 2025 and June 29, 2024 was $1,133 and $752, respectively. Share-based compensation expense for the twenty-six weeks ended June 28, 2025 and June 29, 2024 was $1,906 and $1,387, respectively. Share-based compensation expense for performance-based equity agreements was $1,257 and $665 for the for the twenty-six weeks ended June 28, 2025 and June 29, 2024, respectively. Share-based compensation expense is included in selling, general and administrative expense in the Company’s condensed consolidated statement of operations.

As of June 28, 2025, the Company had $8.1 million of total unrecognized compensation cost, with approximately $2.3 million related to time-based non-vested share-based awards outstanding and $5.8 million related to performance-based non-vested share-based awards outstanding. The Company expects to recognize the expense associated with time-based non-vested share-based awards through fiscal 2035. If earned, the Company will recognize the expense associated with performance-based non-vested share-based awards straight-line through fiscal 2030. These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions. The number of shares issued on December 30, 2024 (the first business day following the previous offering period) was 18,192. As of June 28, 2025, there were 233,927 shares available for issuance under the Purchase Plan. Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the twenty-six weeks ended June 28, 2025 and June 29, 2024 was $148 and $164, respectively.

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

All stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of June 28, 2025, there were no accrued dividends. Dividends for stock awards that ultimately do not vest are forfeited.

As of June 28, 2025, under the 2014 Plan, 234,020 time-based shares were outstanding, 287,263 performance-based restricted stock awards were outstanding and 247,417 shares were available for awards.

The intrinsic value of all equity grants for the twenty-six weeks ended June 28, 2025 and June 29, 2024 was $12.0 million and $13.7 million, respectively. These amounts are based on the equity price on the last trading day in the period presented.

Time-Based Restricted Stock Awards

From time-to-time the Company issues time-based restricted stock awards. The following summarizes the activity in the time-based restricted stock awards under the 2014 Plan during the twenty-six weeks ended June 28, 2025:

	Number of Time-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2024	289,421	$12.65
Granted	18,500	$16.26
Vested	(53,901)	$12.89
Forfeited or expired	(20,000)	$6.15
Outstanding non-vested at June 28, 2025	234,020	$13.43

Based on the closing price of the Company’s common stock of $23.11 per share on June 27, 2025 (the last trading day prior to June 28, 2025), the intrinsic value of the time-based non-vested restricted stock awards at June 28, 2025 was approximately $5.4 million. As of June 28, 2025, there was approximately $2.3 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock awards through fiscal 2035.

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

The following summarizes the activity in the performance-based restricted stock awards during the twenty-six weeks ended June 28, 2025:

	Number of Performance-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2024	300,000	$28.79
Granted	99,763	$16.20
Vested	(62,500)	$29.00
Forfeited or expired	(50,000)	$27.73
Outstanding non-vested at June 28, 2025	287,263	$24.55

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

Share-based compensation for performance-based equity agreement was $805 and $406 for the thirteen week periods ended June 28, 2025 and June 29, 2024, respectively. Share-based compensation for performance-based equity agreement was $1,257 and $665 for the twenty-six week periods ended June 28, 2025 and June 29, 2024, respectively.

There were no immediately vested share awards during the twenty-six weeks ended June 28, 2025 or June 29, 2024.

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

During the twenty-six weeks ended June 28, 2025, the Company purchased 301,640 shares at an average price of $16.89 per share. During the twenty-six weeks ended June 29, 2024, the Company purchased 280,378 shares at an average price of $19.20 per share. As of June 28, 2025, the Company had $37.1 million available for future treasury stock purchases.

The Company accrued $19 in excise tax associated with its Treasury Stock Repurchase Plan during the twenty-six weeks ended June 28, 2025. The Company accrued $11 in excise tax associated with its Treasury Stock Repurchase Plan during the twenty-six weeks ended June 29, 2024. Excise tax is recorded directly to additional paid-in capital.

During the twenty-six weeks ended June 28, 2025, the Company issued and retired 44,681 shares associated with equity grants that vested, the proceeds of which were used to fund payroll taxes associated the vested shares. During the twenty-six weeks ended June 29, 2024, the Company issued and retired 44,567 shares associated with equity grants that vested, the proceeds of which were used to fund payroll taxes associated the vested shares.

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

In the second quarter of 2025, the Company made certain revisions to the internal measurement of segment operating results for the purpose of evaluating segment performance and resource allocation. The revised segment reporting now presents corporate operating costs separately instead of allocating them to the operating segments. The revision was the result of a shift in the CODM’s more granular and independent focus on the now four segments. We have presented 2025 segment operating results herein using the new methodology and prior period disclosures have been revised to present results on a comparable basis.

The tables below summarize the results of operations and total assets by segment provided to the CODMs. Segment operating income (loss) includes selling, general, and administrative expenses directly attributable to that segment. The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Weeks Ended June 28, 2025	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$42,822	$26,521	$8,823	$-	$78,166
Cost of services	30,545	20,031	5,313	-	55,889
Gross profit	12,277	6,490	3,510	-	22,277
Selling, general and administrative	6,114	3,016	1,490	4,655	15,275
Depreciation and amortization of property and equipment	87	159	38	117	401
Operating income (loss)	$6,076	$3,315	$1,982	$(4,772)	$6,601
Total assets as of June 28, 2025	$48,201	$58,284	$16,492	$12,609	$135,586
Property and equipment acquired	$75	$176	$(3)	$225	$473

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.   Segment Information (Continued)

Thirteen Weeks Ended June 29, 2024	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$36,932	$22,508	$9,724	$-	$69,164
Cost of services	26,293	16,542	6,328	-	49,163
Gross profit	10,639	5,966	3,396	-	20,001
Selling, general and administrative	5,292	2,847	1,720	3,686	13,545
Depreciation and amortization of property and equipment	90	140	33	69	332
Amortization of acquired intangible assets	-	-	46	-	46
Costs associated with potential stock issuance	-	-	-	259	259
Operating income (loss)	$5,257	$2,979	$1,597	$(4,014)	$5,819
Total assets as of June 29, 2024	$40,236	$47,387	$20,390	$10,265	$118,278
Property and equipment acquired	$60	$45	$6	$287	$398

Twenty-Six Weeks Ended June 28, 2025	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$86,105	$58,663	$17,871	$-	$162,639
Cost of services	61,624	45,989	10,771	-	118,384
Gross profit	24,481	12,674	7,100	-	44,255
Selling, general and administrative	12,043	6,150	2,916	9,137	30,246
Depreciation and amortization of property and equipment	187	330	78	230	825
Operating income (loss)	$12,251	$6,194	$4,106	$(9,367)	$13,184
Total assets as of June 28, 2025	$48,201	$58,284	$16,492	$12,609	$135,586
Property and equipment acquired	$129	$242	$32	$497	$900

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.   Segment Information (Continued)

Twenty-Six Weeks Ended June 29, 2024	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$75,114	$46,013	$19,976	$-	$141,103
Cost of services	53,409	34,540	12,786	-	100,735
Gross profit	21,705	11,473	7,190	-	40,368
Selling, general and administrative	10,754	5,814	3,730	7,446	27,744
Depreciation and amortization of property and equipment	180	276	67	96	619
Amortization of acquired intangible assets	-	-	91	-	91
Costs associated with potential stock issuance	-	-	-	259	259
Operating income (loss)	$10,771	$5,383	$3,302	$(7,801)	$11,655
Total assets as of June 29, 2024	$40,236	$47,387	$20,390	$10,265	$118,278
Property and equipment acquired	$167	$244	$20	$636	$1,067

The Company derives a majority of its revenue from offices in the United States. Revenues reported for each operating segment are all from external customers. The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico, Europe and Philippines. Revenue by geographic area for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue
United States	$73,226	$63,569	$152,064	$130,420
Canada	1,943	1,618	3,859	3,087
Puerto Rico	1,544	2,019	3,151	4,020
Europe	1,453	1,958	3,565	3,576
Philippines	-	-	-	-
	$78,166	$69,164	$162,639	$141,103

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.   Segment Information (Continued)

Total assets by geographic area as of the reported periods were as follows:

	June 28, 2025	December 28, 2024
Total assets
United States	$125,880	$123,905
Canada	1,543	1,423
Puerto Rico	2,921	3,286
Europe	5,025	3,408
Philippines	217	55
	$135,586	$132,077

14.   Income Taxes

The Company recognized $3.6 million of income tax expense for the twenty-six weeks ended June 28, 2025 as compared to $2.9 million for the comparable prior-year period. The consolidated effective income tax rate for the current period was 31.0% as compared to 27.6% for the comparable prior-year period. The effective income tax rates for the twenty-six weeks ended June 28, 2025, were approximately 31.7%, 25.1%, and 11.8% in the United States, Canada, and Europe, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income. The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The comparable prior-year period estimated income tax rates were 28.3%, 26.8%, and 15.4% in the United States, Canada, and Europe, respectively. The primary reason for the increase in the consolidated and United States effective rates in the current period is due to increases to permanent tax differences in the United States. The low effective tax rate in Europe during the current period is due to a fixed tax benefit relative to a small pretax loss.

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

The One Big Beautiful Bill Act (OBBBA) was signed on July 4, 2025. The Company does not expect the OBBBA to have a material impact on its tax position.

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

The Company is exposed to various asserted claims as of June 28, 2025, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of June 28, 2025, the Company has accrued $1.1 million for asserted claims.

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

The components of lease expense were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Operating lease cost	$349	$352	$695	$685

Finance lease cost
Amortization of right of use assets	$181	$116	$362	$232
Interest on lease liabilities	18	-	$38	-
Total finance lease cost	$199	$116	$400	$232

Supplemental Cash Flow information related to leases was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$363	$230	$676	$562
Operating cash flows from finance leases	$20	-	$42	$1
Financing cash flows from finance leases	$174	$117	$345	$233

Right of use assets obtained in exchange for lease obligations
Operating leases	$35	$2,662	$268	$3,264
Finance leases	-	-	-	-

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Leases (Continued)

Supplemental Balance Sheet information as of June 28, 2025 and December 28, 2024 related to leases was as follows:

	June 28, 2025	December 28, 2024
Operating leases
Operating lease right of use assets	$4,903	$5,174

Operating right of use liability - current	$(1,116)	$(1,046)
Operating right of use liability - non-current	(4,019)	(4,355)
Total operating lease liabilities	$(5,135)	$(5,401)

Finance leases
Property and equipment - (right of use assets)	$2,172	$2,172
Accumulated depreciation	(724)	(362)
Property and equipment, net	$1,448	$1,810

Finance lease liability - current	$(715)	$(698)
Finance lease liability - non-current	(750)	(1,112)
Total finance lease liabilities	$(1,465)	$(1,810)

Weighted average remaining lease term in years
Operating leases	3.94	4.41
Finance leases	2.00	2.50

Weighted average discount rate
Operating leases	6.36%	6.36%
Finance leases	4.88%	4.88%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2025 (After June 28, 2025)	$710	$387
2026	1,306	773
2027	1,112	387
2028	991	-
2029	650	-
Thereafter	1,168	-

Total lease payments	$5,937	$1,547
Less: imputed interest	(802)	(82)
Total	$5,135	$1,465

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recently Issued Accounting Pronouncements

A discussion of the recently issued accounting pronouncements is set forth in Note 12, New Accounting Standards and Updates from the Securities and Exchange Commission, in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended June 28, 2025 Compared to Thirteen Weeks Ended June 29, 2024

A summary of operating results for the thirteen weeks ended June 28, 2025 and June 29, 2024 is as follows (in thousands):

	June 28, 2025		June 29, 2024
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$78,166	100.0	$69,164	100.0
Cost of services	55,889	71.5	49,163	71.1
Gross profit	22,277	28.5	20,001	28.9

Selling, general and administrative	15,275	19.6	13,545	19.6
Depreciation and amortization of property and equipment	401	0.5	332	0.4
Amortization of acquired intangible assets	-	-	46	0.1
Potential stock issuance and financing transactions	-	-	259	0.4
Operating costs and expenses	15,676	20.1	14,182	20.5

Operating income	6,601	8.4	5,819	8.4
Other expense, net	929	1.1	574	0.8

Income before income taxes	5,672	7.3	5,245	7.6
Income tax expense	1,887	2.5	1,483	2.1

Net income	$3,785	4.8	$3,762	5.5

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended June 28, 2025 and June 29, 2024 consisted of thirteen weeks each.

Revenue. Revenue increased by $9.0 million for the thirteen weeks ended June 28, 2025 as compared to the thirteen weeks ended June 29, 2024 (the “comparable prior-year period”). Revenue increased $5.9 million in the Specialty Health Care segment, increased $4.0 million in the Engineering segment and decreased $0.9 million in the Life Sciences, Data and Solutions segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit. Cost of services increased by $6.7 million for the thirteen weeks ended June 28, 2025 as compared to the comparable prior-year period, primarily due to the increase in revenue. Cost of services as a percentage of revenue for the thirteen weeks ended June 28, 2025 and June 29, 2024 was 71.5% and 71.1%, respectively. See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative. Selling, general and administrative (“SGA”) expenses were $15.3 million for the thirteen weeks ended June 28, 2025 as compared to $13.5 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 19.6% for both the thirteen weeks ended June 28, 2025 and the comparable prior-year period. See Segment Discussion for further information on SGA expense changes.

In the thirteen weeks ended June 29, 2024, the Company filed a Registration Statement on Form S-3 (the Registration Statement) with the Securities and Exchange Commission for an offering of up to $100.0 million of various securities. The Company also entered an At Market Issuance Sales Agreement under which the Company may sell, under the Registration Statement, up to $50.0 million worth of shares of the Company’s common stock. The Company incurred total expenses of $259 related to these transactions. The Company did not incur any similar costs during the thirteen weeks ended June 28, 2025.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended June 28, 2025 Compared to Thirteen Weeks Ended June 29, 2024 (Continued)

Other Expense, Net. Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions. Other expense, net increased by $0.4 million as compared to the comparable prior year period, due to an increase in interest expense, net of $0.1 million and an increase to losses on foreign currency transactions of $0.3 million. Interest expense increased due to increased borrowing and increased interest rates.

Income Tax Expense. The Company recognized $1.9 million of income tax expense for the thirteen weeks ended June 28, 2025 as compared to $1.5 million for the comparable prior-year period. The consolidated effective income tax rate for the current period was 33.3% as compared to 28.3% for the comparable prior-year period. The effective income tax rates for the thirteen weeks ended June 28, 2025, were approximately 34.0%, 23.7, and 8.5% in the United States, Canada, and Europe, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income. The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The comparable prior-year period estimated income tax rates were 29.3%, 26.9%, and 15.7% in the United States, Canada, and Europe, respectively. The primary reason for the increase in the consolidated and United States effective rates in the current period is due to increases to permanent tax differences in the United States. The low effective tax rate in Europe during the current period is due to a fixed tax benefit relative to a small pretax loss.

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

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $42.8 million for the thirteen weeks ended June 28, 2025, increased 15.9%, or $5.9 million, compared to the comparable prior-year period. The increase in revenue was driven by the Company’s school clients, offset by a decrease in revenue from the Company’s non-school clients. Revenue from school clients for the thirteen weeks ended June 28, 2025, was $37.2 million as compared to $30.7 million for the comparable prior-year period. The increase to revenue from school contracts was driven by both existing and new clients. Revenue from non-school clients for the thirteen weeks ended June 28, 2025, was $5.6 million as compared to $6.2 million for the comparable prior-year period. The decrease in non-school revenue was primarily driven by the reduction in revenue from a large long-term care group where the Company deliberately reduced services, which generated $0.4 million in the current period as compared to $0.8 million in the comparable prior-year period. Gross profit increased by 15.4%, or $1.6 million, to $12.3 million for the thirteen weeks ended June 28, 2025 as compared to $10.6 million in the comparable prior-year period. Gross profit increased due to an increase in revenue, offset by a decrease in gross profit margin. Gross profit margin for the thirteen weeks ended June 28, 2025, decreased to 28.7% compared to 28.8% for the comparable prior-year period. The decrease in gross profit margin was primarily attributed to normal quarterly fluctuations. Specialty Health Care experienced operating income of $6.1 million for the thirteen weeks ended June 28, 2025, as compared to $5.3 million for the comparable prior-year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase in SGA expense to $6.1 million for the thirteen weeks ended June 28, 2025 compared to $5.3 million for the comparable prior-year period. SGA expense increased primarily due to sales and recruiting infrastructure investments to support revenue growth and new school contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended June 28, 2025 Compared to Thirteen Weeks Ended June 29, 2024 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $26.5 million for the thirteen weeks ended June 28, 2025, increased 17.8%, or $4.0 million, compared to the comparable prior-year period. The increase in revenue included increases in Energy Services revenue of $0.2 million and Aerospace revenue of $4.4 million, offset by a decrease in Industrial Processing revenue of $0.6 million. Energy Services revenue increased primarily because of increased activity from EPC (Engineering, Procurement and Construction Management) projects. Aerospace revenue increased primarily due to expansion with new clients. The Company believes the decrease in Industrial Processing revenue was mainly due to normal fluctuations. Gross profit increased by 8.8%, or $0.5 million, compared to the comparable prior-year period. Gross profit increased due to the increase in revenue, offset by a decline in the gross profit margin. The gross profit margin of 24.5% for the current period decreased from 26.5% for the comparable prior-year period. The decrease in gross profit margin was primarily due to a change in mix associated with EPC project revenue from the Energy Services group and the increase in lower-margin Aerospace revenue. The Engineering segment experienced operating income of $3.3 million as compared to $3.0 million for the comparable prior year period. The increase in operating income was due to an increase in gross profit, offset by an increase in SGA expense. The Engineering segment’s SGA expense of $3.0 million increased from $2.8 million, primarily due to expense associated with higher revenue.

Life Sciences, Data and Solutions

Life Sciences, Data and Solutions revenue of $8.8 million for the thirteen weeks ended June 28, 2025, decreased 9.3%, or $0.9 million, compared to the comparable prior-year period. The Company primarily attributes the decrease in revenue to the timing of large projects and a deemphasis of the Company’s legacy staffing business. Gross profit of $3.5 million for the thirteen weeks ended June 28, 2025, increased 3.4%, or $0.1 million, compared to $3.4 million for the comparable prior-year period. Gross profit increased due to an increase in gross margin, offset by the decrease in revenue. Gross profit margin for the thirteen weeks ended June 28, 2025, was 39.8% as compared to 34.9% for the comparable prior-year period. The Company attributes the gross profit margin increase to an emphasis on high-margin project work. The Life Sciences, Data and Solutions segment experienced operating income of $2.0 million for the thirteen weeks ended June 28, 2025 compared to $1.6 million for the comparable prior-year period. The increase in operating income was due to a decrease in SGA expense of $0.2 million and the increase in gross profit. The Life Sciences, Data and Solutions segment’s SGA expense of $1.5 million decreased from $1.7 million, primarily due to a deliberate effort to gain efficiency on SGA expense.

Corporate

The Company’s corporate SGA expense includes but is not limited to the following costs: public company related, executive compensation, board compensation, directors and officers insurance, SAP ERP infrastructure, numerous centralized functions including accounting and financial management, information technology and cyber security infrastructure, payroll, billing, accounts receivables, and marketing. The corporate segment team primarily operates out of the United States, with limited operations in Serbia and the Philippines. Corporate SGA expense was $4.7 million for the thirteen weeks ended June 28, 2025 as compared to $3.7 million for the comparable prior year period, increasing by $1.0 million. The increase was primarily caused by increases of $0.3 million for medical costs, $0.3 million for executive equity compensation, $0.2 million for software technology, and other general inflationary pressures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Weeks Ended June 28, 2025 Compared to Twenty-Six Weeks Ended June 29, 2024

A summary of operating results for the twenty-six weeks ended June 28, 2025 and June 29, 2024 is as follows (in thousands):

	June 28, 2025		June 29, 2024
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$162,639	100.0	$141,103	100.0
Cost of services	118,384	72.8	100,735	71.4
Gross profit	44,255	27.2	40,368	28.6

Selling, general and administrative	30,246	18.6	27,744	19.8
Depreciation and amortization of property and equipment	825	0.5	619	0.4
Amortization of acquired intangible assets	-	-	91	0.1
Potential stock issuance and financing transactions	-	-	259	0.1
Operating costs and expenses	31,071	19.1	28,713	20.4

Operating income	13,184	8.1	11,655	8.2
Other expense, net	1,627	1.0	1,000	0.7

Income before income taxes	11,557	7.1	10,655	7.5
Income tax expense	3,586	2.2	2,941	2.0

Net income	$7,971	4.9	$7,714	5.5

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended June 28, 2025 and June 29, 2024 consisted of twenty-six weeks each.

Revenue. Revenue increased by $21.5 million for the twenty-six weeks ended June 28, 2025 as compared to the twenty-six weeks ended June 29, 2024 (the “comparable prior-year period”). Revenue increased $11.0 million in the Specialty Health Care segment, increased $12.6 million in the Engineering segment and decreased $2.1 million in the Life Sciences, Data and Solutions segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit. Cost of services increased by $17.6 million for the twenty-six weeks ended June 28, 2025 as compared to the comparable prior-year period, primarily due to the increase in revenue. Cost of services as a percentage of revenue for the twenty-six weeks ended June 28, 2025 and June 29, 2024 was 72.8% and 71.4%, respectively. See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative. Selling, general and administrative (“SGA”) expenses were $30.2 million for the twenty-six weeks ended June 28, 2025 as compared to $27.7 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 18.6% for the twenty-six weeks ended June 28, 2025 and 19.8% for the comparable prior-year period. See Segment Discussion for further information on SGA expense changes.

In the twenty-six weeks ended June 29, 2024, the Company filed a Registration Statement on Form S-3 (the Registration Statement) with the Securities and Exchange Commission for an offering of up to $100.0 million of various securities. The Company also entered an At Market Issuance Sales Agreement under which the Company may sell, under the Registration Statement, up to $50.0 million worth of shares of the Company’s common stock. The Company incurred total expenses of $259 related to these transactions. The Company did not incur any similar costs during the twenty-six weeks ended June 28, 2025.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Weeks Ended June 28, 2025 Compared to Twenty-Six Weeks Ended June 29, 2024 (Continued)

Other Expense, Net. Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions. Other expense, net increased by $0.6 million as compared to the comparable prior year period, due to an increase in interest expense, net of $0.2 million and an increase to losses on foreign currency transactions of $0.4 million. Interest expense increased due to increased borrowing and increased interest rates.

Income Tax Expense. The Company recognized $3.6 million of income tax expense for the twenty-six weeks ended June 28, 2025 as compared to $2.9 million for the comparable prior-year period. The consolidated effective income tax rate for the current period was 31.0% as compared to 27.6% for the comparable prior-year period. The effective income tax rates for the twenty-six weeks ended June 28, 2025, were approximately 31.7%, 25.1%, and 11.8% in the United States, Canada, and Europe, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income. The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The comparable prior-year period estimated income tax rates were 28.3%, 26.8%, and 15.4% in the United States, Canada, and Europe, respectively. The primary reason for the increase in the consolidated and United States effective rates in the current period is due to increases to permanent tax differences in the United States. The low effective tax rate in Europe during the current period is due to a fixed tax benefit relative to a small pretax loss.

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

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $86.1 million for the twenty-six weeks ended June 28, 2025, increased 14.6%, or $11.0 million, compared to the comparable prior-year period. The increase in revenue was driven by the Company’s school clients, offset by a decrease in revenue from the Company’s non-school clients. Revenue from school clients for the twenty-six weeks ended June 28, 2025, was $74.5 million as compared to $62.7 million for the comparable prior-year period. The increase to revenue from school contracts was driven by both existing and new clients. Revenue from non-school clients for the twenty-six weeks ended June 28, 2025, was $11.6 million as compared to $12.4 million for the comparable prior-year period. The decrease in non-school revenue was primarily driven by the reduction in revenue from a large long-term care group where the Company deliberately reduced services, which generated $0.9 million in the current period as compared to $2.0 million in the comparable prior-year period. Gross profit increased by 12.8%, or $2.8 million, to $24.5 million for the twenty-six weeks ended June 28, 2025 as compared to $21.7 million in the comparable prior-year period. Gross profit increased due to an increase in revenue, offset by a decrease in gross profit margin. Gross profit margin for the twenty-six weeks ended June 28, 2025, decreased to 28.4% compared to 28.9% for the comparable prior-year period. The decrease in gross profit margin was primarily attributed to a greater mix shift to lower-margin services. Specialty Health Care experienced operating income of $12.3 million for the twenty-six weeks ended June 28, 2025, as compared to $10.8 million for the comparable prior-year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase in SGA expense to $12.0 million for the twenty-six weeks ended June 28, 2025 compared to $10.8 million for the comparable prior-year period. SGA expense increased primarily due to sales and recruiting infrastructure investments to support revenue growth.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Weeks Ended June 28, 2025 Compared to Twenty-Six Weeks Ended June 29, 2024 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $58.7 million for the twenty-six weeks ended June 28, 2025, increased 27.5%, or $12.6 million, compared to the comparable prior-year period. The increase in revenue included increases in Energy Services revenue of $3.4 million, Aerospace revenue of $8.4 million, and Industrial Processing revenue of $0.9 million. Energy Services revenue increased primarily because of increased activity from EPC projects. Aerospace revenue increased primarily due to expansion with new clients. The Company believes the increase in Industrial Processing revenue was mainly due to normal fluctuation in project revenue. Gross profit increased by 10.5%, or $1.2 million, compared to the comparable prior-year period. Gross profit increased due to the increase in revenue, offset by a decline in the gross profit margin. The gross profit margin of 21.6% for the current period decreased from 24.9% for the comparable prior-year period. The decrease in gross profit margin was primarily due to a change in mix associated with EPC project revenue from the Energy Services group and Aerospace revenue. The Engineering segment experienced operating income of $6.2 million as compared to $5.4 million for the comparable prior year period. Operating income increased due to the increase in gross profit, offset by an increase in SGA expense.  The Engineering segment’s SGA expense of $6.2 million increased from $5.8 million, primarily due to expense associated with efforts to grow revenue and gross profit.

Life Sciences, Data and Solutions

Life Sciences, Data and Solutions revenue of $17.9 million for the twenty-six weeks ended June 28, 2025, decreased 10.5%, or $2.1 million, compared to the comparable prior-year period. The Company primarily attributes the decrease in revenue to the timing of large projects and a deemphasis on the Company’s legacy staffing business. Gross profit of $7.1 million for the twenty-six weeks ended June 28, 2025, decreased 1.3%, or $0.1 million, compared to $7.2 million for the comparable prior-year period. Gross profit decreased due to the decrease in revenue, offset by an increase in gross margin. Gross profit margin for the twenty-six weeks ended June 28, 2025, was 39.7% as compared to 36.0% for the comparable prior-year period. The Company attributes the gross profit margin increase to an emphasis on high-margin project work. The Life Sciences, Data and Solutions segment experienced operating income of $4.1 million for the twenty-six weeks ended June 28, 2025 compared to $3.3 million for the comparable prior-year period. The increase in operating income was primarily due a decrease in SGA expense from $2.9 million for the twenty-six weeks ended June 28, 2025 as compared to $3.7 million in the comparable prior year period, offset by the decrease in gross profit.

Corporate

The Company’s corporate SGA expense includes but is not limited to the following costs: public company related, executive compensation, board compensation, directors and officers insurance, SAP ERP infrastructure, numerous centralized functions including accounting and financial management, information technology and cyber security infrastructure, payroll, billing, accounts receivables, and marketing. The corporate segment team primarily operates out of the United States, with limited operations in Serbia and the Philippines. Corporate SGA expense was $9.1 million for the twenty-six weeks ended June 28, 2025 as compared to $7.4 million for the comparable prior year period, increasing by $1.7 million. The increase was primarily caused by increases of $0.3 million for increased medical costs, $0.5 million for executive equity compensation, $0.4 million for software technology, and other general inflationary pressures.

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

The following unaudited tables present the Company's GAAP net income and GAAP operating income and the corresponding adjustments used to calculate Adjusted operating income, EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted diluted net earnings per share for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

GAAP operating income	$6,601	$5,819	$13,184	$11,655
Adjustments
Potential stock issuance and financing transactions	-	259	-	259
Equity compensation	1,133	752	1,906	1,387
Adjusted operating income (non-GAAP)	$7,734	$6,830	$15,090	$13,301

GAAP net income	$3,785	$3,762	$7,971	$7,714
Income tax expense	1,887	1,483	3,586	2,941
Interest expense, net	650	581	1,301	1,059
Depreciation of property and equipment	401	332	825	619
Amortization of acquired intangible assets	-	46	-	91
EBITDA (non-GAAP)	$6,723	$6,204	$13,683	$12,424

Adjustments
Potential stock issuance and financing transactions	-	259	-	259
Loss (gain) on foreign currency transactions	279	(7)	326	(59)
Equity compensation	1,133	752	1,906	1,387
Adjusted EBITDA (non-GAAP)	$8,135	$7,208	$15,915	$14,011

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Supplemental Operating Results on a Non-GAAP Basis (Continued)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

GAAP net income	$3,785	$3,762	$7,971	$7,714
Adjustments
Potential stock issuance and financing transactions	-	259	-	259
Loss (gain) on foreign currency transactions	279	(7)	326	(59)
Equity compensation	1,133	752	1,906	1,387
Tax impact from normalized rate	(26)	(204)	(137)	(364)
Adjusted net income (non-GAAP)	$5,171	$4,562	$10,066	$8,937

GAAP diluted net earnings per share	$0.50	$0.47	$1.04	$0.95
Adjustments
Potential stock issuance and financing transactions	-	$0.03	-	$0.03
Loss (gain) on foreign currency transactions	$0.04	-	$0.05	-
Equity compensation	$0.15	$0.09	$0.25	$0.17
Tax impact from normalized rate	$-	$(0.02)	$(0.02)	$(0.04)
Adjusted diluted net earnings per share (non-GAAP)	$0.69	$0.57	$1.32	$1.11

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024
Cash provided by (used in):
Operating activities	$8,782	$12,151
Investing activities	$(900)	$(1,067)
Financing activities	$(7,092)	$(13,510)

Operating Activities

Operating activities provided $8.7 million of cash for the twenty-six weeks ended June 28, 2025 as compared to providing $12.2 million in the comparable prior-year period. The major components of cash provided by operating activities in the twenty-six weeks ended June 28, 2025 and the comparable prior-year period are as follows: net income, and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, accrued expenses and accrued payroll and related costs, and deferred revenue.

For the twenty-six weeks ended June 28, 2025, the Company experienced net income of $8.0 million compared to $7.7 million for the comparable prior-year period. An increase in accounts receivables and contract assets in the twenty-six weeks ended June 28, 2025, used $5.8 million of cash compared to providing $3.8 million in the comparable prior-year period. The Company primarily attributes this increase in accounts receivables for the twenty-six weeks ended June 28, 2025, to normal fluctuations in the Company’s EPC projects and procedural delays in payment from two of the Company’s school clients in its Healthcare segment.

While highly variable, the Company’s transit accounts payable typically exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business. The net of transit accounts payable and transit accounts receivable was a net payable of $14.9 million as of June 28, 2025 and a net payable of $16.6 million as of December 28, 2024, using $1.7 million of cash during the twenty-six weeks ended June 28, 2025. The net of transit accounts payable and transit accounts receivable was a net payable of $21.5 million as of June 29, 2024 and a net payable of $22.2 million as of December 30, 2023, using $0.7 million of cash during the twenty-six weeks ended June 29, 2024. The decrease to net transit payable as of June 28, 2025 was due to normal fluctuations associated with several large, multiyear EPC projects. In a typical EPC contract, the Company receives significant cash upfront to fund equipment procurement and construction subcontractors throughout the project.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Prepaid expenses and other current assets provided cash of $3.0 million for the twenty-six weeks ended June 28, 2025 as compared to using $0.8 million of cash for the comparable prior-year period. The Company typically attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets generally tend to increase at the end of a fiscal year and decrease during the first three quarters of the following fiscal year.

A decrease in accounts payable and accrued expenses used cash of $3.4 million for the twenty-six weeks ended June 28, 2025 as compared to providing $0.7 million for the comparable prior-year period. The Company attributes these changes to typical fluctuations in the normal course of business and a reduction in its litigation accrual by $1.4 million.

Changes in accrued payroll and related costs provided $0.4 million for the twenty-six weeks ended June 28, 2025 as compared to using $1.5 million for the comparable prior-year period. There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year. A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year. The Company’s last major payroll for the twenty-six weeks ended June 28, 2025 was paid on June 27, 2025.

The Company’s deferred revenue balance as of June 28, 2025 was $9.1 million, compared to $4.1 million as of December 28, 2024, providing cash from operations of $5.0 million for the twenty-six weeks ended June 28, 2025. The increase was associated with upfront payments for future labor associated with the Company’s EPC contracts.

Investing Activities

Investing activities used $0.9 million for the purchase of property and equipment in the current period as compared to using $1.1 million in the comparable prior-year period. The primary reason for the decrease was the nearly completed implementation of the Company’s new ERP software system.

Financing Activities

Financing activities used $7.1 million of cash for the twenty-six weeks ended June 28, 2025, compared to using $13.5 million in the comparable prior-year period. The Company made net payments under its line of credit of $1.0 million during the twenty-six weeks ended June 28, 2025 as compared to making net payments of $6.9 million in the comparable prior-year period. The Company used $5.1 million to purchase shares of its common stock during the twenty-six weeks ended June 28, 2025 as compared to using $5.4 million during the twenty-six week period ended June 29, 2024. During the twenty-six weeks ended June 28, 2025, the Company used $0.9 million to retire shares of vested equity grants, the proceeds of which were used to pay withholding taxes upon the vesting of equity grants, as compared to using $1.3 million in the comparable prior year period. The Company generated cash of $0.3 million from sales of shares from its equity plans for the current period and $0.4 million for the comparable prior-year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin or (ii) the agent bank’s prime rate generally borrowed over shorter durations. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn. Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the twenty-six weeks ended June 28, 2025 and June 29, 2024 were 6.2% and 6.8%, respectively.

All borrowings under the Fifth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of June 28, 2025, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of June 28, 2025 and December 28, 2024 were $34.0 million and $35.0 million, respectively. There were letters of credit outstanding at June 28, 2025 and December 28, 2024 for $10.2 million and $7.4 million, respectively. At June 28, 2025 and December 28, 2024, the Company had availability for additional borrowings under the Revolving Credit Facility of $20.8 million and $22.6 million, respectively.

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

The Company’s liquidity and capital resources as of June 28, 2025, included accounts receivable and contract assets and total current asset balances of $83.7 million and $100.7 million, respectively. Current liabilities were $54.5 million as of June 28, 2025 and were exceeded by total current assets by $46.2 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations. As of June 28, 2025, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

The Company is exposed to various asserted claims as of June 28, 2025, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of June 28, 2025, the Company had accrued $1.1 million for asserted claims.

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

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2025 (After June 28, 2025)	$710	$387
2026	1,306	773
2027	1,112	387
2028	991	-
2029	650	-
Thereafter	1,168	-

Total lease payments	$5,937	$1,547
Less: imputed interest	(802)	(82)
Total	$5,135	$1,465

Future Contingent Payments

As of June 28, 2025, the Company had one acquisition agreement whereby additional contingent consideration may be earned by the sellers: effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC. The Company estimates future contingent payments at June 28, 2025 as follows:

Total
Payable in fiscal 2025	$212
Thereafter	$0

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates. The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of June 28, 2025. Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of June 28, 2025, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Based on the Company’s variable-rate line of credit balances during the twenty-six weeks ended June 28, 2025, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.4 million. The Company does not expect any material loss with respect to its investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

As of June 28, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended June 28, 2025, in our internal control over financial reporting (as defined in Rule 13a-15(f)under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents the Company’s purchases of common stock completed during the second quarter of 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 30, 2025 - April 30, 2025	110,672	$16.05	110,672	$37,258,000
May 1, 2025 - May 31, 2025	7,536	$17.57	7,536	$37,126,000
June 1, 2025 - June 28, 2025	-	-	-	$37,126,000
Total	118,208	$16.14	118,208

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None of the Company’s directors and officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 28, 2025.

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

RCM Technologies, Inc.
Date: August 7, 2025	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: August 7, 2025	By: /s/ Kevin D. Miller
Kevin D. Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)