Form 10-Q
period 2025-09-27
RCM TECHNOLOGIES, INC.
filed 2025-11-06
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 1-10245

RCM TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	95‐1480559
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

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

Common Stock, $0.05 par value, 7,410,510 shares outstanding as of November 5, 2025.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

Table of Contents

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 27, 2025 (Unaudited) and December 28, 2024	4

	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended September 27, 2025 and September 28, 2024	5

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirty-Nine Weeks Ended September 27, 2025 and September 28, 2024	6

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Thirty-Nine Weeks Ended September 27, 2025 and September 28, 2024	7

	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended September 27, 2025 and September 28, 2024	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

Signatures		51

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

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 27,	December 28,
	2025	2024
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,309	$4,729
Accounts receivable and contract assets, net of provision for credit losses of $1,541 at September 27, 2025 and $1,570 at December 28, 2024	83,243	77,960
Transit accounts receivable	6,215	7,315
Prepaid expenses and other current assets	4,160	7,034
Total current assets	94,927	97,038

Property and equipment, net	7,624	7,368

Other assets:
Deposits	278	230
Deferred tax assets, foreign	131	120
Goodwill	22,147	22,147
Operating right of use asset	4,708	5,174
Total other assets	27,264	27,671

Total assets	$129,815	$132,077

Current liabilities:
Accounts payable and accrued expenses	$13,080	$13,369
Transit accounts payable	13,440	23,870
Accrued payroll and related costs	12,795	9,929
Finance lease payable	889	698
Income taxes payable	247	346
Operating lease liability	1,121	1,046
Contingent consideration from acquisitions	212	212
Deferred revenue	6,230	4,163
Total current liabilities	48,014	53,633

Deferred income taxes, net, domestic	4,526	4,526
Finance lease payable, net of current position	566	1,112
Operating lease liability, net of current position	3,796	4,355
Borrowings under line of credit	31,535	34,967
Total liabilities	88,437	98,593

Contingencies (note 15)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized; 17,948,409 shares issued and 7,410,510 shares outstanding at September 27, 2025 and 17,838,372 shares issued and 7,602,113 shares outstanding at December 28, 2024	898	890
Additional paid-in capital	121,453	118,845
Accumulated other comprehensive loss	(2,757)	(2,920)
Retained earnings (accumulated deficit)	4,292	(5,938)
Treasury stock, 10,537,899 shares at September 27, 2025 and 10,236,259 shares at December 28, 2024	(82,508)	(77,393)
Total stockholders’ equity	41,378	33,484

Total liabilities and stockholders’ equity	$129,815	$132,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Revenue	$70,289	$60,365	$232,928	$201,468
Cost of services	50,879	42,524	169,263	143,259
Gross profit	19,410	17,841	63,665	58,209

Operating costs and expenses
Selling, general and administrative	14,933	13,018	45,179	40,762
Depreciation and amortization of property and equipment	539	393	1,364	1,012
Amortization of acquired intangible assets	-	45	-	136
Potential stock issuance and financial transactions	-	-	-	259
Operating costs and expenses	15,472	13,456	46,543	42,169

Operating income	3,938	4,385	17,122	16,040

Other expense
Interest expense and other, net	584	492	1,885	1,551
Loss on foreign currency transactions	30	127	356	68
Other expense, net	614	619	2,241	1,619

Income before income taxes	3,324	3,766	14,881	14,421
Income tax expense	1,065	1,020	4,651	3,961

Net income	$2,259	$2,746	$10,230	$10,460

Basic net earnings per share	$0.30	$0.36	$1.37	$1.34

Diluted net earnings per share	$0.30	$0.35	$1.34	$1.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024

Net income	$10,230	$10,460
Other comprehensive income	163	26
Comprehensive income	$10,393	$10,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional	Accumulated Other	(Accumulated Deficit)	Treasury Stock
	Issued Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total

Balance, December 28, 2024	17,838,372	$890	$118,845	$(2,920)	$(5,938)	10,236,259	$(77,393)	$33,484
Issuance of stock under employee stock purchase plan	18,192	1	280	-	-	-	-	281
Equity compensation expense from awards issued	-	-	773	-	-	-	-	773
Purchase of treasury stock	-	-	-	-	-	183,432	(3,188)	(3,188)
Issuance of stock upon vesting of restricted share awards	116,401	6	(6)	-	-	-	-	-
Retirement of common shares withheld for taxes on equity compensation	(44,681)	(2)	(936)	-	-	-	-	(938)
Foreign currency translation adjustment	-	-	-	2	-	-	-	2
Net income	-	-	-	-	4,186	-	-	4,186

Balance, March 29, 2025	17,928,284	$895	$118,956	$(2,918)	$(1,752)	10,419,691	$(80,581)	$34,600
Equity compensation expense from awards issued	-	-	1,133	-	-	-	-	1,133
Purchase of treasury stock	-	-	-	-	-	118,208	(1,927)	(1,927)
Issuance of stock upon vesting of restricted share awards	-	1	(1)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	195	-	-	-	195
Net income	-	-	-	-	3,785	-	-	3,785

Balance, June 28, 2025	17,928,284	$896	$120,088	$(2,723)	$2,033	10,537,899	$(82,508)	$37,786
Issuance of stock under employee stock purchase plan	17,353	1	333	-	-	-	-	334
Equity compensation expense from awards issued	-	-	1,033	-	-	-	-	1,033
Issuance of stock upon vesting of restricted share awards	2,772	1	(1)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	(34)	-	-	-	(34)
Net income	-	-	-	-	2,259	-	-	2,259

Balance, September 27, 2025	17,948,409	$898	$121,453	$(2,757)	$4,292	10,537,899	$(82,508)	$41,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Issued Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total

Balance, December 30, 2023	17,673,427	$882	$116,579	$(2,813)	$(19,265)	9,828,606	$(69,593)	$25,790
Issuance of stock under employee stock purchase plan	22,789	1	363	-	-	-	-	364
Equity compensation expense from awards issued	-	-	635	-	-	-	-	635
Issuance of stock upon vesting of restricted share awards	124,044	6	(6)	-	-	-	-	-
Retirement of common shares	(44,567)	(2)	(1,315)	-	-	-	-	(1,317)
Foreign currency translation adjustment	-	-	-	(27)	-	-	-	(27)
Net income	-	-	-	-	3,952	-	-	3,952

Balance, March 30, 2024	17,775,693	$887	$116,256	$(2,840)	$(15,313)	9,828,606	$(69,593)	$29,397
Equity compensation expense from awards issued	-	-	752	-	-	-	-	752
Purchase of treasury stock	-	-	-	-	-	280,378	(5,391)	(5,391)
Foreign currency translation adjustment	-	-	-	(68)	-	-	-	(68)
Net income	-	-	-	-	3,762	-	-	3,762

Balance, June 29, 2024	17,775,693	$887	$117,008	$(2,908)	$(11,551)	10,108,984	$(74,984)	$28,452
Issuance of stock under employee stock purchase plan	22,822	1	363	-	-	-	-	364
Equity compensation expense from awards issued	-	-	767	-	-	-	-	767
Purchase of treasury stock	-	-	-	-	-	127,275	(2,410)	(2,410)
Issuance of stock upon vesting of restricted share awards	34,772	2	(2)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	121	-	-	-	121
Net income	-	-	-	-	2,746	-	-	2,746

Balance, September 28, 2024	17,833,287	$890	$118,136	$(2,787)	$(8,805)	10,236,259	$(77,394)	$30,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net income	$10,230	$10,460

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,364	1,148
Equity compensation expense from awards issued	2,939	2,154
Deferred income tax expense	(15)	147
Change in operating right of use assets	792	751
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(5,249)	(5,207)
Prepaid expenses and other current assets	2,865	(475)
Net of transit accounts receivable and payable	(9,330)	(311)
Accounts payable and accrued expenses	(69)	(760)
Accrued payroll and related costs	2,860	433
Operating lease liabilities	(809)	(686)
Income taxes payable	(108)	(106)
Deferred revenue	2,098	161
Deposits	(48)	98
Total adjustments and changes in operating assets and liabilities	(2,710)	(2,653)
Net cash provided by operating activities	7,520	7,807

Cash flows from investing activities:
Property and equipment acquired	(1,398)	(1,589)
Net cash used in investing activities	(1,398)	(1,589)

Cash flows from financing activities:
Net repayments under line of credit	(3,432)	(327)
Issuance of stock for employee stock purchase plan	615	728
Payment of taxes on restricted share awards	(938)	(1,317)
Changes in finance lease obligations	(601)	(418)
Purchase of treasury stock	(5,115)	(7,801)
Net cash used in financing activities	(9,471)	(9,135)
Effect of exchange rate changes on cash and cash equivalents	(71)	(211)
Decrease in cash and cash equivalents	(3,420)	(3,128)
Cash and cash equivalents at beginning of period	4,729	6,284

Cash and cash equivalents at end of period	$1,309	$3,156

Supplemental cash flow information:
Cash paid for:
Interest	$2,045	$1,545
Income taxes	$3,830	$4,746

Non-cash financing activities:
Right of use assets in exchange for lease obligations	$327	$3,264
Software purchased under finance lease	$222	$2,172

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

Results for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024 are not necessarily indicative of results that may be expected for the full year or any future period.

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

The following table presents our revenue disaggregated by revenue source for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Specialty Health Care:
Time and Material	$29,563	$26,114	$114,957	$100,530
Permanent Placement Services	436	440	1,147	1,138
Total Specialty Health Care	$29,999	$26,554	$116,104	$101,668

Engineering:
Time and Material	$14,134	$11,810	$43,648	$34,273
Fixed Fee	17,280	12,357	46.430	35,907
Total Engineering	31,414	$24,167	$90,078	$70,180

Life Sciences, Data and Solutions:
Time and Material	$5,977	$7,139	$17,891	$23,962
Permanent Placement Services	6	76	192	187
Fixed Fee	2,893	2,429	8,663	5,471
Total Life Sciences, Data and Solutions	$8,876	$9,644	$26,746	$29,620
	$70,289	$60,365	$232,928	$201,468

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

Deferred Revenue

There was $6.2 million of deferred revenue as of September 27, 2025. Deferred revenue was $4.2 million as of December 28, 2024. Revenue is recognized when the service has been performed. Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence. For the thirteen week periods ended September 27, 2025, and September 28, 2024, the Company did not recognize any revenue that was included in deferred revenue at the beginning of the reporting period. For the thirty-nine weeks ended September 27, 2025 and September 28, 2024, the Company recognized revenue of $4.2 million and $1.9 million, respectively, that was included in deferred revenue at the beginning of the fiscal year.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.	Revenue Recognition (Continued)

Concentration

During the thirty-nine weeks ended September 27, 2025, the Company had two customers exceed 10% of consolidated revenue, representing 19.6% and 13.2% of consolidated revenue, respectively. During the thirty-nine weeks ended September 28, 2024, the Company had two customers exceed 10% of consolidated revenue, representing 18.7% and 14.1% of consolidated revenue, respectively. In both periods presented, the customers are included in the Company’s Specialty Health Care segment.

4.	Accounts Receivable, Transit Accounts Receivable, Contract Assets and Transit Accounts Payable

The Company’s accounts receivable and contract assets, net comprise the following:

	September 27, 2025	December 28, 2024
Billed	$52,537	$55,224
Unbilled	22,943	16,931
Contract assets	9,304	7,375
Provision for credit losses	(1,541)	(1,570)

Accounts receivable and contract assets, net	$83,243	$77,960

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

4.	Accounts Receivable, Transit Accounts Receivable, Contract Assets and Transit Accounts Payable (Cont’d)

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency, the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable,” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $6.2 million and related transit accounts payable was $13.4 million, for a net payable of $7.2 million, as of September 27, 2025. The transit accounts receivable was $7.3 million and related transit accounts payable was $23.9 million, for a net payable of $16.6 million, as of December 28, 2024.

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

Property and equipment comprise the following:

	September 27, 2025	December 28, 2024
Computers and systems	$9,852	$8,448
Equipment and furniture	425	306
Leasehold improvements	653	590
Laboratory equipment	229	196
	11,159	$9,540

Less: accumulated depreciation and amortization	3,535	2,172

Property and equipment, net	$7,624	$7,368

The Company periodically writes off fully depreciated and amortized assets. The Company wrote off fully depreciated and amortized assets of $1 during the thirty-nine week period ended September 27, 2025, and $166 during the thirty-nine week period ended September 28, 2024. Depreciation and amortization expense of property and equipment for the thirteen weeks ended September 27, 2025 and September 28, 2024 was $539 and $393, respectively. Depreciation and amortization expense of property and equipment for the thirty-nine weeks ended September 27, 2025 and September 28, 2024 was $1,364 and $1,012, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

6.	Acquisitions and Divestitures

Future Contingent Payments

As of September 27, 2025, the Company had one acquisition agreement whereby additional contingent consideration may be earned by the sellers: effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC. The Company estimates future contingent payments at September 27, 2025 as follows:

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

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates. The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of September 27, 2025. Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in operating expense.

Potential future contingent payments for acquisitions after September 27, 2025 are capped at a cumulative maximum of $0.2 million. The Company did not pay contingent consideration during the thirty-nine week periods ended September 27, 2025 and September 28, 2024.

7.	Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year, or more frequently if events or circumstances indicate that the fair value of goodwill may be below its carrying amount. The Company reviewed industry and market conditions, reported unit-specific events, and overall financial performance, and determined that no indicators of impairment of goodwill existed during the thirty-nine weeks ended September 27, 2025. As such, no impairment loss on the Company’s intangible assets during the thirty-nine weeks ended September 27, 2025, was recorded because of such review.

The carrying amount of goodwill as of September 27, 2025, and December 28, 2024, was as follows:

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

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin or (ii) the agent bank’s prime rate generally borrowed over shorter durations. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn. Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the thirty-nine weeks ended September 27, 2025 and September 28, 2024 were 6.2% and 6.8%, respectively.

All borrowings under the Fifth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of September 27, 2025, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of September 27, 2025 and December 28, 2024 were $31.5 million and $35.0 million, respectively. There were letters of credit outstanding at September 27, 2025 and December 28, 2024 for $13.1 million and $7.4 million, respectively. At September 27, 2025 and December 28, 2024, the Company had availability for additional borrowings under the Revolving Credit Facility of $20.4 million and $22.6 million, respectively.

9.	Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share. The number of weighted-average shares used to calculate basic and diluted earnings per share for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024 was determined as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Basic weighted average shares outstanding	7,409,009	7,634,113	7,477,434	7,783,481
Dilutive effect of outstanding restricted share awards	205,686	155,333	179,495	206,757
Diluted weighted average shares outstanding	7,614,695	7,789,446	7,656,929	7,990,238

For all periods presented, there were no anti-dilutive shares included in the calculation of common stock equivalents as there were no stock options outstanding.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

9.	Per Share Data (Continued)

Unissued shares of common stock were reserved for the following purposes:

	September 27, 2025	December 28, 2024
Time-based restricted stock awards outstanding	231,248	289,421
Performance-based restricted stock awards outstanding	287,263	300,000
Future grants of options or shares	247,417	295,680
Shares reserved for employee stock purchase plan	216,574	252,119

Total	982,502	1,137,220

10.	Share-Based Compensation

At September 27, 2025, the Company had two share-based employee compensation plans, the Employee Stock Purchase Plan and the 2014 Omnibus Equity Compensation Plan.

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

Share-based compensation expense for the thirteen weeks ended September 27, 2025 and September 28, 2024 was $1,033 and $767, respectively. Share-based compensation expense for the thirty-nine weeks ended September 27, 2025 and September 28, 2024 was $2,939 and $2,154, respectively. Share-based compensation expense for performance-based equity agreements was $1.9 million and $1.1 million for the for the thirty-nine weeks ended September 27, 2025 and September 28, 2024, respectively. Share-based compensation expense is included in selling, general and administrative expense in the Company’s condensed consolidated statement of operations.

As of September 27, 2025, the Company had $7.3 million of total unrecognized compensation cost, with approximately $2.2 million related to time-based non-vested share-based awards outstanding and $5.1 million related to performance-based non-vested share-based awards outstanding. The Company expects to recognize the expense associated with time-based non-vested share-based awards through fiscal 2035. If earned, the Company will recognize the expense associated with performance-based non-vested share-based awards straight-line through fiscal 2030. These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions. The number of shares issued on June 30, 2025 (the first business day following the previous offering period) was 17,353. As of September 27, 2025, there were 216,574 shares available for issuance under the Purchase Plan. Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the thirty-nine weeks ended September 27, 2025 and September 28, 2024 was $223 and $246, respectively.

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

All stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of September 27, 2025, there were no accrued dividends. Dividends for stock awards that ultimately do not vest are forfeited.

As of September 27, 2025, under the 2014 Plan, 231,248 time-based shares were outstanding, 287,263 performance-based restricted stock awards were outstanding and 247,417 shares were available for awards.

The intrinsic value of all equity grants for the thirty-nine weeks ended September 27, 2025 and September 28, 2024 was $13.6 million and $11.1 million, respectively. These amounts are based on the equity price on the last trading day in the period presented.

Time-Based Restricted Stock Awards

From time-to-time the Company issues time-based restricted stock awards. The following summarizes the activity in the time-based restricted stock awards under the 2014 Plan during the thirty-nine weeks ended September 27, 2025:

	Number of Time-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2024	289,421	$12.65
Granted	18,500	$16.26
Vested	(56,673)	$13.15
Forfeited or expired	(20,000)	$6.15
Outstanding non-vested at September 27, 2025	231,248	$13.37

Based on the closing price of the Company’s common stock of $27.01 per share on September 26, 2025 (the last trading day prior to September 27, 2025), the intrinsic value of the time-based non-vested restricted stock awards at September 27, 2025 was approximately $6.2 million. As of September 27, 2025, there was approximately $2.2 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock awards through fiscal 2035.

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

The following summarizes the activity in the performance-based restricted stock awards during the thirty-nine weeks ended September 27, 2025:

	Number of Performance- Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 28, 2024	300,000	$28.79
Granted	99,763	$16.20
Vested	(62,500)	$29.00
Forfeited or expired	(50,000)	$27.73
Outstanding non-vested at September 27, 2025	287,263	$24.55

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

Share-based compensation for performance-based equity agreements was $0.7 million and $0.5 million for the thirteen week periods ended September 27, 2025 and September 28, 2024, respectively. Share-based compensation for performance-based equity agreement was $1.9 million and $1.1 milion for the thirty-nine week periods ended September 27, 2025 and September 28, 2024, respectively.

There were no immediately vested share awards during the thirty-nine weeks ended September 27, 2025 or September 28, 2024.

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

During the thirty-nine weeks ended September 27, 2025, the Company purchased 301,640 shares at an average price of $16.89 per share. During the thirty-nine weeks ended September 28, 2024, the Company purchased 407,653 shares at an average price of $19.09 per share. As of September 27, 2025, the Company had $37.1 million available for future treasury stock purchases.

The Company accrued $18 in excise tax associated with its Treasury Stock Repurchase Plan during the thirty-nine weeks ended September 27, 2025. The Company accrued $25 in excise tax associated with its Treasury Stock Repurchase Plan during the thirty-nine weeks ended September 28, 2024. Excise tax is recorded directly to additional paid-in capital.

During the thirty-nine weeks ended September 27, 2025, the Company issued and retired 44,681 shares associated with equity grants that vested, the proceeds of which were used to fund payroll taxes related to the vested shares. During the thirty-nine weeks ended September 28, 2024, the Company issued and retired 44,567 shares associated with equity grants that vested, the proceeds of which were used to fund payroll taxes related to the vested shares.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (Financial Instruments – Credit Losses (Topic 326) This amendment allows entities to elect a practical expedient that all entities can use when estimating receivable and contract assets arising from transactions accounted for under ASC 606, revenue from contracts with customers. The amendment adds a practical expedient and an accounting policy election. The ASU is effective for annual reporting periods beginning after December 15, 2025. We are currently evaluating the provisions of this ASU.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts, unless otherwise indicated)

In August 2025, the FASB issued ASU 2025-06, Intangibles -Goodwill and Other – Internal-Use Software (Subtopic 350-40). The narrowly drawn changes primarily focus on how companies decide when to count software development costs as an asset (capitalize them). Under the new guidance, a company can capitalize software costs once two conditions are met: the company’s leadership has approved and committed to funding the project and, and it is likely the project will be finished, and the software will work as intended. The ASU is effective for annual reporting periods beginning after December 15, 2027. We are currently evaluating the provisions of this ASU.

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

The following tables summarize the results of operations and total assets by segment provided to the CODMs. Segment operating income (loss) includes selling, general, and administrative expenses directly attributable to that segment. The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Weeks Ended September 27, 2025	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$30,000	$31,419	$8,870	$-	$70,289
Cost of services	21,010	24,507	5,362	-	50,879
Gross profit	8,990	6,912	3,508	-	19,410
Selling, general and administrative	6,205	2,945	1,411	4,372	14,933
Depreciation and amortization of property and equipment	83	217	34	205	539
Operating income (loss)	$2,702	$3,750	$2,063	$(4,577)	$3,938
Total assets as of September 27, 2025	$48,018	$56,313	$16,918	$8,566	$129,815
Property and equipment acquired	$65	$140	$-	$293	$498

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.	Segment Information (Continued)

Thirteen Weeks Ended September 28, 2024	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$26,554	$24,167	$9,644	$-	$60,365
Cost of services	18,271	18,273	5,980	-	42,524
Gross profit	8,283	5,894	3,664	-	17,841
Selling, general and administrative	4,947	2,872	1,647	3,552	13,018
Depreciation and amortization of property and equipment	102	168	41	82	393
Amortization of acquired intangible assets	-	-	45	-	45
Operating income (loss)	$3,234	$2,854	$1,931	$(3,634)	$4,385
Total assets as of September 28, 2024	$40,525	$52,321	$21,681	$11,018	$125,545
Property and equipment acquired	$68	$378	$-	$76	$522

Thirty-Nine Weeks Ended September 27, 2025	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$116,105	$90,082	$26,741	$-	$232,928
Cost of services	82,634	70,496	16,133	-	169,263
Gross profit	33,471	19,586	10,608	-	63,665
Selling, general and administrative	18,249	9,095	4,326	13,509	45,179
Depreciation and amortization of property and equipment	270	547	112	435	1,364
Operating income (loss)	$14,952	$9,944	$6,170	$(13,944)	$17,122
Total assets as of September 27, 2025	$48,018	$56,313	$16,918	$8,566	$129,815
Property and equipment acquired	$194	$382	$32	$790	$1,398

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.	Segment Information (Continued)

Thirty-Nine Weeks Ended September 28, 2024	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$101,668	$70,180	$29,620	$-	$201,468
Cost of services	71,672	52,818	18,769	-	143,259
Gross profit	29,996	17,362	10,851	-	58,209
Selling, general and administrative	15,701	8,684	5,378	10,999	40,762
Depreciation and amortization of property and equipment	282	444	109	177	1,012
Amortization of acquired intangible assets	-	-	136	-	136
Potential stock issuance and financial transactions	-	-	-	259	259
Operating income (loss)	$14,013	$8,234	$5,228	$(11,435)	$16,040
Total assets as of September 28, 2024	$40,525	$52,321	$21,681	$11,018	$125,545
Property and equipment acquired	235	$622	$20	$712	$1,589

The Company derives a majority of its revenue from offices in the United States. Revenues reported for each operating segment are all from external customers. The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico, Europe and Philippines. Revenue by geographic area for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue
United States	$61,374	$55,322	$213,438	$185,742
Canada	1,749	1,895	5,608	4,982
Puerto Rico	1,523	1,568	4,674	5,588
Europe	5,643	1,580	9,208	5,156
	$70,289	$60,365	$232,928	$201,468

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.	Segment Information (Continued)

Total assets by geographic area as of the reported periods were as follows:

	September 27, 2025	December 28, 2024
Total assets
United States	$121,267	$123,905
Canada	1,770	1,423
Puerto Rico	2,475	3,286
Europe	4,013	3,408
Philippines	290	55
	$129,815	$132,077

14.	Income Taxes

The Company recognized $4.7 million of income tax expense for the thirty-nine weeks ended September 27, 2025 as compared to $4.0 million for the comparable prior-year period. The consolidated effective income tax rate for the current period was 31.3% as compared to 27.5% for the comparable prior-year period. The effective income tax rates for the thirty-nine weeks ended September 27, 2025, were approximately 32.1%, 26.2%, 68.1%, and 24.4% in the United States, Canada, Europe, and the Philippines, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income. The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The comparable prior-year period estimated income tax rates were 28.3%, 26.2%, and 13.1% in the United States, Canada, and Europe, respectively. The primary reason for the increase in the consolidated and United States effective rates in the current period is due to increases to permanent tax differences in the United States. The high effective tax rate in Europe during the current period is due to low pretax income and certain fixed taxes.

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

The One Big Beautiful Bill Act (OBBBA) was signed on July 4, 2025. The impact on income taxes due to change in legislation is required, under Accounting Standards Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted, which is this fiscal year. In general, the OBBBA introduces changes to U.S. taxation, including changes in the taxation of non-U.S. income. The Company assessed the changes and concluded that they were not material.

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

The Company is exposed to various asserted claims as of September 27, 2025, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of September 27, 2025, the Company had accrued $0.4 million for asserted claims.

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

The components of lease expense were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Operating lease cost	$351	$332	$1,046	$1,017

Finance lease cost
Amortization of right of use assets	$237	$181	$599	$413
Interest on lease liabilities	17	24	55	24
Total finance lease cost	$254	$205	$654	$437

Supplemental Cash Flow information related to leases was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$367	$300	$1,043	$862
Operating cash flows from finance leases	$18	$-	$60	$1
Financing cash flows from finance leases	$232	$193	$577	$426

Right of use assets obtained in exchange for lease obligations
Operating leases	$59	$-	$327	$3,264
Finance leases	$222	$2,172	$222	$2,172

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Leases (Continued)

Supplemental Balance Sheet information as of September 27, 2025 and December 28, 2024 related to leases was as follows:

	September 27, 2025	December 28, 2024
Operating leases
Operating lease right of use assets	$4,708	$5,174

Operating right of use liability - current	$(1,121)	$(1,046)
Operating right of use liability - non-current	(3,796)	(4,355)
Total operating lease liabilities	$(4,917)	$(5,401)

Property and equipment - (right of use assets)	$2,395	$2,172
Accumulated depreciation	(961)	(362)
Property and equipment, net	$1,434	$1,810

Finance lease liability - current	$(889)	$(698)
Finance lease liability - non-current	(566)	(1,112)
Total finance lease liabilities	$(1,455)	$(1,810)

Weighted average remaining lease term in years
Operating leases	3.70	4.41
Finance leases	1.64	2.50

Weighted average discount rate
Operating leases	6.36%	6.36%
Finance leases	4.80%	4.88%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2025 (After September 27, 2025)	$356	$250
2026	1,328	886
2027	1,135	387
2028	1,012	-
2029	665	-
Thereafter	1,168	-

Total lease payments	$5,664	$1,523
Less: imputed interest	(747)	(68)
Total	$4,917	$1,455

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Nonetheless, the Company continues to believe that businesses must implement more advanced life sciences, information technology, and engineering solutions—including Artificial Intelligence (AI) specifically Agentic AI, Quality by Design (QbD), and process automation—to upgrade their systems, applications, and processes. By leveraging AI, organizations can enhance data-driven decision-making and predictive analytics, while QbD principles ensure that quality is built into every stage of development and operations. Process automation further streamlines workflows, reduces manual intervention, and increases operational efficiency. These integrated approaches enable companies to maximize productivity and optimize performance, maintaining a competitive advantage even when operating under budgetary, personnel, and expertise constraints. As companies are driven to support increasingly complex systems, applications, and processes of significant strategic value, the demand for outsourcing—especially in areas involving AI, QbD, and automation—continues to rise. The Company believes that its current and prospective clients are actively evaluating the potential for outsourcing business-critical systems, applications, and processes that incorporate these advanced methodologies.

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

●

The market price of the Company’s stock at each grant date is used to determine the expense associated with the Company’s equity awards. The market price can fluctuate for different grant dates, and the disclosures are updated to reflect the change in the expense associated with equity awards.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended September 27, 2025 Compared to Thirteen Weeks Ended September 28, 2024

A summary of operating results for the thirteen weeks ended September 27, 2025 and September 28, 2024 is as follows (in thousands):

	September 27, 2025		September 28, 2024
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$70,289	100.0	$60,365	100.0
Cost of services	50,879	72.4	42,524	70.4
Gross profit	19,410	27.6	17,841	29.6

Selling, general and administrative	14,933	21.3	13,018	21.6
Depreciation and amortization of property and equipment	539	0.7	393	0.7
Amortization of acquired intangible assets	-	-	45	0.1
Operating costs and expenses	15,472	22.0	13,456	22.4

Operating income	3,938	5.6	4,385	7.2
Other expense, net	614	0.9	619	1.0

Income before income taxes	3,324	4.7	3,766	6.2
Income tax expense	1,065	1.5	1,020	1.7

Net income	$2,259	3.2	$2,746	4.5

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended September 27, 2025 and September 28, 2024 consisted of thirteen weeks each.

Revenue. Revenue increased by $9.9 million for the thirteen weeks ended September 27, 2025 as compared to the thirteen weeks ended September 28, 2024 (the “comparable prior-year period”). Revenue increased $3.4 million in the Specialty Health Care segment, increased $7.3 million in the Engineering segment and decreased $0.8 million in the Life Sciences, Data and Solutions segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit. Cost of services increased by $8.4 million for the thirteen weeks ended September 27, 2025 as compared to the comparable prior-year period, primarily due to the increase in revenue. Cost of services as a percentage of revenue for the thirteen weeks ended September 27, 2025 and September 28, 2024 was 72.4% and 70.4%, respectively. See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative. Selling, general and administrative (“SGA”) expenses were $14.9 million for the thirteen weeks ended September 27, 2025 as compared to $13.0 million for the comparable prior-year period. As a percentage of revenue, SGA expense was 21.3% for the thirteen weeks ended September 27, 2025 as compared to 21.6% for the comparable prior-year period. See Segment Discussion for further information on SGA expense changes.

Other Expense, Net. Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions. Other expense, net was unchanged as compared to the comparable prior year period. Interest expense increased by $0.1 million due to increased borrowing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended September 27, 2025 Compared to Thirteen Weeks Ended September 28, 2024 (Continued)

Income Tax Expense. The Company recognized $1.1 million of income tax expense for the thirteen weeks ended September 27, 2025 as compared to $1.0 million for the comparable prior-year period. The consolidated effective income tax rate for the current period was 32.0% as compared to 27.1% for the comparable prior-year period. The effective income tax rates for the thirteen weeks ended September 27, 2025, were approximately 33.9%, 28.5%, 25.7%, and 45.3% in the United States, Canada, Europe, and the Philippines, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income. The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The comparable prior-year period estimated income tax rates were 28.3%, 26.2%, and 13.1% in the United States, Canada, and Europe, respectively. The primary reason for the increase in the consolidated and United States effective rates in the current period was due to increases to permanent tax differences in the United States. The high effective tax rate in the Philippines during the current period is due to a small adjustment in the current quarter.

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

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $30.0 million for the thirteen weeks ended September 27, 2025, increased 13.0%, or $3.4 million, compared to the comparable prior-year period. The increase in revenue was driven by the Company’s school clients, offset by a decrease in revenue from the Company’s non-school clients. Revenue from school clients for the thirteen weeks ended September 27, 2025, was $24.4 million as compared to $20.2 million for the comparable prior-year period. The increase to revenue from school contracts was driven by both existing and new clients. Revenue from non-school clients for the thirteen weeks ended September 27, 2025, was $5.6 million as compared to $6.4 million for the comparable prior-year period. The decrease in non-school revenue was primarily driven by the reduction in revenue of $0.7 million from a lost contract with a corrections facility and from a large long-term care group where the Company deliberately reduced services, which generated $0.4 million in the current period as compared to $0.7 million in the comparable prior-year period, offset by miscellaneous increases to other non-school clients. Gross profit increased by 8.5%, or $0.7 million, to $9.0 million for the thirteen weeks ended September 27, 2025 as compared to $8.3 million in the comparable prior-year period. Gross profit increased due to an increase in revenue, offset by a decrease in gross profit margin. Gross profit margin for the thirteen weeks ended September 27, 2025, decreased to 30.0% compared to 31.2% for the comparable prior-year period. The decrease in gross profit margin was primarily attributed to normal quarterly fluctuations. Specialty Health Care experienced operating income of $2.7 million for the thirteen weeks ended September 27, 2025, as compared to $3.2 million for the comparable prior-year period. The primary reason for the decrease in operating income was an increase in SGA expense to $6.2 million for the thirteen weeks ended September 27, 2025 compared to $4.9 million for the comparable prior-year period, offset by the increase to gross profit. SGA expense increased primarily due to sales and recruiting infrastructure investments to support revenue growth and new school contracts for the new academic school year starting August and September.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended September 27, 2025 Compared to Thirteen Weeks Ended September 28, 2024 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $31.4 million for the thirteen weeks ended September 27, 2025, increased 30.0%, or $7.3 million, compared to the comparable prior-year period. The increase in revenue included increases in Energy Services revenue of $5.0 million and Aerospace revenue of $3.1 million, offset by a decrease in Industrial Processing revenue of $0.8 million. Energy Services revenue increased primarily because of increased activity from EPC (Engineering, Procurement and Construction Management) projects. Aerospace revenue increased primarily due to expansion with new clients. The Company believes the decrease in Industrial Processing revenue was mainly due to normal fluctuations. Gross profit increased by 17.3%, or $1.0 million, compared to the comparable prior-year period. Gross profit increased due to the increase in revenue, offset by a decline in the gross profit margin. The gross profit margin of 22.0% for the current period decreased from 24.4% for the comparable prior-year period. The decrease in gross profit margin was primarily due to a change in mix associated with EPC project revenue from the Energy Services group and the increase in lower-margin Aerospace revenue. The Engineering segment experienced operating income of $3.8 million as compared to $2.9 million for the comparable prior year period. The increase in operating income was due to an increase in gross profit, offset by a marginal increase in SGA expense. The Engineering segment’s SGA expense of was approximately $2.9 million for both periods presented.

Life Sciences, Data and Solutions

Life Sciences, Data and Solutions revenue of $8.9 million for the thirteen weeks ended September 27, 2025, decreased 8.0%, or $0.8 million, compared to the comparable prior-year period. The Company primarily attributes the decrease in revenue to the timing of large projects and a deemphasis of the Company’s legacy staffing business. Gross profit of $3.5 million for the thirteen weeks ended September 27, 2025, decreased 4.2%, or $0.2 million, compared to $3.7 million for the comparable prior-year period. Gross profit decreased due to the decrease in revenue, offset by an increase to gross profit margin. Gross profit margin for the thirteen weeks ended September 27, 2025, was 39.6% as compared to 38.0% for the comparable prior-year period. The Company attributes the gross profit margin increase to an emphasis on high-margin project work. The Life Sciences, Data and Solutions segment experienced operating income of $2.0 million for the thirteen weeks ended September 27, 2025 compared to $1.9 million for the comparable prior-year period. The increase in operating income was due to a decrease in SGA expense of $0.2 million, offset by the decrease in gross profit. The Life Sciences, Data and Solutions segment’s SGA expense of $1.4 million decreased from $1.6 million, primarily due to a deliberate effort to gain efficiency on SGA expense.

Corporate

The Company’s corporate SGA expense includes but is not limited to the following costs: public company related, executive compensation, board compensation, directors and officers insurance, SAP ERP infrastructure, numerous centralized functions including accounting and financial management, information technology and cyber security infrastructure, payroll, billing, accounts receivables, and marketing. The corporate segment team primarily operates out of the United States, with limited operations in Serbia and the Philippines. Corporate SGA expense was $4.4 million for the thirteen weeks ended September 27, 2025 as compared to $3.6 million for the comparable prior year period. The increase was primarily caused by increases of $0.8 million for medical costs, $0.2 million for executive equity compensation, and other general inflationary pressures, offset by other miscellaneous decreases.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Weeks Ended September 27, 2025 Compared to Thirty-Nine Weeks Ended September 28, 2024

A summary of operating results for the thirty-nine weeks ended September 27, 2025 and September 28, 2024 is as follows (in thousands):

	September 27, 2025		September 28, 2024
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$232,928	100.0	$201,468	100.0
Cost of services	169,263	72.7	143,259	71.1
Gross profit	63,665	27.3	58,209	28.9

Selling, general and administrative	45,179	19.4	40,762	20.3
Depreciation and amortization of property and equipment	1,364	0.6	1,012	0.5
Amortization of acquired intangible assets	-	-	136	0.1
Potential stock issuance and financing transactions	-	-	259	0.1
Operating costs and expenses	46,543	20.0	42,169	21.0

Operating income	17,122	7.3	16,040	8.0
Other expense, net	2,241	0.9	1,619	0.8

Income before income taxes	14,881	6.4	14,421	7.2
Income tax expense	4,651	2.0	3,961	2.0

Net income	$10,230	4.4	$10,460	5.2

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal periods ended September 27, 2025 and September 28, 2024 consisted of thirty-nine weeks each.

Revenue. Revenue increased by $31.4 million for the thirty-nine weeks ended September 27, 2025 as compared to the thirty-nine weeks ended September 28, 2024 (the “comparable prior-year period”). Revenue increased $14.4 million in the Specialty Health Care segment, increased $19.9 million in the Engineering segment and decreased $2.9 million in the Life Sciences, Data and Solutions segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit. Cost of services increased by $26.0 million for the thirty-nine weeks ended September 27, 2025 as compared to the comparable prior-year period, primarily due to the increase in revenue. Cost of services as a percentage of revenue for the thirty-nine weeks ended September 27, 2025 and September 28, 2024 was 72.7% and 71.1%, respectively. See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative. Selling, general and administrative (“SGA”) expenses were $45.2 million for the thirty-nine weeks ended September 27, 2025 as compared to $40.8 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 19.4% for the thirty-nine weeks ended September 27, 2025 and 20.3% for the comparable prior-year period. See Segment Discussion for further information on SGA expense changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Weeks Ended September 27, 2025 Compared to Thirty-Nine Weeks Ended September 28, 2024 (Continued)

Potential Stock Issuance and Financing Transactions. In the thirty-nine weeks ended September 28, 2024, the Company filed a Registration Statement on Form S-3 (the Registration Statement) with the Securities and Exchange Commission for an offering of up to $100.0 million of various securities. The Company also entered an At Market Issuance Sales Agreement under which the Company may sell, under the Registration Statement, up to $50.0 million worth of shares of the Company’s common stock. The Company incurred total expenses of $259 related to these transactions.

Other Expense, Net. Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions. Other expense, net increased by $0.6 million as compared to the comparable prior year period due to an increase in interest expense, net of $0.3 million and an increase to losses on foreign currency transactions of $0.3 million. Interest expense increased due to increased borrowing.

Income Tax Expense. The Company recognized $4.7 million of income tax expense for the thirty-nine weeks ended September 27, 2025 as compared to $4.0 million for the comparable prior-year period. The consolidated effective income tax rate for the current period was 31.3% as compared to 27.5% for the comparable prior-year period. The effective income tax rates for the thirty-nine weeks ended September 27, 2025, were approximately 32.1%, 26.2%, 68.1%, and 24.4% in the United States, Canada, Europe, and the Philippines, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income. The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The comparable prior-year period estimated income tax rates were 28.3%, 26.2%, and 13.1% in the United States, Canada, and Europe, respectively. The primary reason for the increase in the consolidated and United States effective rates in the current period is due to increases to permanent tax differences in the United States. The high effective tax rate in Europe during the current period is due to low pretax income and certain fixed taxes.

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

Thirty-Nine Weeks Ended September 27, 2025 Compared to Thirty-Nine Weeks Ended September 28, 2024 (Continued)

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $116.1 million for the thirty-nine weeks ended September 27, 2025, increased 14.2%, or $14.4 million, compared to the comparable prior-year period. The increase in revenue was driven by the Company’s school clients, offset by a decrease in revenue from the Company’s non-school clients. Revenue from school clients for the thirty-nine weeks ended September 27, 2025, was $98.9 million as compared to $82.9 million for the comparable prior-year period. The increase to revenue from school contracts was driven by both existing and new clients. Revenue from non-school clients for the thirty-nine weeks ended September 27, 2025, was $17.2 million as compared to $18.8 million for the comparable prior-year period. The decrease in non-school revenue was primarily driven by the reduction in revenue of $0.7 million from a lost contract with a corrections facility and from a large long-term care group where the Company deliberately reduced services, which generated $1.4 million in the current period as compared to $2.7 million in the comparable prior-year period, offset by miscellaneous increases to other non-school clients. Gross profit increased by 11.6%, or $3.5 million, to $33.4 million for the thirty-nine weeks ended September 27, 2025 as compared to $30.0 million in the comparable prior-year period. Gross profit increased due to an increase in revenue, offset by a decrease in gross profit margin. Gross profit margin for the thirty-nine weeks ended September 27, 2025, decreased to 28.8% compared to 29.5% for the comparable prior-year period. The decrease in gross profit margin was primarily attributed to normal quarterly fluctuations. Specialty Health Care experienced operating income of $15.0 million for the thirty-nine weeks ended September 27, 2025, as compared to $14.0 million for the comparable prior-year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase in SGA expense to $18.2 million for the thirty-nine weeks ended September 27, 2025 compared to $15.7 million for the comparable prior-year period. SGA expense increased primarily due to sales and recruiting infrastructure investments to support revenue growth.

Engineering

Engineering revenue of $90.1 million for the thirty-nine weeks ended September 27, 2025, increased 28.4%, or $19.9 million, compared to the comparable prior-year period. The increase in revenue included increases in Energy Services revenue of $8.4 million, Aerospace revenue of $11.5 million, with Industrial Processing revenue essentially unchanged. Energy Services revenue increased primarily because of increased activity from EPC projects. Aerospace revenue increased primarily due to expansion with new clients. Gross profit increased by 12.8%, or $2.2 million, compared to the comparable prior-year period. Gross profit increased due to the increase in revenue, offset by a decline in the gross profit margin. The gross profit margin of 21.7% for the current period decreased from 24.7% for the comparable prior-year period. The decrease in gross profit margin was primarily due to a change in mix associated with EPC project revenue from the Energy Services group and Aerospace revenue. The Engineering segment experienced operating income of $9.9 million as compared to $8.2 million for the comparable prior year period. Operating income increased due to the increase in gross profit, offset by an increase in SGA expense. The Engineering segment’s SGA expense of $9.1 million increased from $8.7 million, primarily due to expense associated with efforts to grow revenue and gross profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Weeks Ended September 27, 2025 Compared to Thirty-Nine Weeks Ended September 28, 2024 (Continued)

Segment Discussion (Continued)

Life Sciences, Data and Solutions

Life Sciences, Data and Solutions revenue of $26.7 million for the thirty-nine weeks ended September 27, 2025, decreased 9.7%, or $2.9 million, compared to the comparable prior-year period. The Company primarily attributes the decrease in revenue to the timing of large projects and a deemphasis on the Company’s legacy staffing business. Gross profit of $10.6 million for the thirty-nine weeks ended September 27, 2025, decreased 2.2%, or $0.2 million, compared to $10.8 million for the comparable prior-year period. Gross profit decreased due to the decrease in revenue, offset by an increase in gross margin. Gross profit margin for the thirty-nine weeks ended September 27, 2025, was 39.7% as compared to 36.6% for the comparable prior-year period. The Company attributes the gross profit margin increase to an emphasis on high-margin project work. The Life Sciences, Data and Solutions segment experienced operating income of $6.2 million for the thirty-nine weeks ended September 27, 2025 compared to $5.2 million for the comparable prior-year period. The increase in operating income was primarily due a decrease in SGA expense to $4.3 million for the thirty-nine weeks ended September 27, 2025 as compared to $5.4 million in the comparable prior year period, offset by the decrease in gross profit.

Corporate

The Company’s corporate SGA expense includes but is not limited to the following costs: public company related, executive compensation, board compensation, directors and officers insurance, SAP ERP infrastructure, numerous centralized functions including accounting and financial management, information technology and cyber security infrastructure, payroll, billing, accounts receivables, and marketing. The corporate segment team primarily operates out of the United States, with limited operations in Serbia and the Philippines. Corporate SGA expense was $13.5 million for the thirty-nine weeks ended September 27, 2025 as compared to $11.0 million for the comparable prior year period. The increase was primarily caused by increases of $1.1 million for increased medical costs, $0.7 million for executive equity compensation, $0.4 million for software technology, and other general inflationary pressures.

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

The following unaudited tables present the Company's GAAP net income and GAAP operating income and the corresponding adjustments used to calculate Adjusted operating income, EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted diluted net earnings per share for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

GAAP operating income	$3,938	$4,385	$17,122	$16,040
Adjustments
Potential stock issuance and financing transactions	-	-	-	259
Equity compensation	1,033	767	2,939	2,154
Adjusted operating income (non-GAAP)	$4,971	$5,152	$20,061	$18,453

GAAP net income	$2,259	$2,746	$10,230	$10,460
Income tax expense	1,065	1,020	4,651	3,961
Interest expense, net	584	492	1,885	1,551
Depreciation of property and equipment	539	393	1,364	1,012
Amortization of acquired intangible assets	-	45	-	136
EBITDA (non-GAAP)	$4,447	$4,696	$18,130	$17,120

Adjustments
Potential stock issuance and financing transactions	-	-	-	259
Loss on foreign currency transactions	30	127	356	68
Equity compensation	1,033	767	2,939	2,154
Adjusted EBITDA (non-GAAP)	$5,510	$5,590	$21,425	$19,601

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Supplemental Operating Results on a Non-GAAP Basis (Continued)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

GAAP net income	$2,259	$2,746	$10,230	$10,460
Adjustments
Potential stock issuance and financing transactions	-	-	-	259
Loss on foreign currency transactions	30	127	356	68
Equity compensation	1,033	767	2,939	2,154
Tax impact from normalized rate	(119)	(238)	(257)	(603)
Adjusted net income (non-GAAP)	$3,203	$3,402	$13,268	$12,338

GAAP diluted net earnings per share	$0.30	$0.35	$1.34	$1.31
Adjustments
Potential stock issuance and financing transactions	-	-	-	$0.03
Loss on foreign currency transactions	$0.01	$0.01	$0.05	$0.01
Equity compensation	$0.13	$0.09	$0.38	$0.27
Tax impact from normalized rate	$(0.02)	$(0.03)	$(0.04)	$(0.08)
Adjusted diluted net earnings per share (non-GAAP)	$0.42	$0.42	$1.73	$1.54

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024
Cash provided by (used in):
Operating activities	$7,520	$7,807
Investing activities	$(1,398)	$(1,589)
Financing activities	$(9,471)	$(9,135)

Operating Activities

Operating activities provided $7.5 million of cash for the thirty-nine weeks ended September 27, 2025 as compared to providing $7.8 million in the comparable prior-year period. The major components of cash provided by operating activities in the thirty-nine weeks ended September 27, 2025 and the comparable prior-year period are as follows: net income, and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, accrued expenses and accrued payroll and related costs, and deferred revenue.

For the thirty-nine weeks ended September 27, 2025, the Company experienced net income of $10.2 million compared to $10.5 million for the comparable prior-year period. An increase in accounts receivables and contract assets in the thirty-nine weeks ended September 27, 2025, used $5.2 million of cash, after also using also $5.2 million in the comparable prior-year period. Accounts receivables for the thirty-nine weeks ended September 27, 2025, experienced normal fluctuations in the Company’s EPC projects and procedural delays in payment from two of the Company’s school clients in its Healthcare segment.

While highly variable, the Company’s transit accounts payable typically exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business. The net of transit accounts payable and transit accounts receivable was a net payable of $7.2 million as of September 27, 2025 and a net payable of $16.5 million as of December 28, 2024, using $9.3 million of cash during the thirty-nine weeks ended September 27, 2025. The net of transit accounts payable and transit accounts receivable was a net payable of $21.9 million as of September 28, 2024 and a net payable of $22.2 million as of December 30, 2023, using $0.3 million of cash during the thirty-nine weeks ended September 28, 2024. The decrease to net transit payable as of September 27, 2025 was due to normal fluctuations associated with several large, multiyear EPC projects. In a typical EPC contract, the Company receives significant cash upfront to fund equipment procurement and construction subcontractors throughout the project.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Prepaid expenses and other current assets provided cash of $2.9 million for the thirty-nine weeks ended September 27, 2025 as compared to using $0.5 million of cash for the comparable prior-year period. The Company typically attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets generally tend to increase at the end of a fiscal year and decrease during the first three quarters of the following fiscal year.

A decrease in accounts payable and accrued expenses used cash of $0.1 million for the thirty-nine weeks ended September 27, 2025 as compared to using $0.8 million for the comparable prior-year period. The Company attributes these changes to typical fluctuations in the normal course of business.

Changes in accrued payroll and related costs provided $2.9 million for the thirty-nine weeks ended September 27, 2025 as compared to providing $0.4 million for the comparable prior-year period. There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year. A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year. The Company’s last major payroll for the thirty-nine weeks ended September 27, 2025 was paid on September 19, 2025.

The Company’s deferred revenue balance as of September 27, 2025 was $6.2 million, compared to $4.1 million as of December 28, 2024, providing cash from operations of $2.1 million for the thirty-nine weeks ended September 27, 2025. The increase was associated with upfront payments for future labor associated with the Company’s EPC contracts.

Investing Activities

Investing activities used $1.4 million for the purchase of property and equipment in the current period as compared to using $1.6 million in the comparable prior-year period. The primary reason for the decrease was the nearly completed implementation of the Company’s new ERP software system.

Financing Activities

Financing activities used $9.5 million of cash for the thirty-nine weeks ended September 27, 2025, compared to using $9.1 million in the comparable prior-year period. The Company made net payments under its line of credit of $3.4 million during the thirty-nine weeks ended September 27, 2025 as compared to making net payments of $0.3 million in the comparable prior-year period. The Company used $5.1 million to purchase shares of its common stock during the thirty-nine weeks ended September 27, 2025 as compared to using $7.8 million during the thirty-nine week period ended September 28, 2024. During the thirty-nine weeks ended September 27, 2025, the Company used $0.9 million to retire shares of vested equity grants, the proceeds of which were used to pay withholding taxes upon the vesting of equity grants, as compared to using $1.3 million in the comparable prior year period. The Company generated cash of $0.6 million from sales of shares from its equity plans for the current period and $0.7 million for the comparable prior-year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin or (ii) the agent bank’s prime rate generally borrowed over shorter durations. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn. Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the thirty-nine weeks ended September 27, 2025 and September 28, 2024 were 6.2% and 6.8%, respectively.

All borrowings under the Fifth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of September 27, 2025, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of September 27, 2025 and December 28, 2024 were $31.5 million and $35.0 million, respectively. There were letters of credit outstanding at September 27, 2025 and December 28, 2024 for $13.1 million and $7.4 million, respectively. At September 27, 2025 and December 28, 2024, the Company had availability for additional borrowings under the Revolving Credit Facility of $20.4 million and $22.6 million, respectively.

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

The Company’s liquidity and capital resources as of September 27, 2025, included accounts receivable and contract assets and total current asset balances of $83.2 million and $94.9 million, respectively. Current liabilities were $48.0 million as of September 27, 2025 and were exceeded by total current assets by $46.9 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations. As of September 27, 2025, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

The Company is exposed to various asserted claims as of September 27, 2025, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of September 27, 2025, the Company had accrued $0.4 million for asserted claims.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through August 2030. Certain leases are subject to escalation clauses based upon changes in various factors.

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2025 (After September 27, 2025)	$356	$250
2026	1,328	886
2027	1,135	387
2028	1,012	-
2029	665	-
Thereafter	1,168	-

Total lease payments	$5,664	$1,523
Less: imputed interest	(747)	(68)
Total	$4,917	$1,455

Future Contingent Payments

As of September 27, 2025, the Company had one acquisition agreement whereby additional contingent consideration may be earned by the sellers: effective September 30, 2018, the Company acquired certain assets of Thermal Kinetics Engineering, PLLC and Thermal Kinetics Systems, LLC. The Company estimates future contingent payments at September 27, 2025 as follows:

Total
Payable in fiscal 2025	$212
Thereafter	$0

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates. The Company estimates future contingent consideration payments based on forecasted performance and recorded the fair value of those expected payments as of September 27, 2025. Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of September 27, 2025, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Based on the Company’s variable-rate line of credit balances during the thirty-nine weeks ended September 27, 2025, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.3 million. The Company does not expect any material loss with respect to its investment portfolio.

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

Evaluation of Disclosure Controls and Procedures

As of September 27, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended September 27, 2025, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None of the Company’s directors and officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 27, 2025.

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

RCM Technologies, Inc.

Date: November 6, 2025	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: November 6, 2025	By: /s/ Kevin D. Miller
Kevin D. Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)