Form 10-K
period 2026-01-03
RCM TECHNOLOGIES, INC.
filed 2026-04-03
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-10245

RCM TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada		95-‐1480559
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey		08109-4613
(Address of Principal Executive Offices)		(Zip Code)

Registrant's telephone number, including area code:		(856) 356-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered

Common Stock, par value $0.05 per share	RCMT	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:		None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  (See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act).  (Check one):

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $99.4 million based upon the closing price of $23.11 per share of the registrant’s common stock on June 27, 2025, on The NASDAQ Global Market.  For purposes of making this calculation only, the registrant included all directors, executive officers, and beneficial owners of more than 5% of the registrant’s common stock as affiliates.

The number of shares of the registrant’s common stock (par value $0.05 per share) outstanding as of April 2, 2026: 7,024,377.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) are incorporated by reference into Items 10, 11, 12, 13, and 14 in Part III of this Annual Report on Form 10-K. If the 2026 Proxy Statement is not filed by May 4, 2026 (the first business day following the day that is 120 days after the last day of the registrant’s 2025 fiscal year), an amendment to this Annual Report on Form 10-K setting forth this information will be duly filed with the Securities and Exchange Commission.

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

ITEM 1. BUSINESS

General

RCM Technologies, Inc. is a premier provider of business and technology solutions designed to enhance and maximize its customers' operational performance. The Company provides these services through the deployment of specialty healthcare, engineering, life sciences, information technology services, data management and solutions. For over 50 years, the Company has developed and assembled an extensive portfolio of capabilities, service offerings, and delivery options with world-class technical talent in key end markets and high-growth industries. This combination, paired with RCM’s efficient pricing structure and global reach, offers clients a compelling value proposition.

RCM consists of three operating segments: Specialty Health Care, Engineering, and Life Sciences, Data and Solutions (LS&D).

●

The Specialty Health Care segment provides staffing solutions, including medical healthcare professionals, health information management professionals, nurses, paraprofessionals, physicians, and therapists for many of the largest healthcare institutions and school districts across the United States. The segment also provides teletherapy services targeting the education sector with an emphasis on behavioral health.

●

The Engineering segment provides a comprehensive portfolio of engineering and design services across three verticals: (1) Energy Services, (2) Process & Industrial, and (3) Aerospace. The segment also offers a complementary suite of consulting solutions and services to augment its engineering portfolio, including design and supply of high-quality engineered process solutions and equipment, data management, technical writing and digital documentation across marine, locomotive, transportation and aerospace markets, integrated design and construction, and engineering, procurement and construction management (“EPC”), as well as demand side management/energy conservation services. The business segment staffs engineers to design and build critical infrastructure projects for clients with international coverage.

●

The Life Sciences, Data and Solutions segment specializes in offering a wide range of services, including enterprise business solutions, application development and support, IT infrastructure deployment and management, and technology and business solutions tailored for the Life Sciences industry and other specific verticals. Additionally, LS&D provides data solutions, digitization, human capital management solutions, and innovative uses of technology to optimize business operations, ranging from process automation to advanced techniques deploying artificial intelligence (“AI”). Our industry-leading Managed Service Offering demonstrates the value of collaborating with customers to foster quality improvements in a seamless, integrated function.

The Company services some of the largest national and international companies in North America, as well as a lengthy roster of Fortune 1000 and mid-sized global businesses in such industries as Aerospace/Defense, Educational Institutions, the Energy Sector, Financial Services, Healthcare, Life Sciences, Manufacturing & Distribution, the Public Sector, and Technology. RCM sells and delivers its services through a network of approximately 27 offices in selected regions throughout North America and Europe. The Company has staffed key personnel to design and build internationally recognized critical infrastructure projects and retained strategic partners and client accounts for decades.

During the fiscal year ended January 3, 2026, approximately 51.4% of RCM’s total revenue was derived from Specialty Health Care services, 37.7% from Engineering services, and the remaining 10.9% from Life Sciences, Data and Solutions.

Industry Overview

Businesses today face intense competition, the challenge of constant technological change, and the ongoing need to optimize business processes. To address these issues and compete more effectively, companies are continually evaluating the need to implement innovative solutions to upgrade their systems, applications, and processes. As a result, an organization's ability to integrate and align advanced technologies with new business objectives is critical to operational excellence.

ITEM 1. BUSINESS (CONTINUED)

Industry Overview (Continued)

In the healthcare services industry, a shortage of nurses and other medical personnel in the United States has led to increases in business activity for healthcare service companies, including the Company’s Specialty Health Care group. Due in part to an aging population and improved medical technology, the demand for selected health care professionals is expected to continue over the next several years, with an emphasis on leveraging technology to expand access to care. The increased adoption of telemedicine, an area in which the Specialty Health Care group has developed new service offerings, is a primary example. In addition, public educational institutions are outsourcing their requirements for school nurses, therapists, and paraprofessionals to lower costs, and this trend is expected to continue and grow. Various factors, including the COVID pandemic, technological advances, and patient habits, have also altered patterns of healthcare delivery, with newer models, such as telemedicine, gaining traction. Given federal and state regulatory changes as well as private insurer reimbursement methods, utilization of telemedicine services increased significantly. U.S. Centers for Disease Control and Prevention researchers stated that maintaining telehealth expansion remains critical to providing access to care. It is expected that the total addressable market opportunity will continue to expand. Expanding access to behavioral health and mental well-being is also a priority for public health officials. Increasing and maintaining access to proper care remains a top priority, and the market opportunity for these services is expected to continue to grow.

The Company’s Engineering group remains focused on areas of growth, primarily in utility/electric power, aerospace, marine and transportation, commercial and industrial, oil and gas, and biofuel industries. Given the current composition of its customer base, the Engineering group’s performance is well balanced between its three segments. In recent years, many electric utilities have prioritized transitioning their power generation assets to cleaner energy sources. Much of this transformation is being driven by investments in renewable energy. The Energy Information Administration (“EIA”) estimates that 38% of the United States’ electric generation capacity will be comprised of wind and solar assets by 2050. This expansion will require extensive investment in the nation’s transmission infrastructure to interconnect these renewable resources to the energy grid.  Projects of this scale will require engineering and design expertise, as well as the utilization of integrated design and EPC services. The Company believes its Process and Industrial group is positioned well to serve its market. Companies in the chemical industry are reprioritizing spending toward decarbonization technologies, with many U.S. chemical companies expecting to place greater emphasis on renewable feedstocks and new carbon-recycling technologies. The Company believes its process engineering services can play a vital role across this multibillion-dollar opportunity.

Companies increasingly leverage a mix of on-premises, cloud, and hybrid IT infrastructure to optimize operations and remain agile in a rapidly evolving technology landscape. Many organizations are transitioning to cloud-based solutions for scalability, cost-effectiveness, and flexibility while maintaining some on-premises infrastructure for critical or sensitive applications. LS&D’s hybrid approach allows companies to balance control and security with the benefits of cloud resources.

To help companies manage their IT infrastructure effectively, RCM is helping them adopt advanced automation and AI tools to monitor, manage, and optimize their systems. Automation reduces manual intervention, speeds up operations, and improves efficiency, while AI is used for predictive analytics, anomaly detection, and improved decision-making.

Ultimately, as technology evolves, businesses will continue to adapt by embracing more flexible, scalable, and intelligent IT infrastructures that can handle the complexities of a digital-first world while staying resilient against security threats and technological disruptions.

ITEM 1. BUSINESS (CONTINUED)

Business Strategy

The Company provides solutions to meet its clients’ business needs by delivering specialty healthcare, engineering, life sciences, data and solutions. The Company’s objective is to remain a recognized leader of specialized professional staffing, consulting services and solutions in major markets throughout North America and select international markets. The Company adopts operating strategies to achieve this objective. The following is a discussion of the key elements of its growth and operating strategies:

Growth Strategy

Promote Full Life Cycle Solution Capability

The Company offers a full life-cycle solution to its customers. The goal of the full life cycle solution strategy is to fully address a client’s project implementation cycle at each stage of its design, development, and deployment. This entails the Company working with its clients from the initial conceptualization of a project through its design and execution, and extending into ongoing management and support of the delivered product. RCM’s strategy is to build projects and integrated solutions offerings selectively, utilizing its extensive resource base.

The Company believes that the effective execution of this strategy will generate improved margins on its existing resources. The completion of this service offering continuum is intended to afford the Company the opportunity to strengthen long-term client relationships, thereby further contributing to a more predictable revenue stream.

In addition to a full life-cycle solution offering, the Company continues to focus on transitioning to higher-value services to increase margins across its service lines and generate more sustainable revenue. The Company believes this transition is accomplished by pursuing additional vertical-market-specific solutions in conjunction with, or in combination with, longer-term solutions, expanding its global client relationships, and pursuing strategic alliances and partnerships.

Achieve Internal Growth

The Company continues to promote its internal growth strategies, which are designed to better serve its customers, generate higher revenue, and achieve greater operating efficiency. Every division of the Company continuously focuses on services and on diversifying its client portfolio. Business units are collaborating to penetrate and service accounts as sales teams increase their activity levels. This enables clients to be supported by specialists in their areas of need while RCM productivity increases.

RCM provides an orientation program in which sales managers and professionals receive relevant information about the Company’s operations.

RCM has adopted an industry-centric approach to sales and marketing. This initiative assumes that clients in the same industry sectors tend to share common business challenges. It therefore allows the Company to deliver enhanced value to clients in the vertical markets where RCM has amassed the most experience. RCM’s consultants continue to gain project experience, providing differentiated insight into the business challenges clients in that industry face. This alignment also facilitates and creates additional innovative cross-selling opportunities. The Company believes this strategy will lead to greater account penetration, strategic partnerships, and enhanced client relationships.

Operational strategies contributing to RCM’s internal productivity include delineating new solution practice areas in markets where its clients had historically known the Company as a contract service provider. The formation of these new practice areas facilitates the flow of project opportunities and the delivery of project-based solutions.

ITEM 1. BUSINESS (CONTINUED)

Growth Strategy (Continued)

Pursue Selective Strategic Acquisitions

The industries in which the Company operates remain highly fragmented, and the Company plans to continue selectively assessing opportunities for strategic acquisitions as they arise. The Company's acquisition strategy is designed to broaden its service offerings and technical competencies, and to grow its full-life-cycle solution capabilities. In considering acquisition opportunities, the Company focuses principally on companies with (i) technologies or market segments RCM has targeted for strategic value enhancement, (ii) margins that are accretive to existing margins, (iii) experienced management personnel, (iv) substantial growth prospects, and (v) sellers who desire to join the Company’s management team. To retain and incentivize management of its acquired companies, the Company has generally structured a significant portion of the acquisition price as multi-tiered consideration based on the acquired company's growth in operating profitability over a two-to-four-year period.

Operating Strategy

Develop and Maintain Strong Customer Relationships

The Company seeks to develop and maintain strong cross-functional customer relationships by anticipating and focusing on its customers’ needs. The Company emphasizes a relationship-oriented, partnership-based approach to business, rather than the transaction- or assignment-oriented approach that the Company believes many of its competitors use. This industry-centric strategy is designed to allow RCM to further expand its relationships with clients in its targeted sectors.

To develop close customer relationships, the Company’s practice managers and/or salespeople regularly meet with both existing and prospective clients to identify areas of need, help design solutions, and identify the resources needed to execute their strategies. The Company’s managers also maintain close communication with their customers during each project and on an ongoing basis after its completion. The Company believes that this relationship-oriented approach can result in greater customer satisfaction. Additionally, the Company believes that by collaborating with its customers to design business solutions, it can generate new opportunities to cross-sell its additional services. The Company focuses on providing customers with qualified individuals or teams of experts aligned with their business needs and makes a concerted effort to monitor the progress of these relationships to ensure their continued success.

Attract and Retain Highly Qualified Consultants and Technical Resources

The Company believes it has been successful in attracting and retaining highly qualified consultants and contractors by (i) providing stimulating and challenging work assignments while fostering a culture of innovation, (ii) offering competitive wages, (iii) effectively communicating with its candidates, (iv) providing selective training to maintain and upgrade skills and (v) aligning the needs of its customers with appropriately skilled personnel. The Company believes it has been successful in retaining these personnel, in part, due to its use of practice managers who are dedicated to maintaining contact with and monitoring the satisfaction levels of the Company’s consultants and contractors while they are on assignment.

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

●

Correctional Healthcare Staffing: Staffing services for local, state, and federal correctional facilities, providing screening, onboarding, and employee assessments, as well as employee and inmate vaccination and treatment services.

●	Health Information Management: Provide healthcare organizations with experienced medical coding professionals who manage staffing shortages, backlogs, vacation coverage, and long-term coding support.

●	Nursing Services: Provides nurse placement and staffing services in healthcare facilities, schools, hospitals, and correctional facilities.

●	Physicians and Advanced Practice: Our national locum tenens (temporary practitioner) practice specializes in placing physicians, physician assistants, and nurse practitioners.

●	School Staffing and Recruitment: Provides full-time and part-time nurse employment services for school districts across the country. The Company also offers other healthcare professionals to perform school evaluations and treat students, including occupational and physical therapists, speech-language pathologists, and special education support services, as well as registered behavioral technicians to support students’ individualized education plans and behavioral health needs.

●

Telepractice: The Company’s teletherapy solution is an evidence-based service delivery option for students to receive Special Education services such as Speech-Language Therapy, Occupational Therapy, Physical Therapy, Behavioral and Mental Health services, and other healthcare services through an online platform.

Maintaining telemedicine utilization has become and remains critical to providing necessary access to care. Expanding access to behavioral health and mental wellness services is also a priority for many public health officials. The Company’s School Services and Telepractice offerings are well-positioned to provide solutions in these priority areas, as the market opportunity for these services is expected to continue to grow.

As of January 3, 2026, the Company assigned approximately 3,825 specialty healthcare services personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Engineering

RCM provides a full range of Engineering services, including Project Management Engineering, Integrated Design Engineering, Transmission & Distribution Power Delivery, Engineering Analysis, Engineering-Procurement-Construction, Configuration Management, Hardware/Software Validation & Verification, Quality Assurance, Technical Writing & Publications, Manufacturing Process Planning & Improvement, and 3D/BIM Integrated Design. Engineering services are provided at the site of the client or at the Company’s own facilities.

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

●

Aerospace Services: Provides engineering and technical services to the aerospace & defense industry. According to the Congressional Budget Office (“CBO”), the Department of Defense plans to spend over $1 trillion in procurement-related aviation expenditures over the next three decades. Given RCM’s customer account relationships with several of the largest defense prime contractors, the Company believes there is ample opportunity for engineering services and technical publication work, including production and procurement engineering services, as well as sustainment and development program publication services, data management, and digital solutions.

●

Process & Industrial Services: Provides engineering services to the industrial, chemical, commercial, and oil and gas industries in the United States, Europe, and Canada. With many chemical companies in the U.S. reprioritizing spending toward decarbonization technologies, they are expected to place an emphasis on renewable feedstocks and new carbon-recycling technologies. The Company believes its process engineering services and specialized hydrogen capabilities can play a vital role across this multibillion-dollar opportunity.

The Company provides its engineering services through several multi-disciplinary delivery methods. These include managed tasks and resources, complete project services, outsourcing, both on and off-site, and a full complement of resourcing alternatives.

As of January 3, 2026, the Company assigned approximately 495 engineering and technical personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Life Sciences, Data and Solutions

The Company’s Life Sciences, Data and Solutions segment is an integrated group of business units providing comprehensive solutions through Managed Services, Project, and On-Demand Staffing Support delivery models. With physical locations in the United States, Canada, Puerto Rico, and the Philippines, our LS&D segment provides solutions on a global scale in the areas of Financial, Human Capital Management, Technical, Manufacturing, Commercialization, Data Warehouse, and Distribution. Specialized project solutions include, but are not limited to, the following areas:

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

RCM’s sector knowledge coupled with technical and business process experience enables the Company to provide strategic planning, project execution and management and support services throughout the entire project life cycle. RCM has successfully completed multimillion-dollar projects in a variety of industry verticals using time-tested methodologies that manage strict budgets, timelines and quality metrics.

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

The Company provides its life sciences, data and solutions through several flexible delivery methods.  These include management consulting engagements, project management of client efforts, business process outsourcing, project implementation of client initiatives, recruiting process outsourcing, both on and off site, and a full complement of human capital management solutions and resourcing alternatives.

As of January 3, 2026, the Company assigned approximately 225 Life Sciences, Data, and Solutions personnel to its customers.

ITEM 1. BUSINESS (CONTINUED)

Branch Offices

The Company’s organization consists of 26 branch offices located in the United States, Canada, Germany, Philippines, Puerto Rico and Serbia. The locations and services of each of the branch offices are set forth in the table below.

LOCATION	NUMBER OF OFFICES	SERVICES PROVIDED(1)
United States
Alabama	1	HC
Arizona	1	HC
California	2	HC
Connecticut	1	E
Florida	2	HC, E
Hawaii	1	HC
Illinois	1	HC
Massachusetts	1	HC
New Jersey	2	E, LS&D
New York	3	E, HC
Rhode Island	1	E
Tennessee	1	HC
Texas	1	HC
	18

Canada	1	E

Germany	1	E

Netherlands	1	E

Philippines	1	HC, E, LS&D

Puerto Rico	1	E, LS&D

Serbia	3	E, LS&D

(1) Services provided are abbreviated as follows:
E	- Engineering
HC	- Specialty Health Care
LS&D	- Life Sciences, Data and Solutions

The Company is headquartered in the United States, and its segments operate in the United States, Canada, Germany, the Netherlands, the Philippines, Puerto Rico, and Serbia.

ITEM 1. BUSINESS (CONTINUED)

International Operations

The Company operates its international business in Canada, Germany, Philippines, Puerto Rico and Serbia. For the fiscal year ended January 3, 2026, approximately 9.1% of the Company’s revenue was generated outside the United States. There are certain risks inherent in conducting business internationally including: the imposition of trade barriers, the enactment of tariffs, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws (including without limitation the U.S. Foreign Corrupt Practices Act), changes in legal or regulatory requirements, including as to laws and regulations governing economic and trade sanctions, difficulties in staffing and managing foreign operations, complex and uncertain employment environments, political instability and potentially adverse tax consequences. Our operations in Serbia could be adversely affected by the current conflict between Ukraine and Russia, with which Serbia has substantial ties. Should sanctions against Russia affect Russia in a way that causes adverse economic consequences to Serbia, or if such sanctions were to be extended to countries that might be considered to be in alignment with Russia, thus could have a negative impact on our employees or operations both within and outside Serbia. To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

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

ITEM 1. BUSINESS (CONTINUED)

Key Customers

The Company has established long-term relationships with many of its customers across each of its business segments. The Company’s emphasis on client retention has resulted in repeat business from many of its largest strategic accounts. During the fiscal year ended January 3, 2026, the Company had two customers exceed 10% of consolidated revenue, representing 20.8% and 13.6% of consolidated revenue. The Company’s five, ten and twenty largest customers accounted for approximately 51.0%, 64.9% and 75.0%, respectively, of the Company’s revenue for the fiscal year ended January 3, 2026.

Other Information

Safeguards - Business, Disaster and Contingency Planning

The Company has implemented several safeguards to protect the Company from various system-related risks, including Redundant Telecommunications and server systems architecture, multi-tiered server and desktop backup infrastructure, and data center physical and environmental controls. In addition, the Company has developed disaster recovery/business continuity procedures for all offices.

Given the significant amount of data generated in the Company’s key processes, including recruiting, sales, payroll, and customer invoicing, the Company has established redundant procedures that function daily within the Company’s primary data center, a third-party Internet Data Center (IDC). This redundancy should mitigate risks of hardware, application, and data loss by using live differential backups of servers and desktops to Storage Area Network (SAN) devices on its backup LAN, culminating in off-site tape storage at an independent facility. Controls within the data center environment ensure that all systems are proactively monitored and data is properly archived.

Additionally, the Company has contracted and brokered strategic relationships with third-party vendors to meet its recovery objectives in the event of system disruption. For example, comprehensive service-level agreements for the Company’s data circuits and network devices guarantee minimal outages, as well as network redundancy and scalability.

The Company’s ability to protect its data assets from damage caused by fire, power outages, telecommunications failures, and facility breaches is critical. To address potential cybersecurity threats, the Company uses a third-party mail management service to filter all emails destined for the RCMT domain before being delivered to the corporate mail servers. The service has also been deployed to safeguard the enterprise from malicious internet content. The deployment of virus, spam, and patch management controls extends from the perimeter network to all desktops and is centrally monitored and managed. In addition to virus and malware controls, an Intrusion Protection System (IPS) monitors and alerts on changes in network traffic patterns and known malicious signatures.

The Company maintains a disaster recovery plan that outlines recovery time/point objectives (RTO/RPO), the organization structure, roles, and procedures, including site-specific disaster plans for all of its key operating offices. Corporate IT personnel regulate the maintenance and integrity of backed-up data throughout the Company.

The IDC provides the Company with a robust data center environment, including redundant HVAC, commercial power feeds, ten 2000kW diesel generator sets, and five 10,000-gallon above-ground fuel oil storage tanks to provide standby power and dry-pipe fire suppression. In addition, the IDC provides 24/7 security staffing, closed-circuit monitors, secure-card key access, biometrics scanners, mantraps, and alarmed doors.

ITEM 1. BUSINESS (CONTINUED)

Competition

The market for Healthcare, Engineering and Life Sciences, Data and Solutions is highly competitive and is subject to rapid change. As market demand has shifted, many software companies have adopted strategies to pursue services and consulting offerings, making them direct competitors when, in the past, they may have been alliance partners. Primary competitors include participants from a variety of market segments, including publicly and privately held firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, facilities management companies, general management consulting firms, and staffing companies. In addition, the Company competes with its clients’ internal resources, particularly where these resources represent a fixed cost for the client. Such competition may impose additional pricing pressures on the Company.

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

Seasonality

The Company’s operating results can be affected by the seasonal fluctuations in client expenditures. Expenditures in the Engineering and Life Sciences and Data and Solutions segments can be negatively affected during the first quarter of the year, when clients are finalizing their budgets. Quarterly results generally fluctuate depending on, among other things, the number of billing days in a quarter and the seasonality of clients’ businesses. The business is also affected by holiday and seasonal vacation timing, generally resulting in lower revenue and gross profit in the fourth quarter of each year, even after accounting for non-seasonal factors. Extreme weather conditions may also affect demand in the first and fourth quarters of the year as certain clients’ facilities are in geographic areas subject to closure or reduced hours due to inclement weather. The Company generally experiences an increase in its cost of sales and a corresponding decrease in gross profit and the gross margin percentage in the first and second fiscal quarters of each year due to the resetting of certain state and federal employment tax rates and related salary limitations. Also, the Company’s Specialty Health Care segment typically experiences a significant decline in revenue due to the substantial closure of one of its largest customers, the New York City Department of Education, and other educational institution clients during the third quarter, as these clients observe summer recess.

Government Regulations

The Company is a consulting firm and employment service provider and is generally subject to one or more of the following types of government regulation: (1) regulation of the employer/employee relationship between a firm and its employees, including tax withholding or reporting, social security or retirement, benefits, workplace compliance, wage and hour, anti-discrimination, immigration and workers’ compensation, (2) registration, licensing, record keeping and reporting requirements, and (3) federal contractor compliance. The Company believes it is in material compliance with all employee-related statutes.

Intellectual Property

Management believes the RCM Technologies, Inc.’s name is extremely valuable and important to its business. The Company endeavors to protect its intellectual property rights and to maintain certain trademarks, trade names, service marks, and other intellectual property rights, including The Source of Smart Solutions® and Industries of Tomorrow, Today™, for which a trademark application has been submitted. The Company is not currently aware of any infringing uses or other conditions that would be reasonably likely to materially and adversely affect the Company’s use of its proprietary rights.

ITEM 1. BUSINESS (CONTINUED)

Human Capital

Our employees and contractors (together, our "workforce") are the Company's most valuable resources for current and future success. We promote an environment that ensures safety, encourages diversity and inclusion, fosters growth and self-development, and provides meaningful work. All employees contribute to our success through attractive, aligned rewards. Notable programs we offer to our full-time employees include:

●	Compensation packages that are market competitive, considering the location and responsibilities of the role;
●	The majority of full-time, salaried employees are eligible for incentive-based compensation such as performance bonuses and commissions;
●	High-quality employer-sponsored health insurance;
●	Access to numerous other employer-sponsored and employee-sponsored benefit plans;
●	Employer 401(k) matching contributions;
●	Employee stock purchase plan (at least a 15% discount to market value at the time of purchase)

Our recruiting teams use internal and external resources to recruit highly skilled and talented workers, and we encourage and reward workforce referrals for open positions.

In addition to our comprehensive investment in our workforce success, we strive to maintain an inclusive environment that values and leverages the uniqueness of each person to the benefit of all our stakeholders. We view the combination of diverse perspectives and backgrounds as a powerful force for innovation. To promote diversity and our core principles, we emphasize dignity, value, and the equality of all members, regardless of race, color, religion, age, gender, or sexual orientation, through our actions and workplace training programs. We continually strive to harness the diversity of our global workforce by cultivating a climate that permits all of our workforce to bring their authentic selves to work every day.

The health and safety of our workforce are also a top priority. We have implemented appropriate procedures and precautions to ensure the continued safety and well-being of our workforce. We strive to comply with all federal and local workplace laws and regulations where we do business. We are always looking for ways to exceed compliance standards by applying continuous improvement discipline to proactively eliminate workplace risks.

The Company believes promoting engagement and empowering its workforce drives better business results. As a result, the Company believes it has an "open door" culture in which every member of its workforce is comfortable expressing ideas for improving the Company and its performance. Our culture has led to action plans at all levels of the organization and drives continuous conversations about the things that matter most to our workforce and their teams.

The Company's employees and contractors are generally divided into four groups: 1) Nonbillable employees; 2) Billable salaried employees; 3) Billable hourly long-term employees; 4) Billable hourly short-term employees and contractors.

Nonbillable employees are primarily full-time and salaried.  These positions include, but are not limited to, executives, managers, general administration, finance, accounting, account managers, recruiters, credentialers, etc. These employees are not billed to clients.  As of January 3, 2026, the Company employed approximately 385 nonbillable employees.  The expense for these employees is included in the Company's selling, general, and administrative expenses in its income statements.

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

Billable hourly long-term employees have very high utilization, typically in the 90% to 100% range. For most of these employees, our goal is near 100% utilization. They are hired with the idea that we want them to work on multiple assignments, either in succession or simultaneously. Billable hourly short-term employees have nearly 100% utilization. They are typically hired for one assignment, and upon completion, they terminate.

As of January 3, 2026, our billable workforce comprised approximately 3,825 Specialty Health Care services personnel, 495 Engineering and Technical personnel, and 225 Life Sciences, Data and Solutions personnel assigned by the Company to work on client projects or assignments for various periods. None of the Company's employees are party to a collective bargaining agreement.

The Company conducts business globally but is principally concentrated in North America, Europe and the Philippines. As of January 3, 2026, the Company's workforce breaks out as follows:

●	United States and Puerto Rico: approximately 225 nonbillable and 4,370 billable
●	International (Canada, Europe and the Philippines): approximately 160 nonbillable and 175 billable

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

The Company has adopted a Code of Conduct applicable to all its directors, officers and employees. In addition, the Company has adopted a Code of Ethics, within the meaning of applicable SEC rules, applicable to its Chief Executive Officer, Chief Financial Officer and Controller. Both the Code of Conduct and Code of Ethics are available, free of charge, by sending a written request to the Company’s Corporate Secretary. If the Company makes any amendments to either of these Codes (other than technical, administrative, or other non-substantive amendments), or waives (explicitly or implicitly) any provision of the Code of Ethics to the benefit of its Chief Executive Officer, Chief Financial Officer or Controller, it intends to disclose the nature of the amendment or waiver, its effective date and to whom it applies in the investor relations portion of the website, or in a report on Form 8-K filed with the SEC.

ITEM 1A. RISK FACTORS

The Company’s business involves a number of risks, some of which are beyond its control. The risk and uncertainties described below are not the only ones the Company faces. Set forth below is a discussion of the risks and uncertainties that management believes to be material to the Company.

Economic Trends

Adverse global economic conditions, when they occur, may create conditions such as increases in inflation, higher interest rates, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and volatility in credit, equity and fixed income markets. Any or all of these developments can negatively affect the Company’s business, operating results or financial condition in several ways. For example, current or potential customers may be unable to fund capital spending programs, new product launches of other similar endeavors whereby they might procure services from the Company, and therefore delay, decrease or cancel purchases of services or not pay or delay paying for previously purchased services. In addition, these conditions may cause the Company to incur increased expenses or make it more difficult either to utilize existing debt capacity or otherwise obtain financing for operations, investing activities (including the financing of any future acquisitions), or financing activities, all of which could adversely affect the Company’s business, financial condition and results of operations.

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

Seasonality of Business

As described in “Item 1. Business,” our operating results are subject to seasonal fluctuations, with reduced demand often occurring during the first quarter of the year when clients are finalizing their engineering and life sciences, data and solutions budgets, and during periods in which there are a substantial number of holidays and seasons vacations. In particular, our school customers significantly reduce activity during the third quarter, when schools are closed for summer recess. Our operating results for any given period may fluctuate because of the timing of holidays, vacations and other events, and if we were to experience unfavorable performance during periods in which we would otherwise expect to have high seasonal demand, we may have limited ability to make up for such performance during periods of seasonally lower demand.

ITEM 1A. RISK FACTORS (CONTINUED)

Events Affecting Significant Customers

As disclosed in “Item 1. Business,” during the fiscal year ended January 3, 2026, the Company had two customers exceeding 10% of consolidated revenue, representing 20.8% and 13.6% of consolidated revenue. The Company’s five, ten and twenty largest customers accounted for approximately 51.0%, 64.9% and 75.0%, respectively, of the Company’s revenue for the fiscal year ended January 3, 2026. The Company’s customers may be affected by the current state of the economy or developments in the credit markets or may engage in mergers or similar transactions. In addition, customers may choose to reduce the business they do with the Company for other reasons or no reason. The Company could also be materially impacted by actions of prime contractors whereby the Company derives revenue through a subcontractor relationship. Should any significant customers experience a downturn in their business that weakens their financial condition or merge with another company or otherwise cease independent operation, or limit their relationship with us, it is possible that the business that the customer does with the Company would be reduced or eliminated, which could adversely affect the Company’s business, financial condition and results of operations.

Subcontractors, Transit Accounts Receivable and Transit Accounts Payables Related to Construction Management Contracts

The Company’s Engineering segment has entered arrangements to provide construction management and engineering services to customers under which arrangements the Company then engages subcontractors to provide the construction services. Ultimately, as a primary contractor, the Company is responsible for the nonperformance or negligence of its subcontractors, whom the Company requires to be adequately insured and to issue performance bonds for their assignment. Should a subcontractor not perform or act negligently and should there be inadequate insurance or performance bonds in place, the Company might not be able to mitigate its primary liability to the customer, and the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, while payments to subcontractors typically are due from the Company only after the Company receives payment from the ultimate customer, the Company faces the risk that, should a customer not pay the Company, or should a subcontractor demand payment from the Company prior to the Company’s receipt of payment from its customer, the Company’s business, financial condition and results of operations could be materially adversely affected.

Dependence Upon Personnel

The Company’s operations depend on the continued efforts of its officers and other executive management. The loss of key officers and members of the executive management team may cause significant disruption to the Company’s business.

The Company also depends on the performance and productivity of its local managers and field personnel. The Company’s ability to attract and retain new business is significantly affected by local relationships and the quality of service rendered. The loss of key managers and field personnel may also jeopardize existing client relationships with businesses that continue to use the Company’s services based upon past relationships with local managers and field personnel. To meet the Company’s customers' requirements, the Company must recruit and retain appropriate personnel for client assignments.

ITEM 1A. RISK FACTORS (CONTINUED)

Revolving Credit Facility and Liquidity

If the Company were unable to borrow under its Revolving Credit Facility (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities”), it may adversely affect the Company’s liquidity, results of operations and financial condition. The Company’s liquidity depends on its ability to generate sufficient cash flows from operations and, from time to time, borrowings under the Revolving Credit Facility with the Company’s agent lender Citizens Bank of Pennsylvania. The Company believes that Citizens Bank is liquid and is not aware of any current risk that they will become illiquid. However, should Citizens Bank experience limitations on its liquidity, our access to capital and thus our own liquidity could be adversely affected. At January 3, 2026, the Company had $24.7 million in borrowings under the Revolving Credit Facility outstanding and $13.2 million outstanding under letters of credit, with availability for additional borrowings under the Revolving Credit Facility of $27.1 million.

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

All borrowings under the Fifth Amended and Restated Loan Agreement remain collateralized with substantially all the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow to pay dividends. As of January 3, 2026, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Foreign Currency Fluctuations and Changes in Exchange Rates

The Company is exposed to risks associated with foreign currency fluctuations and exchange rate changes. The Company’s exposure to foreign currency fluctuations relates to operations in Canada, Germany, and Serbia, principally conducted through its Canadian, German, and Serbian subsidiaries. Exchange rate fluctuations affect the United States dollar value of reported earnings derived from the foreign operations as well as the carrying value of the Company’s investment in the net assets related to these operations. The Company does not engage in hedging activities for its foreign operations.

Changes in Tax Laws

At any time, United States federal tax laws or their administrative interpretations may change. As a result, changes in United States federal tax laws could negatively impact our operating results, financial condition and business operations, and adversely impact the Company’s shareholders. At any time, tax laws in the Company’s other jurisdictions, Canada, Germany, the Philippines, Puerto Rico, and Serbia, may also change. These tax law changes may materially impact the Company’s income tax expense.

Workers’ Compensation and Employee Medical Insurance

The Company self-insures a portion of its exposure to workers’ compensation and employees’ medical insurance losses. The Company has established reserves for workers’ compensation and employee medical insurance claims based on historical loss statistics and periodic independent actuarial valuations. Significant differences in actual experience or significant changes in assumptions may materially affect the Company’s future financial results.

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

Claims raised by clients stemming from the improper actions of temporary professionals, even if without merit, could cause the Company to incur significant rework costs or other damages. Furthermore, such claims by clients could damage the Company’s business reputation and result in the discontinuation of client relationships.

Acquisitions May Not Succeed

The Company reviews prospective acquisitions as an element of its growth strategy. The failure of any acquisition to meet the Company’s expectations, whether due to a failure to successfully integrate any future acquisition or otherwise, may result in damage to the Company’s financial performance and/or divert management’s attention from its core operations, or could negatively affect the Company’s ability to meet the needs of its customers promptly.

International Operations

The Company operates its business in Canada, Germany, the Philippines, Puerto Rico, and Serbia. For the fiscal year ended January 3, 2026, approximately 9.1% of the Company’s revenue was generated outside the United States. There are certain risks inherent in conducting business internationally including: the imposition of trade barriers, the enactment of tariffs, foreign exchange restrictions, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws (including without limitation the U.S. Foreign Corrupt Practices Act), changes in legal or regulatory requirements, including as to laws and regulations governing economic and trade sanctions, difficulties in staffing and managing foreign operations, complex and uncertain employment environments, political instability and potentially adverse tax consequences.  Our operations in Serbia could be adversely affected by the current conflict between Ukraine and Russia, with which Serbia has substantial ties. Should sanctions against Russia affect Russia in a way that causes adverse economic consequences for Serbia, or if such sanctions were to be extended to countries that might be considered aligned with Russia, this could have a negative impact on our employees or operations both within and outside Serbia. To the extent the Company experiences these risks, the business and results of operations could be adversely affected.

Tariffs or Other Restrictions Imposed on Foreign Imports by the U.S. and Related Countermeasures

If significant tariffs or other restrictions are imposed or threatened on foreign businesses by the U.S., and affected countries take related countermeasures, our business and results of operations could be adversely affected. For example, recent U.S. tariffs imposed or threatened on goods, materials, and products from countries where we do business, and any retaliatory actions taken by such countries, could reduce demand for our services, lead to customer losses, and harm our competitive position in key markets. Additionally, ongoing trade tensions and uncertainty regarding future trade policies could negatively impact global economic conditions and consumer confidence, further affecting our business and results of operations.

ITEM 1A. RISK FACTORS (CONTINUED)

Global Epidemics

As was the case with the COVID-19 pandemic and its endemic, and associated initiatives to reduce its spread, any future global pandemics or endemics could adversely affect the Company’s business and financial position. For example, public and private sector policies and initiatives to reduce the transmission of a highly transmissible disease, such as closures of schools, businesses, and manufacturing facilities, the promotion of social distancing, the adoption of working from home by companies and institutions, and travel restrictions could adversely affect demand for our services and present challenges to us in delivering these services. These impacts on our business could adversely affect our liquidity and access to capital, including our ability to draw on our line of credit.

These factors, along with payment delays, could continue to result in significant bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in labor and labor-related costs, materials, supplies, and equipment used to perform services were not passed on to our clients. In addition, we believe that to maintain or improve our financial performance, we must continue to obtain service agreements with new clients, retain and provide new services to existing clients, achieve modest price increases on current service agreements with existing clients, and/or maintain internal cost reduction strategies at our various operational levels. Furthermore, we believe that our ability to sustain the internal development of managerial personnel is an important factor impacting future operating results and the successful execution of our projected growth strategies. A future pandemic could make these objectives more difficult to attain.

Trademarks

Management believes the RCM Technologies, Inc.’s name is extremely valuable and important to its business. The Company endeavors to protect its intellectual property rights and to maintain certain trademarks, trade names, service marks, and other intellectual property rights, including The Source of Smart Solutions® and Industries of Tomorrow, Today™, for which a trademark application has been submitted. The Company is not currently aware of any infringing uses or other conditions that would be reasonably likely to materially and adversely affect the Company’s use of its proprietary rights. The Company’s success depends on its ability to obtain and maintain its intellectual property, prevent its misappropriation or infringement, maintain trade secret protection, and conduct operations without violating or infringing on the intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming, and it is often difficult, if not impossible, to predict its outcome. If the Company is involved in intellectual property litigation, its business, financial condition, and results of operations could be materially adversely affected.

Data Center Capacity and Telecommunication Links

Uninterruptible Power Supply (UPS), card key access, fire suppression, and environmental control systems protect the Company’s data center. All systems are monitored 24/7, with alerts sent via voice or email. The Company's telecommunications architecture utilizes managed private circuits from AT&T, which include redundancy and diversity.

The Company’s ability to protect its data center against damage from fire, power outages, telecommunications failures, and other disasters is critical to its business operations. To provide many of its services, the Company must be able to store, retrieve, process, and manage large databases and periodically expand and upgrade its capabilities. Any damage to the Company’s data centers or any failure of the Company’s telecommunication links that interrupts its operations or results in an inadvertent loss of data could adversely affect the Company’s ability to meet its customers’ needs and their confidence in utilizing the Company for future services.

The Company’s ability to protect its data, provide services, and safeguard its installations related to its IT infrastructure is, in part, dependent on several outside vendors with whom the Company maintains service-level agreements.

ITEM 1A. RISK FACTORS (CONTINUED)

Cyber Security

We are highly dependent on information technology systems to operate our business. A breakdown, invasion, corruption, destruction, or interruption of critical information technology systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact operations. In the ordinary course of business, we collect, store, and transmit confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. Additionally, we outsource certain elements of our information technology systems to third parties. As a result of this outsourcing, our third-party vendors may have access to our confidential information, making such systems vulnerable. Data breaches of our information technology systems or those of our third-party vendors may expose sensitive data to unauthorized persons or the public.

We have experienced cybersecurity incidents and disruptions, including viruses and attacks targeting our information technology systems. Such prior events have not had a material impact on our financial condition, results of operations, or liquidity. However, future threats could have a materially adverse impact on our company by, among other things, causing harm to our business, financial condition, results of operations, or reputation; disrupting our operations; exposing us to potential liability, regulatory actions, and loss of business; and challenging our eligibility for future work on sensitive systems. Due to the evolving nature of these security threats, the potential impact of any future incident cannot be predicted. Our insurance coverage may not be sufficient to cover all costs related to cybersecurity attacks or disruptions resulting from them.

While we believe that we have taken appropriate security measures to protect our data and information technology systems and have been informed by our third-party vendors that they have as well, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems, or those of our third-party vendors, that could adversely affect our business.

Environmental Matters and Climate Change

The Company and many of its customers are subject to federal, state, and international environmental laws, including those relating to climate change, that are rapidly evolving, which could result in regulatory uncertainty and significant increases in compliance costs. There can be no assurance that the steps we take to abide by applicable requirements will meet all current and future regulations. Any failures to do so could result in governmental enforcement actions, fines, and other penalties, or other liabilities that could adversely affect our business.

Data Privacy

We control, process, or have access to personal information regarding our own employees or employment candidates, as well as that of many of our customers or other third parties. Information concerning these individuals may also reside in systems controlled by third-party vendors with whom we do business. The legal and regulatory environment for data privacy is becoming more complex and challenging, and the potential consequences of non-compliance are becoming more severe. The European Union’s General Data Protection Regulation, the California Consumer Privacy Act, the Health Insurance Portability and Accountability Act of 1996, and similar laws impose additional compliance requirements related to the collection, use, processing, transfer, disclosure, and retention of personal information, which can increase operating costs and resources to accomplish. Any failure to abide by these regulations or to protect such personal information from inappropriate access or disclosure, whether through social engineering, accident, or other cause, could have severe consequences, including fines, litigation, regulatory sanctions, reputational damage, and loss of customers or employees. There can be no assurance that the steps we take to abide by applicable requirements and protect information will meet all current and future regulatory requirements, anticipate all potential methods of unauthorized access, or prevent all inappropriate disclosures. Any failures to do so could result in governmental enforcement actions, fines, and other penalties, or other liabilities that could adversely affect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of its critical systems and information. The Company’s cybersecurity risk management program includes a cybersecurity incident response plan and is integrated with the Company’s overall enterprise risk management program, sharing common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. While the Company may not meet every standard, specification, or requirement of the Center for Internet Security Critical Security Controls, the Company uses these controls as a guide to identify, assess, and manage cybersecurity risks relevant to the business. The Company has implemented cybersecurity policies and frameworks aligned with industry and governmental standards to closely meet requirements, instructions, and guidance from ISO27001, NIST, CMMC, GDPR, HIPAA, SOC, and SOX.

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

During the year ended January 3, 2026, the Company has not identified risks from known cybersecurity threats, including any prior cybersecurity incidents, that have materially affected operations, business strategy, results of operations, or financial condition. However, the Company expects to continue to face certain risks from ongoing cybersecurity threats that, if realized, are reasonably likely to materially affect the Company, including our operations, business strategy, results of operations, or financial condition. See Risk Factors – Cyber Security, Data Privacy, and Data Center Capacity and Telecommunication Links.

ITEM 1C. CYBERSECURITY (CONTINUED)

Cybersecurity Governance

The Company’s Board considers cybersecurity risk as part of its risk oversight function and considers cybersecurity and IT risks as key strategic risks of the Company. The Board oversees management’s implementation of the Company’s cybersecurity risk management program, receiving at least annual updates from management (including our Vice President – Technology and Vice President of IT Security and Compliance) on cybersecurity risks, including briefings on the Company’s cyber risk management program and cybersecurity incidents, and reviewing cybersecurity topics impacting companies with management and external experts.

The Company’s Vice President of IT Security and Compliance has primary responsibility for leading the Company’s overall cybersecurity risk management program, supervising both internal cybersecurity personnel and external cybersecurity service providers. The Company’s cybersecurity function is responsible for assessing and managing material risks from cybersecurity threats, as well as informing management about and monitoring the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which include briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers and alerts and reports produced by security tools deployed in the IT environment.

The Company’s Vice President – Technology and Vice President of IT Security and Compliance have significant experience in managing and leading information systems and deploying cybersecurity technologies and have extensive cybersecurity training and knowledge. The Company’s Vice President of IT Security and Compliance have several industry certifications, including CISSP (Certified Information Security System Professional), CCSP (Certified Cloud Security Professional), and CCSK (Certificate of Cloud Security Knowledge). The Company’s Vice President – Technology reports to the Chief Executive Officer, and the Company’s Vice President of IT Security and Compliance reports to the Company’s Vice President - Technology.

ITEM 2. PROPERTIES-

The Company provides specialty professional consulting services, principally performed at various client locations, through 26 administrative and sales offices located in the United States, Puerto Rico, Canada, Germany, the Netherlands, the Philippines, and Serbia. Most of the Company’s offices range from 1,000 to 15,000 square feet and are leased by the Company for terms of one to five years. Offices in larger or smaller markets may vary in size from the typical office. The Company does not expect that it will be difficult to maintain or find suitable lease space at reasonable rates in its markets or in areas where the Company contemplates expansion.

The Company’s corporate office is located at 2500 McClellan Avenue, Suite 350, Pennsauken, New Jersey 08109-4613. These premises comprise approximately 1,890 square feet and are leased at approximately $18.00 per square foot per annum for a term ending on November 30, 2028.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a defendant in various legal actions that arise in the ordinary business course. These matters may relate to professional liability, tax, compensation, contract, competitor disputes, and employee-related matters and include individual and class action lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment and compensation practices. Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations, and legal actions relating to the Company’s professional services. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. Any pending legal proceedings and claims that arise from time to time in the ordinary course of its business may not be covered by insurance.

As such, the Company is required to assess the likelihood of adverse outcomes for these matters, as well as potential loss ranges and possible recoveries. The Company may not be covered by insurance as it pertains to some or all of these matters. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The Company records liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. From time to time, the Company must estimate potential losses even though the adverse party has not asserted any specific amounts. Significant judgment is required to determine both the probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly, and it adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. Once established, a provision may change in the future due to new developments or changes in circumstances. The Company could increase or decrease its earnings in the period in which the changes are made.

The Company is exposed to various asserted claims as of January 3, 2026, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of January 3, 2026, the Company has accrued $0.3 million for asserted claims.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s common stock are traded on The NASDAQ Global Market under the symbol “RCMT.”

Holders

As of March 26, 2026, the approximate number of holders of record of the Company’s Common Stock was 201. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

Dividends

No dividends were declared in fiscal 2024 or fiscal 2025. All restricted stock and stock unit awards contain a dividend equivalent provision entitling holders to dividends paid between the award grant date and the ultimate share distribution date. As of January 3, 2026, there were no accrued dividends.

While the Company, at this time, has no plans to issue any future dividends, any future payment of dividends will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, and other factors that the Board of Directors deems relevant. The Revolving Credit Facility (as discussed in Item 7 hereof) restricts the payment of any dividends or distributions on account of the Company’s capital stock without meeting certain covenants on a pro forma basis.

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

The following table provides information relating to the shares we purchased during the fourth quarter of the fiscal year ended January 3, 2026:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 28, 2025 – October 31, 2025	-	-	-

November 1, 2025 – November 30, 2025	76,720	$19.33	76,720	$35,643,000

December 1, 2025 – January 3, 2026	38,222	$19.80	38,222	$34,886,000

Total	114,942	$19.48	114,942

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and resources. Such forward-looking statements should be read in conjunction with our disclosures under “Item 1A. Risk Factors” of this Form 10-K.

This section of the Form 10-K generally discusses matters relating to the fiscal years ended January 3, 2026 and December 28, 2024 and year-to-year comparisons between such fiscal years. Discussions of matters relating to the fiscal year ended December 30, 2023 and year-to-year comparison between that year and the year ended December 28, 2024 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Overview

RCM participates in a market that is cyclical in nature and sensitive to economic changes. As a result, the impact of economic changes on revenue and operations can be substantial, resulting in significant volatility in the Company’s financial performance.

The Company believes it has developed and assembled an attractive portfolio of capabilities, established a proven record of performance and credibility and built an efficient pricing structure. The Company is committed to optimizing its business model as a single-source premier provider of business and technology solutions with a strong vertical focus, offering an integrated suite of services through a global delivery platform.

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

Nonetheless, the Company continues to believe that businesses must implement more advanced life sciences, information technology, and engineering solutions—including AI and specifically Agentic AI, Quality by Design (QbD), and process automation—to upgrade their systems, applications, and processes. By leveraging AI, organizations can enhance data-driven decision-making and predictive analytics, while QbD principles ensure that quality is built into every stage of development and operations. Process automation further streamlines workflows, reduces manual intervention, and increases operational efficiency. These integrated approaches enable companies to maximize productivity and optimize performance, maintaining a competitive advantage even when operating under budgetary, personnel, and expertise constraints. As companies are driven to support increasingly complex systems, applications, and processes of significant strategic value, the demand for outsourcing—especially in areas involving AI, QbD, and automation—continues to rise. The Company believes that its current and prospective clients are actively evaluating the potential for outsourcing business-critical systems, applications, and processes that incorporate these advanced methodologies.

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

Overview (Continued)

The majority of the Company’s services are provided under purchase orders. Contracts are used for certain more complex assignments, where engagements are for longer terms or precise documentation of the nature and scope of the assignment is necessary. Although contracts normally relate to longer-term, more complex engagements, they do not oblige the customer to purchase a minimum level of services and are generally terminable by the customer with 60 to 90 days’ notice. The Company, from time to time, enters contracts requiring the completion of specific deliverables. Typically, these contracts are for less than one year. The Company recognizes revenue from these deliverables when the client accepts and approves them.

Costs of services consist primarily of salaries and compensation-related expenses for billable consultants and employees, including payroll taxes, employee benefits, and insurance. Selling, general, and administrative expenses consist primarily of personnel salaries and benefits for business development, recruiting, operating activities, and training, as well as corporate overhead expenses. Corporate overhead expenses relate to the salaries and benefits of personnel responsible for corporate activities, including the Company’s corporate marketing, administrative, and financial reporting responsibilities, as well as its acquisition program. The Company records these expenses when incurred.

Critical Accounting Policies and Use of Estimates

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. In our consolidated financial statements, estimates are used for, but not limited to, accounts receivable, contract assets, provision for credit losses, goodwill, long-lived intangible assets, accounting for stock options and restricted stock and stock unit awards, litigation or other contingent accruals, accounting for income taxes, and accrued bonuses. The various estimates and assumptions taken into account include, but are not limited to:

●

The Company enters into contracts or purchase orders that require the completion of specific deliverables or other fixed-fee elements. For fixed-price arrangements, revenue is recognized over time as performance obligations are satisfied. The Company measures progress toward completion using either an input method or an output method, depending on which method best depicts the transfer of control of services to the customer. The Company primarily applies an input method based on costs incurred relative to total estimated costs (cost-to-cost method). In certain arrangements, an output method, such as achieving contractual milestones or delivering specified units, is used when it more directly reflects the Company’s performance. Total estimated costs are developed at contract inception and updated throughout the contract. This approach requires significant judgment, particularly with respect to estimated total costs, project margins, and progress toward completion, all of which may change over the life of a contract and affect the timing and amount of revenue recognized.When determining whether an impairment of goodwill or of an intangible asset is indicated, we consider the financial condition of our three segments to which the acquired business relates.

●

The market price of the Company’s stock at each grant date is used to determine the expense associated with the Company’s equity awards. The market price can fluctuate on different grant dates, and the disclosures are updated to reflect changes in the expense associated with equity awards. The Company issues performance-based restricted stock and stock unit awards to its employees, which typically vest based on certain performance metrics. The Company assesses at each reporting date whether the achievement of any performance condition has become probable and recognizes the expense when that achievement becomes probable. If the Company later determines that achieving such a performance metric is unlikely, the expense recognized will be reversed.

●

The Company is exposed to various asserted claims for which it believes a loss is probable. Additionally, the Company is exposed to other asserted claims for which a loss amount has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies and Use of Estimates (Continued)

●	The Company maintains a self-funded health and welfare plan. Claims history is reviewed to estimate claims incurred but not yet paid to determine the adequacy of the health and welfare accrual.
●	The Company maintains a self-funded workers’ compensation plan. Claims history is reviewed to estimate claims incurred but not yet paid to determine the adequacy of the workers’ compensation accrual.
●	Bonus accruals are reviewed and adjusted on a regular basis depending on the profitability of the Company and individual bonus agreements.

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

The Company derives its revenue from several sources. The Company’s Engineering Services and Life Sciences, Data and Solutions segments perform consulting and project solution services. The Healthcare segment specializes in long- and short-term staffing and placement services for hospitals, schools, and long-term care facilities, among others. All of the Company’s segments perform staff augmentation services and derive revenue from permanent placement fees.

The following table presents our revenue disaggregated by revenue source for the fiscal years ended January 3, 2026 and December 28, 2024:

	January 3, 2026	December 28, 2024
Specialty Health Care:
Time and Material	$162,602	$141,185
Permanent Placement Services	1,502	1,494
Total Specialty Health Care	$164,104	$142,679

Engineering:
Time and Material	$58,743	$47,157
Fixed Fee	61,743	49,302
Permanent Placement Services	-	-
Total Engineering	$120,486	$96,459

Life Sciences, Data and Solutions:
Time and Material	$23,172	$30,547
Fixed Fee	11,450	8,452
Permanent Placement Services	192	243
Total Life Sciences, Data and Solutions	$34,814	$39,242
	$319,404	$278,380

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue Recognition (Continued)

Time and Material

The Company’s Health Care segment predominantly generates revenue from time-and-materials arrangements. In contrast, its Engineering and Life Sciences, Data and Solutions segments generate revenue from both time-and-materials and fixed-fee arrangements. Revenue from time and materials contracts is recognized over time as performance obligations are satisfied, as the customer simultaneously receives and consumes the benefits of the services performed. These contracts are typically based on the number of hours worked at contractually agreed-upon rates. Accordingly, revenue is recognized based on hours worked at contracted rates, which represents an output method that directly reflects the value of services transferred to the customer.

Fixed Fee

From time to time, primarily within the Engineering segment, the Company enters into fixed-fee contracts requiring the delivery of specified services or project-based deliverables. The Company operates under master services agreements that establish general terms and conditions, with project-specific purchase orders defining the scope, pricing, and duration of individual engagements, which are typically performed over 6 to 9 months.

Revenue from fixed-fee arrangements is recognized over time as performance obligations are satisfied, as the customer simultaneously receives and consumes the benefits of the services performed. The Company measures progress toward completion using either an input method (e.g., costs incurred relative to total estimated costs) or an output method (e.g., achievement of contractual milestones or delivery of specified units), depending on which method best depicts the transfer of control of services to the customer. The Company primarily applies an input method based on costs incurred relative to total estimated costs (cost-to-cost method). In contrast, output methods are used in arrangements in which milestones or deliverables correspond directly to the transfer of control to the customer.

Billings in excess of revenue recognized are recorded as contract liabilities (deferred revenue), while revenue recognized in excess of billings is recorded as contract assets. Certain contracts may include provisions that limit total billings or the timing of revenue recognition. The Company evaluates contracts for potential losses and records provisions for estimated losses in the period such losses become probable and can be reasonably estimated. Costs incurred in fulfilling contracts are expensed as incurred unless they qualify for capitalization under applicable accounting guidance.

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

Deferred Revenue

Deferred revenue was $14.8 million as of January 3, 2026, and $4.2 million as of December 28, 2024.  Revenue is recognized when the service has been performed. Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence. In the fiscal years ended January 3, 2026, and December 28, 2024, the Company recognized revenue of $4.2 million and $1.9 million, respectively, that was included in deferred revenue at the beginning of the reporting period.

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

There was no goodwill impairment in fiscal 2025 or 2024.  The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year, or more frequently if events or circumstances indicate that the fair value of goodwill may be below its carrying amount. The Company reviewed industry and market conditions, reported unit-specific events, and overall financial performance, and determined that no indicators of impairment of goodwill existed during the fiscal year ended January 3, 2026. As a result of such review, no impairment loss was recorded for the Company’s intangible assets during the fiscal year ended January 3, 2026. With respect to the fiscal year ended December 28, 2024, since the Company remeasured contingent consideration associated with its Life Sciences, Data, and Solutions segment in fiscal 2024, the Company determined that further testing was necessary. After comparing the fair value of the Life Sciences, Data and Solutions segment to its carrying amount, the Company determined that no impairment loss occurred for the Company’s goodwill related to that segment during the fiscal year ended December 28, 2024. There can be no assurance that future indicators of impairment and tests of goodwill impairment will not result in impairment charges for both its Engineering and Specialty Healthcare segments.

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

Accounting for Stock Awards and Stock Compensation

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

The Company issues performance-based restricted stock awards to its employees, which typically vest based on certain performance metrics. The Company assesses at each reporting date whether the achievement of any performance condition has become probable and recognizes the expense when that achievement becomes probable. If the Company later determines that achieving such a performance metric is unlikely, the expense recognized will be reversed.

Performance-Based Restricted Stock and Stock Unit Awards

From time to time the Company issues performance-based restricted stock and stock unit awards to its executives.  Performance-based restricted stock and stock unit awards are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee. The Company will reassess at each reporting date whether achievement of any performance condition is probable and recognizes additional compensation cost if the achievement of the performance condition becomes probable.  The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period. If at a later measurement date, the Company determines that performance-based restricted stock or stock unit awards deemed as likely to vest are deemed as unlikely to vest, the expense recognized will be reversed.  These performance-based restricted stock and stock unit awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period on any stock and stock unit awards that actually vest, if any.  Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.  Dividends for performance-based restricted stock and stock unit awards that ultimately do not vest are forfeited.

Insurance Liabilities

The Company has risk participation arrangements for workers' compensation and healthcare insurance. The Company establishes loss provisions based on historical experience and, for expected losses from workers' compensation, considers input from third parties. The amounts included in the Company’s costs related to this risk participation are estimated and can vary based on changes in assumptions, the Company’s claims experience or the providers included in the associated insurance programs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Accounting for Income Taxes

In establishing the provision for income taxes and deferred income tax assets and liabilities and valuation allowances against deferred tax assets, the Company makes judgments and interpretations based on enacted tax laws, published tax guidance and estimates of future earnings. As of January 3, 2026, the Company had domestic net deferred tax liabilities of $5.7 million. The domestic long term net deferred tax liability of $5.7 million includes $8.2 million in deferred liabilities offset by $2.5 million in deferred tax assets. The deferred tax liabilities consist of acquisition amortization of $4.6 million, prepaid expenses of $1.3 million, advance depreciation deductions of $1.2 million and right of use assets of $1.1 million. The domestic deferred tax assets consist of lease liabilities of $1.2 million, compensation of $1.0 million, and provision for credit losses of $0.3 million. The realization of deferred tax assets is dependent upon the likelihood that future taxable income will be sufficient to realize these benefits over time, and the effectiveness of tax planning strategies in the relevant tax jurisdictions. If actual results differ from these estimates and assessments, valuation allowances may be required. As of January 3, 2026, the Company had a negligible deferred tax asset, net balance associated with its Canadian operations.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Germany, Philippines, Puerto Rico and Serbia. The Company and its subsidiaries file a consolidated United States Federal income tax return and file in various states. The Company had no open Federal audits as of January 3, 2026. Except for limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2021. The Company is no longer subject to audit in Canada for the tax years prior to tax year 2021. The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2020.

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

Accrued Bonuses

The Company pays bonuses to certain executive management, field management and corporate employees based on, or after considering, a variety of financial performance measures. Bonuses for executive management, field management and certain corporate employees are accrued throughout the year for payment during the first quarter of the following year, based in part upon anticipated annual results compared to annual budgets.  In addition, the Company pays discretionary bonuses to certain employees, which are not related to budget performance. Variances in actual results versus budgeted amounts can have a significant impact on the calculations and therefore on the estimates of the required accruals.  Accordingly, the actual bonuses earned may be materially different from the estimates used to determine the quarterly accruals.

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

Additionally, changes in government regulations could result in prohibition or restriction of certain types of employment services or the imposition of new or additional employee benefits, licensing or tax requirements with respect to the provision of employment services that may reduce the Company’s future earnings.  There can be no assurance that the Company will be able to increase the fees charged to its clients in a timely manner and in a sufficient amount to cover increased costs because of any of the foregoing.

The consulting and employment services market is highly competitive with limited barriers to entry.  The Company competes in global, national, regional and local markets with numerous competitors in all the Company’s service lines.  Price competition in the industries the Company serves is significant, and pricing pressures from competitors and customers are increasing.  The Company expects that the level of competition will remain high in the future, which could limit the Company’s ability to maintain or increase its market share or profitability.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 3, 2026, Compared to Fiscal Year Ended December 28, 2024

A summary of operating results for the fiscal years ended January 3, 2026, and December 28, 2024, is as follows (in thousands):

	Fiscal Years Ended
	January 3, 2026		December 28, 2024
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$319,404	100.0	$278,380	100.0
Cost of services	231,461	72.5	198,602	71.3
Gross profit	87,943	27.5	79,778	28.7

Selling, general and administrative	60,932	19.1	56,787	20.4
Depreciation and amortization of property and equipment	1,918	0.6	1,419	0.5
Amortization of acquired intangible assets	-	0.0	136	0.0
Impairment of intangible assets	-	0.0	547	0.3
Potential stock issuance and financing activities	-	0.0	323	0.1
Remeasurement of contingent consideration	-	0.0	(1,759)	(0.6)
Operating costs and expenses	62,850	19.7	57,453	20.6

Operating income	25,093	7.8	22,325	8.1
Other expense, net	3,021	0.9	2,135	0.8

Income before income taxes	22,072	6.9	20,190	7.3
Income tax expense	5,738	1.8	6,863	2.5

Net income	$16,334	5.1	$13,327	4.8

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal years ended January 3, 2026 (fiscal 2025) and December 28, 2024 (fiscal 2024) consisted of fifty-three and fifty-two weeks, respectively.

Revenue. Revenue increased 14.7%, or $41.0 million, for the fiscal year ended January 3, 2026, as compared to December 28, 2024 (the “comparable prior-year period”). Revenue increased $21.4 million in the Specialty Health Care segment, increased $24.0 million in the Engineering segment, and decreased $4.4 million in the Life Sciences, Data and Solutions segment. See Segment Discussion for further information on revenue changes.

Cost of Services and Gross Profit. Cost of services increased 16.5%, or $32.9 million, for the fiscal year ended January 3, 2026, as compared to the comparable prior-year period, primarily due to the increase in revenue. Cost of services as a percentage of revenue was 72.5% for the fiscal year ended January 3, 2026, and 71.3% for the comparable prior-year period. See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative. Selling, general and administrative (“SGA”) expenses were $60.9 million for the fiscal year ended January 3, 2026, as compared to $56.8 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 19.1% for the fiscal year ended January 3, 2026, and 20.4% for the comparable prior-year period. See Segment Discussion for further information on SGA expense changes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 3, 2026, Compared to Fiscal Year Ended December 28, 2024 (Continued)

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

No such costs were incurred for the fiscal year ended January 3, 2026.

Other Expense, Net. Other expense, net consists of interest expense, unused line fees, and amortized loan costs on the Company’s line of credit, net of interest income and gains and losses on foreign currency transactions. Other expense, net, increased by $0.9 million for the fiscal year ended January 3, 2026, as compared to the comparable prior-year period, primarily due to an increase in interest expense, net.  Interest expense increased due to increased average borrowing.

Income Tax Expense. The Company recognized $5.7 million of income tax expense for the fiscal year ended January 3, 2026, as compared to $6.9 million for the comparable prior-year period. The consolidated effective income tax rate for the current period was 26.0% as compared to 34.0% for the comparable prior-year period. The effective fiscal 2025 income tax rates were 25.8%, 26.0%, 28.2% and 25.2% in the United States, Canada, Europe, and the Philippines, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income. The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The primary reason for the decrease in the consolidated effective rate in the current period was due to a change in unrecognized tax benefit in the United States during the fiscal year ended January 3, 2026.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 3, 2026, Compared to Fiscal Year Ended December 28, 2024 (Continued)

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $164.1 million for the fiscal year ended January 3, 2026, increased 15.0%, or $21.4 million, compared to the comparable prior-year period. The increase in revenue was driven by the Company’s school clients, while a decrease in revenue from the Company’s non-school clients offset it. Revenue from school clients for the fiscal year ended January 3, 2026, was $141.4 million as compared to $117.7 million for the comparable prior-year period. Revenue from non-school clients for the fiscal year ended January 3, 2026, was $22.7 million as compared to $25.0 million for the comparable prior-year period. The decrease in non-school revenue was primarily driven by the reduction in revenue of $1.6 million from a lost contract with a corrections facility and from a large long-term care group where the Company deliberately reduced services, which generated $1.8 million in the current period as compared to $3.2 million in the comparable prior-year period, offset by miscellaneous increases to other non-school clients. Gross profit increased by 11.4%, or $4.9 million, to $47.4 million for the fiscal year ended January 3, 2026, as compared to $42.5 million in the comparable prior-year period. Gross profit increased due to an increase in revenue, offset by a decrease to gross profit margin. Gross profit margin for the fiscal year ended January 3, 2026, decreased to 28.9% compared to 29.8% for the comparable prior-year period. The decrease in gross profit margin was primarily attributed to normal fluctuations. Specialty Health Care experienced operating income of $22.8 million for the fiscal year ended January 3, 2026, as compared to $19.9 million for the comparable prior-year period. The primary reason for the increase in operating income was the increase in gross profit, offset by an increase in SGA expense to $24.2 million for the fiscal year ended January 3, 2026, compared to $22.2 million for the comparable prior-year period. SGA expense increased primarily due to investments in sales and recruiting infrastructure to support revenue growth.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year Ended January 3, 2026, Compared to Fiscal Year Ended December 28, 2024 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $120.5 million for the fiscal year ended January 3, 2026, increased 24.9%, or $24.0 million, compared to the comparable prior-year period.  The increase in revenue included increases in Energy Services revenue of $12.3 million, and Aerospace revenue of $11.9 million, offset by a decrease in Industrial Processing revenue of $0.2 million. Energy Services revenue increased primarily because of increased activity from EPC projects. Aerospace revenue increased primarily due to expansion with new clients. The Company believes the decrease in Industrial Processing revenue was mainly due to the irregular timing of large contracts with its Industrial Processing clients. Gross profit increased by 21.5%, or $4.8 million, compared to the comparable prior-year period. Gross profit increased because of the increase in revenue, offset by a decrease in gross profit margin. The gross profit margin of 22.7% for the current period decreased from 23.4% for the comparable prior-year period. The decrease in gross profit margin was primarily due to a change in mix associated with EPC project revenue from the Energy Services group and Aerospace revenue. The Engineering segment experienced operating income of $14.6 million in the current period as compared to $10.1 million for the comparable prior-year period. Operating income increased due to the increase in gross profit, offset by an increase in SGA expense. The Engineering segment’s SGA expense of $12.0 million increased from $11.9 million, primarily due to expenses associated with efforts to grow revenue and gross profit.

Life Sciences, Data and Solutions

Life Sciences, Data and Solutions revenue of $34.8 million for the fiscal year ended January 3, 2026, decreased 11.3%, or $4.4 million, compared to the comparable prior-year period. The Company primarily attributes the decrease in revenue to the timing of large projects and a deemphasis on the Company’s legacy staffing business.  Gross profit of $13.2 million for the fiscal year ended January 3, 2026, decreased 10.5%, or $1.5 million, compared to $14.7 million for the comparable prior-year period. Gross profit decreased due to the decrease in revenue.  Gross profit margin for the fiscal year ended January 3, 2026, was 37.8% as compared to 37.5% for the comparable prior-year period. The Company attributes the gross profit margin increase to normal fluctuations in high margin project work. The Life Sciences, Data and Solutions segment experienced operating income of $6.3 million for the fiscal year ended January 3, 2026, compared to $8.8 million for the comparable prior-year period. The decrease in operating income was primarily due to the decrease in gross profit of $1.5 million and a discrete benefit of $1.8 from the remeasurement of contingent consideration in the comparable prior-year period, offset by a small decrease in SGA expense of $0.2 million and amortization of intangible assets on $0.7 million in the comparable prior-year period.

Corporate

The Company’s corporate SGA expense includes but is not limited to the following costs: public company-related, executive compensation, board compensation, directors and officers insurance, SAP ERP infrastructure, numerous centralized functions including accounting and financial management, information technology and cyber security infrastructure, payroll, billing, accounts receivable, and marketing. The corporate segment team primarily operates out of the United States, with limited operations in Serbia and the Philippines. Corporate SGA expense was $18.0 million for the fiscal year ended January 3, 2026, as compared to $15.8 million for the comparable prior-year period. The increase was primarily driven by increases of $0.7 million in executive equity compensation, $0.4 million in software technology, $0.4 million in cash compensation, $0.2 million in increased medical costs, and other general inflationary pressures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Supplemental Operating Results on a Non-GAAP Basis

The following non-GAAP measures, which adjust for the categories of expenses described below, are non-GAAP financial measures. Our management believes that these non-GAAP financial measures (“Adjusted operating income”, “EBITDA”, “Adjusted EBITDA”, “Adjusted net income”, and “Adjusted diluted net earnings per share”) are useful information for investors, shareholders and other stakeholders of our company in gauging our results of operations on an ongoing basis and to enhance investors’ overall understanding of our current financial performance and period-to-period comparisons. We believe these non-GAAP financial measures are performance measures and not liquidity measures. These non-GAAP financial measures should not be considered as an alternative to net income or operating income as indicators of performance.  In addition, neither EBITDA nor Adjusted EBITDA accounts for changes in certain assets and liabilities, as well as interest and income taxes, which can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

The following unaudited tables present the Company's GAAP net income and GAAP operating income and the corresponding adjustments used to calculate Adjusted operating income, EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted diluted net earnings per share for the fiscal years ended January 3, 2026, and December 28, 2024.

	Fiscal Years Ended
	January 3, 2026	December 28, 2024
GAAP operating income	$25,093	$22,325
Adjustments
Remeasurement of contingent consideration	-	(1,759)
Equity compensation	3,732	2,864
Potential stock issuance and financing transaction	-	323
Impairment of intangible assets	-	547
Adjusted operating income (non-GAAP)	$28,825	$24,300

GAAP net income	$16,334	$13,327
Income tax expense	5,738	6,863
Interest expense, net	2,669	2,215
Depreciation of property and equipment	1,918	1,419
Amortization of acquired intangible assets	-	136
EBITDA (non-GAAP)	$26,659	$23,960

Adjustments
Remeasurement of contingent consideration	-	(1,759)
Loss (gain) on foreign currency transactions	352	(80)
Equity compensation	3,732	2,864
Potential stock issuance and financing transaction	-	323
Impairment of intangible assets		547
Adjusted EBITDA (non-GAAP)	$30,743	$25,855

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Supplemental Operating Results on a Non-GAAP Basis (Continued)

	Fiscal Years Ended
	January 3, 2026	December 28, 2024
GAAP net income	$16,334	$13,327
Adjustments
Remeasurement of contingent consideration	-	(1,759)
Loss (gain) on foreign currency transactions	352	(80)
Equity compensation	3,732	2,864
Potential stock issuance and financing transaction	-	323
Impairment of intangible assets	-	547
Tax impact from normalized rate	(1,324)	900
Adjusted net income (non-GAAP)	$19,094	$16,122

GAAP diluted net earnings per share	$2.14	$1.68
Adjustments
Remeasurement of contingent consideration	-	$(0.22)
Loss (gain) on foreign currency transactions	$0.04	$(0.01)
Equity compensation	$0.49	$0.36
Potential stock issuance and financing transaction	-	$0.04
Impairment of intangible assets	-	$0.07
Tax impact from normalized rate(a)	$(0.17)	$0.11
Adjusted diluted net earnings per share (non-GAAP)	$2.50	$2.03

(a)

Amount reflects an adjustment to income tax expense applied to non-GAAP adjusted consolidated taxable income. The Company used an estimated effective income tax rate of 27.0% for both periods presented, approximating the Company’s federal USA income tax rate plus the tax-affected rate for states and Puerto Rico.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Consolidated Statements of Cash Flows ($ in thousands):

	Fiscal Years Ended
	January 3, 2026	December 28, 2024
Cash provided by (used in):
Operating activities	$18,965	$6,170
Investing activities	$(1,595)	$(2,572)
Financing activities	$(19,038)	$(4,828)

Operating Activities

Operating activities provided $19.0 million of cash for the fiscal year ended January 3, 2026, as compared to providing $6.2 million in the comparable prior-year period. The major components of cash provided by operating activities in the fiscal year ended January 3, 2026 and the comparable prior-year period are as follows: net income, and changes in accounts receivable and contract assets, net of provision for credit losses, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and accrued payroll and related costs, and deferred revenue.

For the fiscal year ended January 3, 2026, the Company reported net income of $16.3 million, compared with $13.3 million in the comparable prior-year period. An increase in accounts receivable and contract assets, net of provision for credit losses in the fiscal year ended January 3, 2026, used $4.2 million of cash as compared to using $7.3 million in the comparable prior-year period. The Company primarily attributes the increase in accounts receivable and contract assets, net of provision for credit losses, to an increase in revenue of $86.5 million for the Company’s fiscal fourth quarter of 2025 as compared to revenue of $76.9 million in the fourth quarter of fiscal 2024, offset by more efficient collection results in the current period.

While highly variable, the Company’s transit accounts payable typically exceed the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $8.2 million as of January 3, 2026, compared with a net payable of $16.6 million as of December 28, 2024, with $8.3 million of cash used during the fiscal year ended January 3, 2026. The decrease in net transit payable as of January 3, 2026, was due to normal fluctuations associated with several large, multiyear EPC projects. Under a typical EPC contract or its subsequent amendments, the Company receives significant upfront cash to fund equipment procurement and construction subcontractors throughout the project.

Prepaid expenses and other current assets used cash of $0.7 million for the fiscal year ended January 3, 2026 as compared to using $2.4 million for the comparable prior-year period. The Company typically attributes changes to prepaid expenses and other current assets, if any, to the general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year ends and are amortized over the following fiscal year, prepaid expenses and other current assets generally increase at the end of a fiscal year and decrease during the first three quarters of the following fiscal year.

A decrease in accounts payable and accrued expenses used cash of $3.5 million for the fiscal year ended January 3, 2026, as compared to providing $1.1 million for the comparable prior-year period. The Company attributes these changes to typical fluctuations in the normal course of business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Changes in accrued payroll and related costs provided $0.8 million for the fiscal year ended January 3, 2026, as compared to using cash of $1.3 million for the fiscal year ended December 28, 2024.  There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirty-nine weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year.  A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year. The Company’s last major payroll for the fiscal year ended January 3, 2026, was paid on December 26, 2025.

The Company’s deferred revenue balance as of January 3, 2026, was $14.8 million, compared to $4.2 million as of December 28, 2024, providing cash from operations of $10.6 million for the fiscal year ended January 3, 2026. The increase was primarily associated with upfront payments for future labor and associated with the Company’s EPC contracts.

Investing Activities

Investing activities used $1.6 million of cash for the fiscal year ended January 3, 2026 as compared to using $2.6 million in the comparable prior-year period. Investing activities used $1.6 million for the purchase of property and equipment in the current period, as compared to using $2.6 million in the prior-year's comparable period.

Financing Activities

Financing activities used $19.0 million of cash for the fiscal year ended January 3, 2026 as compared to using $4.8 million in the comparable prior-year period.  The Company made net payments under its line of credit of $10.3 million during the fiscal year ended January 3, 2026 as compared to net borrowings of $4.2 million in the comparable prior-year period.  The Company used $7.4 million to repurchase and retire shares of its common stock during the fiscal year ended January 3, 2026 as compared to using $7.8 million in the comparable prior-year period. During the fiscal year ended January 3, 2026, the Company used $0.9 million to pay withholding taxes upon the vesting of equity grants, in connection with which a commensurate number of vesting shares were retired. During the fiscal year ended December 28, 2024 , the Company used $1.3 million to pay withholding taxes upon the vesting of equity grants. From the sale of shares from its employee stock purchase plan, the Company generated cash of $0.6 million and $0.7 million for the current year and comparable prior-year period, respectively. The Company paid $0.2 million in contingent consideration in the current period as compared to no payments in the comparable prior-year period.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin, typically borrowed in fixed 30-day increments, or (ii) the agent bank’s prime rate generally borrowed over shorter durations.  The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the fiscal years ended January 3, 2026 and December 28, 2024 was 6.3% and 6.6%, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

On February 20, 2026, the Company amended (Amendment 1) the Fifth Amended and Restated Loan Agreement, dated as of December 3, 2024, with Citizens Bank. Under Amendment 1, the total commitment is increased from a maximum limit of $65.0 million to a maximum limit of $75.0 million. The increased limit shall apply from February 20, 2026 through August 31, 2026. From and after September 1, 2026 through the Maturity Date of the Fifth Amended and Restated Loan Agreement, the total commitment shall revert to $65.0 million. All other material terms remain unchanged. The Company increased its credit limit capacity to obtain more flexibility to issue letters of credit in Germany required for potential contracts in its pipeline.

All borrowings under the Fifth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of January 3, 2026 , the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of January 3, 2026 and December 28, 2024 were $24.7 million and $35.0 million, respectively. At January 3, 2026 and December 28, 2024, there were letters of credit outstanding for $13.2 and $7.4 million, respectively. At January 3, 2026 and December 28, 2024, the Company had availability for additional borrowings under the Revolving Credit Facility of $27.1 million and $22.6 million, respectively.

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

The Company’s liquidity and capital resources as of January 3, 2026, included accounts receivable and contract assets, net of provision for credit losses and total current asset balances of $81.2 million and $99.9 million, respectively. Current liabilities were $53.9 million as of January 3, 2026 and were exceeded by total current assets by $46.0 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the revolving line of credit to provide daily liquidity for the Company’s financial operations. As of January 3, 2026, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Dividends

All restricted stock and stock unit awards contain a dividend equivalent provision entitling holders to dividends paid between the restricted stock award grant date and the ultimate share distribution date. As of January 3, 2026, there were no accrued dividends.

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

Commitments and Contingencies

The Company anticipates that its primary uses of capital in future periods will be for working capital purposes. Funding for any long-term and short-term capital requirements as well as future acquisitions will be derived from one or more of the Revolving Credit Facility (or a replacement thereof), funds generated through operations or future financing transactions. The Company is subject to legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position, liquidity, and results of operations.

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

The Company is exposed to various asserted claims as of January 3, 2026, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of January 3, 2026, the Company has accrued $0.3 million for asserted claims.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through September 2030. Certain leases are subject to escalation clauses based upon changes in various factors.

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2026	$1,447	$886
2027	1,254	387
2028	1,124	-
2029	726	-
2030	181	-
Thereafter	1,022	-

Total lease payments	5,754	1,273
Less: imputed interest	(732)	(50)
Total	$5,022	$1,223

Future Contingent Payments

As of January 3, 2026, the Company had no acquisition agreement whereby additional contingent consideration may be earned by the sellers.

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

New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 was effective for the Company’s annual reporting periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. The Company adopted ASU 2023-09, on a prospective basis, for the fifty-three weeks ended January 3, 2026.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied on either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt instruments, which primarily consist of the Revolving Credit Facility. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of January 3, 2026, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Based on the Company’s variable-rate line of credit balances during the fiscal year ended January 3, 2026, if the interest rate on the Company’s variable-rate line of credit (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.4 million. The Company does not expect any material loss with respect to its investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report of the Company’s Independent Registered Public Accounting Firm, begins on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our Audit Committee has selected EisnerAmper LLP to act in the capacity of independent accountants for the current fiscal year ending January 3, 2026. WithumSmith+Brown, PC acted as our independent public accountant with respect to our audited financial statements as of and for the fiscal year ended December 28, 2024.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of January 3, 2026, because of the material weaknesses in our internal control over financial reporting described below. Our independent registered public accounting firm, EisnerAmper LLP, has audited the Company’s internal control over financial reporting as of January 3, 2026 and has issued an attestation report on the ineffectiveness of the Company’s internal control over financial reporting. EisnerAmper LLP’s report is also included in this Annual Report on Form 10-K.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified control deficiencies that resulted in material weaknesses in our internal control over financial reporting as of January 3, 2026. Specifically, the Company,

●	Did not design and maintain effective internal controls at the entity level and over business process cycles;
●	Did not design or maintain sufficient documentation during its management review controls across business process cycles;
●

Did not design and maintain effective controls related to the Company’s risk assessment and monitoring activities, including controls to periodically evaluate financial reporting risks and monitor the effectiveness of internal controls over financial reporting;

●	Did not retain sufficient documentation to evidence the design and implementation of controls over the change management and logical access cycles for its timekeeping systems.

These deficiencies demonstrate gaps in management's ability to identify, analyze, and respond to financial reporting risks, reflecting deficiencies in the design and maintenance of effective internal controls over business processes, as well as in the monitoring component of internal control.

These material weaknesses did not result in a misstatement of our annual or interim consolidated financial statements. However, these material weaknesses could lead to a misstatement of substantially all account balances or disclosures, resulting in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. Notwithstanding the above-identified material weaknesses, management believes the consolidated financial statements, as included in Part II, Item 8 of this Annual Report on Form 10-K, present the Company's financial condition and results of operations fairly, in all material respects.

ITEM 9A.	CONTROLS AND PROCEDURES (CONTINUED)

Planned Material Weakness Remediation Activities

To address these material weaknesses, management, with oversight from the Audit Committee. have commenced actions to enhance the Company's control framework and policies, maintain evidence of control procedure operation, and improve our control environment.

Our planned remediation efforts related to the above-identified material weaknesses include, but are not limited to:

●

Reevaluate the overall control environment using a risk-based approach by performing a comprehensive assessment of financial reporting risks, reassessing the design and adequacy of existing controls and monitoring activities, and implementing enhancements to ensure controls are appropriately aligned with identified risks and operate effectively across the organization.

●

Strengthen management review controls by integrating standardized documentation requirements into the review process to ensure analyses, thresholds, conclusions, and follow-up actions are clearly supported.

●

Improve quarter-close controls by reevaluating the design, timing, and documentation requirements and implementing a structured close calendar with clear deadlines, ownership, and escalation protocols.

●

Implement targeted training for personnel involved in financial reporting and internal control activities to strengthen understanding of the Company's internal control over financial reporting framework, including Sarbanes-Oxley requirements and expectations for the design, execution, documentation, precision of review, and timeliness required to support the effective operation of management review controls and other key financial reporting controls.

●

Update its production application suite to phase out legacy timekeeping systems, implement a software development tool and update procedures to enhance change management documentation, and centralize provisioning and deprovisioning for remaining timekeeping systems via an IT ticketing system.

We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously. These actions are subject to ongoing senior management review as well as Audit Committee oversight. The implementation of these remediation efforts is in progress, may require additional expenditures to implement, and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. As a result, the timing of when we will be able to remediate the material weaknesses fully is uncertain. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate further implementation and evaluation time.

Changes in Internal Control Over Financial Reporting

Other than the identification of the material weaknesses and remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended January 3, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

(a)	Form 8-K Disclosure

(b)	Rule 10b5-1 Trading Plans

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 shall be included in the 2026 Proxy Statement and is incorporated herein by reference.

The Company has a Policy Statement - Insider Trading that governs transactions in our securities by our directors, officers and employees, and promote compliance with the laws and rules applicable thereto. The Policy Statement – Insider Trading is filed with this Annual Report on Form 10-K as Exhibit 19.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 shall be included in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 shall be included in the 2026 Proxy Statement and is incorporated herein by reference.

The table below presents certain information as of January 3, 2026 concerning securities issuable in connection with equity compensation plans that have been approved by the Company’s shareholders and that have not been approved by the Company’s shareholders.

Plan category	Number of securities to be potentially issued upon realization of restricted stock awards		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	461,194	(1)	N/A	1,248,902	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	461,194	(1)	N/A	1,248,902	(2)

(1)	Includes time-based restricted stock and stock unit awards of 179,037 and performance-based restricted stock and stock unit awards of 282,157, none of which have an exercise price.
(2)	Includes 248,902 shares from 2014 Omnibus Equity Compensation Plan and 1,000,000 shares from the 2025 Omnibus Equity Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 shall be included in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 shall be included in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. and 2. Financial Statement Schedules -- See “Index to Financial Statements and Schedules” on F-1.

3. See Item (b) below.

(b)	Exhibits

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

Amended and Restated Executive Severance Agreement, dated as of March 12, 2025, by and between the Company and Bradley S. Vizi; incorporated by reference to Exhibit 10(m) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the Securities and Exchange Commission on March 13, 2025.

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

	*	(10)(s)

RCM Technologies, Inc. 2025 Omnibus Equity Compensation Plan; incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2025.

(19)

Policy Statement -- Insider Trading; incorporated by reference to Exhibit 10(r) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the Securities and Exchange Commission on March 13, 2025.

		(21)	Subsidiaries of the Registrant. (Previously Filed)

		(23.1)	Consent of EisnerAmper, LLP (Filed herewith)

		(23.2)	Consent of WithumSmith+Brown, PC. (Filed herewith)

		(31.1)	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

		(31.2)	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

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

RCM Technologies, Inc.

Date: April 3, 2026	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: April 3, 2026	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary

RCM TECHNOLOGIES, INC.

FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCM Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of RCM Technologies, Inc. and Subsidiaries (the “Company”) as of January 3, 2026, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 3, 2026, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 3, 2026 expressed an adverse opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Expected Costs to Complete Fixed-Price Contracts

As disclosed in Note 1 to the financial statements, the Company derives revenue from contracts with customers to provide services under time‑and‑materials, fixed‑price, and permanent placement arrangements. Fixed‑price contract revenue recognized for the year ended January 3, 2026 was $73.2 million, representing approximately 23% of the Company’s revenue.  A substantial portion of fixed-price contract revenue is recognized over time using an input measure (i.e., costs incurred to date relative to total estimated costs at completion) to measure progress. The Company recognizes revenue on these fixed-price contracts as performance obligations are satisfied over time. Recognition of revenue as performance obligations are satisfied is highly judgmental as it required the Company to prepare estimates of the costs to complete contracts that are in process.

We identified the expected costs to complete these fixed-price contracts as a critical audit matter due to the complexity and subjectivity of management’s estimate of the progress towards completion of its projects. This in turn led to a high degree of auditor judgement and subjectivity and significant audit effort was required in performing procedures to evaluate management’s determination of the project completion progress and related expected costs to complete.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls relating to the Company's revenue recognition of fixed-price contracts and determination of expected costs to complete. We evaluated management’s application of their revenue recognition policies in the determination of revenue recognition conclusions. Our audit procedures included, among others, selecting a sample of fixed-price projects and performing the following procedures: (i) testing the transaction price, which included reading contracts and other documents, (ii) evaluating the significant assumptions used to develop the estimates of project progress and costs to complete for reasonableness, (iii) performing direct inquiry with project managers regarding project status and judgements made in estimates in order to corroborate the significant assumptions used to develop the estimates of project progress and expected costs to complete, and (iv) recalculating the amount of revenue recognized.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2025.

EISNERAMPER LLP

Philadelphia, Pennsylvania

April 3, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCM Technologies, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited RCM Technologies, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of January 3, 2026, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, RCM Technologies, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of January 3, 2026, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management’s assessment.

●	Management did not design and maintain effective internal controls at the entity level and over business process cycles.

●	Management did not design or maintain sufficient documentation during its management review controls across the Company's financial statement areas.

●

Management did not design and maintain effective controls related to the Company’s risk assessment and monitoring activities, including controls to periodically evaluate financial reporting risks and monitor the effectiveness of internal controls over financial reporting.

●	Management did not retain sufficient documentation to evidence the design and implementation of controls over the change management and logical access cycles for its timekeeping systems.

These material weaknesses were considered in determining the nature, timing, and extent of the audit tests applied in our audit of the January 3, 2026 financial statements, and this report does not affect our report dated April 3, 2026, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of RCM Technologies, Inc. and Subsidiaries as of January 3, 2026, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes , and our report dated April 3, 2026 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ EisnerAmper LLP

EISNERAMPER LLP

Philadelphia, Pennsylvania

April 3, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RCM Technologies, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RCM Technologies, Inc. and Subsidiaries (the “Company”) as of December 28, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the fiscal year ended December 28, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024, and the results of its operations and its cash flows for the fiscal year ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor from 2022 through 2025.

Red Bank, New Jersey

March 13, 2025

PCAOB ID Number 100

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)

	January 3,	December 28,
	2026	2024

Current assets:
Cash	$2,922	$4,729
Accounts receivable and contract assets, net of provision for credit losses of $1,229 at January 3, 2026 and $1,570 December 8, 2024	81,243	77,960
Transit accounts receivable	8,017	7,315
Prepaid expenses and other current assets	7,704	7,034
Total current assets	99,886	97,038

Property and equipment, net	7,265	7,368

Other assets:
Deposits	261	230
Deferred tax assets, foreign	6	120
Goodwill	22,147	22,147
Operating right of use asset	4,832	5,174
Total other assets	27,246	27,671

Total assets	$134,397	$132,077

Current liabilities:
Accounts payable and accrued expenses	$9,649	$13,369
Transit accounts payable	16,247	23,870
Accrued payroll and related costs	10,784	9,929
Finance lease payable	843	698
Income taxes payable	391	346
Operating right of use liability	1,209	1,046
Contingent consideration from acquisitions	-	212
Deferred revenue	14,761	4,163
Total current liabilities	53,884	53,633

Deferred income taxes, net, domestic	5,673	4,526
Finance lease payable, net of current position	380	1,112
Operating right of use liability, net of current position	3,813	4,355
Borrowings under line of credit	24,673	34,967
Total liabilities	88,423	98,593

Contingencies (note 16)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized; 18,004,241 shares issued and 7,351,400 shares outstanding at January 3, 2026 and 17,838,372 shares issued and 7,602,113 shares outstanding at December 28, 2024	900	890
Additional paid-in capital	122,244	118,845
Accumulated other comprehensive loss	(2,814)	(2,920)
Retained earnings (accumulated deficit)	10,396	(5,938)
Treasury stock, 10,652,841 shares at January 3, 2026 and 10,236,259 shares at December 28, 2024	(84,752)	(77,393)
Stockholders’ equity	45,974	33,484

Total liabilities and stockholders’ equity	$134,397	$132,077

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Fiscal Years Ended (In thousands, except per share amounts)

	January 3, 2026	December 28, 2024

Revenue	$319,404	$278,380
Cost of services	231,461	198,602
Gross profit	87,943	79,778

Operating costs and expenses
Selling, general and administrative	60,932	56,787
Depreciation and amortization of property and equipment	1,918	1,419
Amortization of acquired intangible assets	-	136
Impairment of intangible assets	-	547
Potential stock issuance and financing transactions	-	323
Remeasurement of contingent consideration	-	(1,759)
Operating costs and expenses	62,850	57,453

Operating income	25,093	22,325

Other expense (income)
Interest expense and other, net	2,669	2,215
Loss (gain) on foreign currency transactions	352	(80)
Other expense, net	3,021	2,135

Income before income taxes	22,072	20,190
Income tax expense	5,738	6,863

Net income	$16,334	$13,327

Basic net earnings per share	$2.19	$1.72
Diluted net earnings per share	$2.14	$1.68

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Fiscal Years Ended (In thousands)

	January 3,	December 28,
	2026	2024

Net income	$16,334	$13,327
Other comprehensive income (loss)	106	(107)
Comprehensive income	$16,440	$13,220

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share amounts)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Issued Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total

Balance, December 30, 2023	17,673,427	$882	$116,579	$(2,813)	$(19,265)	9,828,606	$(69,593)	$25,790
Issuance of stock under employee stock purchase plan	45,611	2	726	-	-	-	-	728
Retirement of common shares withheld for taxes on equity compensation	(44,567)	(2)	(1,315)	-	-	-	-	(1,317)
Equity compensation expense from awards issued	-	-	2,864	-	-	-	-	2,864
Issuance of stock upon vesting of restricted stock awards	163,901	8	(9)	-	-	-	-	(1)
Purchase of treasury stock	-	-	-	-	-	407,653	(7,800)	(7,800)
Foreign currency translation adjustment	-	-	-	(107)	-	-	-	(107)
Net income	-	-	-	-	13,327	-	-	13,327

Balance, December 28, 2024	17,838,372	$890	$118,845	$(2,920)	$(5,938)	10,236,259	$(77,393)	$33,484

Issuance of stock under employee stock purchase plan	35,545	2	613	-	-	-	-	615
Retirement of common shares withheld for taxes on equity compensation	(44,681)	(2)	(936)	-	-	-	-	(938)
Equity compensation expense from awards issued	-	-	3,732	-	-	-	-	3,732
Issuance of stock upon vesting of restricted stock awards	175,005	10	(10)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	416,582	(7,359)	(7,359)
Foreign currency translation adjustment	-	-	-	106	-	-	-	106
Net income	-	-	-	-	16,334	-	-	16,334

Balance, January 3, 2026	18,004,241	$900	$122,244	$(2,814)	$10,396	10,652,841	$(84,752)	$45,974

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Fiscal Years Ended (In thousands)

	January 3, 2026	December 28, 2024
Cash flows from operating activities:
Net income	$16,334	$13,327

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,918	2,102
Equity compensation expense from awards issued	3,732	2,864
Remeasurement of contingent consideration	-	(1,759)
Change in provision for credit losses on accounts receivable	906	(31)
Deferred income tax expense	1,268	2,706
Change in operating right of use assets	1,167	1,011
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(4,152)	(7,271)
Prepaid expenses and other current assets	(676)	(2,392)
Net of transit accounts receivable and payable	(8,325)	(5,656)
Accounts payable and accrued expenses	(3,484)	1,101
Accrued payroll and related costs	848	(1,265)
Operating lease liabilities	(1,205)	(966)
Income taxes payable	36	34
Deferred revenue	10,628	2,282
Deposits	(30)	83
Total adjustments and changes in operating assets and liabilities	2,631	(7,157)
Net cash provided by operating activities	18,965	6,170

Cash flows from investing activities:
Property and equipment acquired	(1,595)	(2,572)
Net cash used in investing activities	(1,595)	(2,572)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(10,294)	4,163
Issuance of stock for employee stock purchase plan	615	728
Retirement of common shares	(938)	(1,317)
Changes in finance lease obligations	(850)	(602)
Contingent consideration paid	(212)	-
Purchase of treasury stock	(7,359)	(7,800)
Net cash used in financing activities	(19,038)	(4,828)
Effect of exchange rate changes on cash	(139)	(325)
Decrease in cash	(1,807)	(1,555)
Cash at beginning of period	4,729	6,284

Cash at end of period	$2,922	$4,729

Supplemental cash flow information:
Cash paid for:
Interest	$2,630	$2,145
Income taxes	$6,105	$5,347

Non-cash operating activities:
Right of use assets in exchange for lease obligations	$745	$3,407
Non-cash financing activities:
Software purchased under finance lease	$222	$2,172

The accompanying notes are an integral part of these consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

RCM Technologies, Inc. (the “Company” or “RCM”) is a premier provider of business and technology solutions designed to enhance and maximize the operational performance of its customers through the adaptation and deployment of advanced engineering, life sciences, data, and solutions. Additionally, the Company provides specialty healthcare staffing services through its Specialty Health Care Services group. RCM’s offices are primarily located in major metropolitan centers throughout North America, with additional offices in Germany, the Netherlands, the Philippines, and Serbia.

The consolidated financial statements are comprised of the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash

The Company has significant cash balances at financial institutions, which, throughout the year, regularly exceed the federally insured limit of $250. Any loss incurred or lack of access to uninsured funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

The Company held $146 and $269 of cash in Canadian banks as of January 3, 2026 and December 28, 2024, respectively, which was held principally in Canadian dollars. The Company held $651 and $556 of cash in German banks as of January 3, 2026 and December 28, 2024, respectively, which was held primarily in Euros. The Company held $487 and $496 of in Serbian banks as of January 3, 2026 and December 28, 2024, respectively, which was held in various currencies. The Company held $3 and $2 of cash in Netherlands banks as of January 3, 2026 and December 28, 2024, respectively, which was held in various currencies. The Company held $9 of cash in Philippines banks as of January 3, 2026, which was held in U.S. dollars.

Fair Value of Financial Instruments

The Company’s carrying value of financial instruments, consisting primarily of accounts receivable and contract assets, net of provision for credit losses, transit accounts receivable, accounts payable and accrued expenses, transit accounts payable and borrowings under line of credit approximates fair value due to their liquidity or their short-term nature and the line of credit’s variable interest rate. The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Unbilled Accounts Receivable and Contract Assets

Unbilled receivables primarily represent revenue earned whereby those services are ready to be billed as of the balance sheet ending date. Contract assets primarily represents revenue earned under contracts which the Company is contractually precluded from invoicing until future dates as project milestones are realized. The Company follows Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers when recording revenue on unbilled accounts receivable and contract assets. See Note 4 for further details.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

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

Goodwill

Goodwill is not amortized but is subject to periodic testing for impairment in accordance with FASB ASC 350 “Intangibles - Goodwill and Other.” The Company tests goodwill for impairment on an annual basis as of the last day of the Company’s fiscal December each year or more frequently if events occur or circumstances change indicating that the fair value of the goodwill may be below its carrying amount. The Company reviews industry and market conditions, reported unit-specific events, and overall financial performance to determine if any indicators of impairment of goodwill exist. The Company has three reporting units. The Company uses a market-based approach to determine the fair value of the reporting units. This approach uses earnings/revenue multiples of similar companies recently completing acquisitions and the ability of our reporting units to generate cash flows as measures of fair value of our reporting units.

The Company did not record a goodwill impairment charge in fiscal years ended January 3, 2026 and December 28, 2024. There can be no assurance that future indicators of impairment and tests of goodwill impairment will not result in an impairment charge.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Software

In accordance with FASB ASC 350-40 “Accounting for Internal Use Software,” certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During the fiscal years ended January 3, 2026 and December 28, 2024, the Company capitalized $788 and $4,141, respectively, for software costs. The net balance after accumulated amortization for all software costs capitalized as of January 3, 2026 and December 28, 2024 was $5,140 and $5,622, respectively.

Income Taxes

The Company makes judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. The Company evaluated the deferred tax assets and determined on the basis of objective factors that the net assets will be realized through future years’ taxable income. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required. The Company did not have any valuation allowance as of January 3, 2026 and December 28, 2024.

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes” (FASB ASC 740) which requires an asset and liability approach of accounting for income taxes. FASB ASC 740 requires assessment of the likelihood of realizing benefits associated with deferred tax assets for purposes of determining whether a valuation allowance is needed for such deferred tax assets. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Company measures its deferred tax assets and liabilities using the tax rates that the Company believes will apply in the years in which the temporary differences are expected to be recovered or paid. The Company and its wholly owned United States subsidiaries file a consolidated federal income tax return. The Company also files tax returns in Canada, Germany, Philippines, Puerto Rico and Serbia.

The Company also follows the provisions of FASB ASC 740 which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. The Company’s policy is to record interest and penalty, if any, as interest expense.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

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

The Company derives its revenue from several sources. The Company’s Engineering Services and Life Sciences, Data and Solutions segments perform consulting and project solution services.  The Healthcare segment specializes in long-term and short-term staffing and placement services to hospitals, schools and long-term care facilities among others. All of the Company’s segments perform staff augmentation services and derive revenue from permanent placement fees.

The following table presents our revenue disaggregated by revenue source for the fiscal years ended January 3, 2026 and December 28, 2024:

	January 3, 2026	December 28, 2024
Specialty Health Care:
Time and Material	$162,602	$141,185
Permanent Placement Services	1,502	1,494
Total Specialty Health Care	$164,104	$142,679

Engineering:
Time and Material	$58,743	$47,157
Fixed Fee	61,743	49,302
Permanent Placement Services	-	-
Total Engineering	$120,486	$96,459

Life Sciences, Data and Solutions:
Time and Material	$23,172	$30,547
Fixed Fee	11,450	8,452
Permanent Placement Services	192	243
Total Life Sciences, Data and Solutions	$34,814	$39,242
	$319,404	$278,380

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Time and Material

The Company’s Health Care segment predominantly generates revenue from time-and-materials arrangements. In contrast, its Engineering and Life Sciences, Data and Solutions segments generate revenue from both time-and-materials and fixed-fee arrangements. Revenue from time-and-materials contracts is recognized over time as performance obligations are satisfied, because the customer simultaneously receives and consumes the benefits of the services performed. These contracts are typically based on the number of hours worked at contractually agreed-upon rates. Accordingly, revenue is recognized based on hours worked at contracted rates, which represents an output method that directly reflects the value of services transferred to the customer.

Fixed Fee

From time to time, primarily within the Engineering segment, the Company enters into fixed-fee contracts requiring the delivery of specified services or project-based deliverables. The Company operates under master services agreements that establish general terms and conditions, with project-specific purchase orders defining the scope, pricing, and duration of individual engagements, which are typically performed over 6 to 9 months.

Revenue from fixed-fee arrangements is recognized over time as performance obligations are satisfied, as the customer simultaneously receives and consumes the benefits of the services performed. The Company measures progress toward completion using either an input method (e.g., costs incurred relative to total estimated costs) or an output method (e.g., achievement of contractual milestones or delivery of specified units), depending on which method best depicts the transfer of control of services to the customer. The Company primarily applies an input method based on costs incurred relative to total estimated costs (cost-to-cost method). In contrast, output methods are used in arrangements in which milestones or deliverables correspond directly to the transfer of control to the customer.

Billings in excess of revenue recognized are recorded as contract liabilities (deferred revenue), while revenue recognized in excess of billings is recorded as contract assets. Certain contracts may include provisions that limit total billings or the timing of revenue recognition. The Company evaluates contracts for potential losses and records provisions for estimated losses in the period such losses become probable and can be reasonably estimated. Costs incurred in fulfilling contracts are expensed as incurred unless they qualify for capitalization under applicable accounting guidance.

Permanent Placement Services

The Company earns permanent placement fees from providing permanent placement services. These fees are typically based on a percentage of the compensation paid to the person placed with the Company’s client. The Company guarantees its permanent placements on a prorated basis for 90 days. In the event a candidate is not retained for the 90-day period, the Company will provide a suitable replacement candidate. If a replacement candidate cannot be located, the Company will provide a prorated refund to the client. An allowance for refunds, based upon the Company’s historical experience, is recorded in the financial statements.

Permanent placement revenue was $1.7 million for both of the fiscal years ended January 3, 2026 and December 28, 2024.

The deferred revenue balance as of January 3, 2026 and December 28, 2024 was $14.8 million and $4.2 million, respectively. Revenue is recognized when the service has been performed. Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence. In fiscal years ended January 3, 2026 and December 28, 2024, the Company recognized revenue of $4.2 million and $1.9 million, respectively, that was included in deferred revenue at the beginning of the period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Transit Receivables and Transit Payables

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services. Pursuant to these agreements, the Company a) may purchase equipment on behalf of the Company’s customer or engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory. Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency, the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable,” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency, whether or not the client pays the Company. The Company’s transit accounts payable generally exceed the Company’s transit accounts receivable, but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable were $8.0 million, and related transit accounts payable were $16.2 million, for a net payable of $8.2 million, as of January 3, 2026. The transit accounts receivable were $7.3 million, and related transit accounts payable were $23.9 million, for a net payable of $16.6 million, as of December 28, 2024.

Concentrations

During the fiscal year ended January 3, 2026, the Company had two customers exceed 10% of consolidated revenue, representing 20.8% and 13.6% of consolidated revenue, respectively. During the fiscal year ended December 28, 2024, the Company had two customers exceed 10% of consolidated revenue, representing 19.5% and 14.1% of consolidated revenue, respectively. All customers exceeding 10% of consolidated revenue during the periods presented are included in the Company’s Specialty Health Care segment.

The Company’s five, ten and twenty largest customers accounted for approximately 51.0%, 64.9% and 75.0%, respectively, of the Company’s revenue for the fiscal year ended January 3, 2026. The Company’s five, ten and twenty largest customers accounted for approximately 48.5%, 60.1% and 70.6%, respectively, of the Company’s revenue for the fiscal year ended December 28, 2024.

As of January 3, 2026, three clients represented more than 10% of the Company's accounts receivable, net, representing 18.1% and 16.1% from the Company's two largest Specialty Health Care clients and 17.2% from the Company's largest Engineering client. As of December 28, 2024, three clients represented more than 10% of the Company's accounts receivable, net, representing 20.4% and 12.5% from the Company's two largest Specialty Health Care clients and 11.4% from the Company's largest Engineering client.

Segment Reporting

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

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

Restricted stock and stock unit awards are recognized at their fair value. The amount of compensation cost is measured on the grant date fair value of the equity instrument issued. The compensation cost of the restricted stock and stock unit awards is recognized over the vesting period of the restricted stock and stock unit awards on a straight-line basis. Restricted stock and stock unit awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s restricted stock and stock unit award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. Dividends for restricted stock and stock unit awards that ultimately do not vest are forfeited.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $838 and $719 for the fiscal years ended January 3, 2026 and December 28, 2024, respectively.

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

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal years ended January 3, 2026 (fiscal 2025) and December 28, 2024 (fiscal 2024) consisted of fifty-three and fifty-two weeks, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation. These classifications had no effect on the previously reported results of operations.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

3.	USE OF ESTIMATES AND UNCERTAINTIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

The Company uses estimates to determine a provision for credit losses on its accounts receivable, progress on fixed fee contracts, contingent consideration, litigation, medical claims, workers compensation claims, goodwill impairment, if any, equity compensation, the tax rate applied and the valuation of certain assets and liability accounts. In addition, the Company reviews its estimated costs to complete a contract and adjusts those costs when necessary. These estimates can be significant to the operating results and financial position of the Company. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information. Management regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

4.	ACCOUNTS RECEIVABLE AND CONTRACT ASSETS, NET

The Company’s accounts receivable and contract assets, net are comprised as follows:

	January 3, 2026	December 28, 2024
Billed accounts receivable	$47,987	$55,224
Unbilled accounts receivable	23,942	16,931
Contract assets	10,543	7,375
Provision for credit losses	(1,229)	(1,570)

Accounts receivable and contract assets, net	$81,243	$77,960

Unbilled receivables primarily represent revenue earned whereby those services are ready to be billed as of the balance sheet ending date. Contract assets primarily represents revenue earned under contracts which the Company contractually invoices at future dates.

Activity in the Company’s provision for credit losses consisted of the following:

	Fiscal Years Ended
	January 3, 2026	December 28, 2024
Balance at beginning of year	$1,570	$1,600
Increase in provision for credit losses	906	-
Write-offs of receivables to provision for credit losses	(1,247)	(30)

Balance at end of year	$1,229	$1,570

5.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	January 3, 2026	December 28, 2024
Computers and systems	$9,486	$8,448
Equipment and furniture	440	306
Leasehold improvements	723	590
Laboratory equipment	221	196
	10,870	9,540

Less: accumulated depreciation and amortization	3,605	2,172

Property and equipment, net	$7,265	$7,368

The Company periodically writes off fully depreciated and amortized assets. The Company wrote off fully depreciated and amortized assets of $487 and $1,604 during the fiscal years ended January 3, 2026 and December 28, 2024, respectively. For the fiscal years ended January 3, 2026 and December 28, 2024, depreciation and amortization expense for property and equipment was $1,918 and $1,419, respectively.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

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

As of January 3, 2026, there are no active acquisitions whereby contingent consideration could be paid.

The changes in the liability for contingent consideration from acquisitions for the fiscal years ended January 3, 2026 and December 28, 2024 are as follows:

Balance as of December 30, 2023	$1,971

Remeasurement of contingent consideration	(1,759)

Balance as of December 28, 2024	$212

Contingent payments - cash	(212)

Balance as of January 3, 2026	$-

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

6.	ACQUISITIONS AND DIVESTITURES (CONTINUED)

Estimates of future contingent payments are subject to significant judgment and actual payments may materially differ from estimates. Contingent consideration related to acquisitions is recorded at fair value (level 3) with changes in fair value recorded in operating expense.

7.	GOODWILL

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year, or more frequently if events or circumstances indicate that the fair value of goodwill may be below its carrying amount. The Company reviewed industry and market conditions, reported unit-specific events, and overall financial performance, and determined that no indicators of impairment of goodwill existed during the fiscal year ended January 3, 2026. As a result of such review, no impairment loss was recorded for the Company’s intangible assets during the fiscal year ended January 3, 2026. With respect to the fiscal year ended December 28, 2024, since the Company remeasured contingent consideration associated with its Life Sciences, Data, and Solutions segment in fiscal 2024, the Company determined that further testing was necessary. After comparing the fair value of the Life Sciences, Data and Solutions segment to its carrying amount, the Company determined that no impairment loss occurred for the Company’s goodwill related to that segment during the fiscal year ended December 28, 2024.

There were no changes in the carrying amount of goodwill for the fiscal years ended January 3, 2026 and December 28, 2024. The amounts by the Company’s segments are as follows:

	Engineering	Specialty Health Care	Life Sciences, Data & Solutions	Total
Balance as of January 3, 2026	$11,918	$2,398	$7,831	$22,147

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

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

The changes in the carrying amount of intangible assets for the fiscal year ended December 28, 2024 are as follows:

	Engineering	Specialty Health Care	Life Sciences, Data & Solutions	Total
Balance as of December 30, 2023	$-	$-	$683	$683

Amortization in fiscal 2024	-	-	136	136
Impairment in fiscal 2024	-	-	547	547

Balance as of December 28, 2024	$-	$-	$-	$-

The Company did not acquire or otherwise add any intangible assets during the fiscal year ended January 3, 2026.

9.	LINE OF CREDIT

On February 20, 2026, the Company amended (Amendment 1) the Fifth Amended and Restated Loan Agreement, dated as of December 3, 2024, with Citizens Bank. Under Amendment 1, the total commitment is increased from a maximum limit of $65.0 million to a maximum limit of $75.0 million. The increased limit shall apply from February 20, 2026 through August 31, 2026. From and after September 1, 2026 through the Maturity Date of the Fifth Amended and Restated Loan Agreement, the total commitment shall revert to $65.0 million. All other material terms remain unchanged.

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

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin or (ii) the agent bank’s prime rate generally borrowed over shorter durations. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the fiscal years ended January 3, 2026 and December 28, 2024 were 6.3% and 6.6%, respectively

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

9.	LINE OF CREDIT (CONTINUED)

All borrowings under the Fifth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of January 3, 2026, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the line of credit as of January 3, 2026 and December 28, 2024 were $24.7 million and $35.0 million, respectively. At January 3, 2026 and December 28, 2024, there were letters of credit outstanding for $13.2 and $7.4 million, respectively. At January 3, 2026 and December 28, 2024, the Company had availability for additional borrowings under the Revolving Credit Facility of $27.1 million and $22.6 million, respectively.

10.	PER SHARE DATA

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share. The number of weighted-average shares used to calculate basic and diluted earnings per share for the fiscal years ended January 3, 2026 and December 28, 2024 was determined as follows:

	Fiscal Years Ended
	January 3, 2026	December 28, 2024
Basic weighted average shares outstanding	7,449,377	7,737,063
Dilutive effect of outstanding restricted stock awards	186,363	202,318

Diluted weighted average shares outstanding	7,635,740	7,939,381

For the fiscal years ended January 3, 2026 and December 28, 2024, there were no anti-dilutive shares included in the calculation of common stock equivalents as there were no stock options outstanding.

Unissued shares of common stock were reserved for the following purposes:

	January 3, 2026	December 28, 2024
Time-based restricted stock and stock unit awards outstanding	179,037	289,421
Performance-based restricted stock and stock unit awards outstanding	282,157	300,000
Future grants of options or shares available	1,248,902	295,680
Shares reserved for employee stock purchase plan	216,574	252,119

Total	1,926,670	1,137,220

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

11.	SHARE BASED COMPENSATION

As of January 3, 2026, the Company had three share-based employee compensation plans, the Employee Stock Purchase Plan, the 2014 Omnibus Equity Compensation Plan, and the 2025 Omnibus Equity Compensation Plan.

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

Share-based compensation expense of $3.7 million and $2.9 million was recognized for the fiscal years ended January 3, 2026 and December 28, 2024, respectively. Share-based compensation for performance-based equity agreements was $2.5 million and $1.6 million for the fiscal years ended January 3, 2026 and December 28, 2024, respectively. As of January 3, 2026, there were 282,157 performance-based restricted stock and stock unit awards outstanding. Share-based compensation expense is included in selling, general and administrative expense in the Company’s statement of operations.

As of January 3, 2026, the Company had $6.0 million of total unrecognized compensation cost, with approximately $2.0 million related to time-based non-vested share-based awards outstanding and $4.0 million related to performance-based non-vested share-based awards outstanding. The Company expects to recognize the expense associated with time-based non-vested share-based awards through fiscal 2035. If earned, the Company will recognize the expense associated with performance-based non-vested share-based awards straight-line through fiscal 2030. These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

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

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

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

The Company has two offering periods in the Purchase Plan, coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are typically issued on the first business day of the subsequent offering period for the prior offering period's payroll deductions. During the fiscal years ended January 3, 2026 and December 28, 2024, there were 35,545 and 45,611 shares issued under the Purchase Plan for net proceeds of $0.6 million and $0.7 million, respectively. As of January 3, 2026, there were 216,574 shares available for issuance under the Purchase Plan. Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for both fiscal years ended January 3, 2026 and December 28, 2024, was $0.3 million.

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

All stock and stock unit awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period, assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of January 3, 2026, there were no accrued dividends. Dividends for stock and stock unit awards that ultimately do not vest are forfeited.

As of January 3, 2026, under the 2014 Plan, 179,037 time-based shares were outstanding, 282,157 performance-based restricted stock awards were outstanding and 248,902 shares were available for awards thereunder.

The intrinsic value of all equity grants as of January 3, 2026 and December 28, 2024 was $8.4 million and $12.5 million, respectively. These amounts are based on the equity price on the last trading day in the period presented.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

11.	SHARE BASED COMPENSATION (CONTINUED)

2025 Omnibus Equity Compensation Plan (the 2025 Plan)

The 2025 Plan, approved by the Company’s shareholders in December 2025, provided for the issuance of up to 1,000,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries, or consultants and advisors utilized by the Company. The expiration date of the Plan is December 17, 2035, unless the 2025 Plan is terminated earlier by the Board or is extended by the Board with the approval of the shareholders. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.

All stock and stock unit awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period, assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of January 3, 2026, there were no accrued dividends. Dividends for stock and stock unit awards that ultimately do not vest are forfeited.

As of January 3, 2026, under the 2025 Plan, there were no outstanding equity awards, therefore, up to 1,000,000 shares may be awarded subject to the provisions of the 2025 Plan.

Time-Based Restricted and Stock Unit Stock Awards

From time-to-time the Company issues time-based restricted stock and stock unit awards. The following summarizes the activity in the time-based restricted stock and stock unit awards under the 2014 Plan during the fiscal year ended January 3, 2026:

	Number of Time-Based Restricted Stock And Unit Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 30, 2023	376,618	$11.53
Granted	19,676	$22.62
Vested	(101,401)	$10.32
Forfeited or expired	(5,472)	$14.62
Outstanding non-vested at December 28, 2024	289,421	$12.65
Granted	25,121	$17.35
Vested	(112,505)	$13.38
Forfeited or expired	(23,000)	$7.38
Outstanding non-vested at January 3, 2026	179,037	$13.52

Share-based compensation for time-based equity was $1.2 million and $1.3 million for the fiscal years ended January 3, 2026 and December 28, 2024, respectively. Based on the closing price of the Company’s common stock of $19.86 per share on January 2, 2026 (the last trading day prior to January 3, 2026), the intrinsic value of the time-based non-vested restricted stock and stock unit awards at January 3, 2026 was approximately $3.6 million. As of January 3, 2026, there was approximately $2.0 million of total unrecognized compensation cost related to time-based restricted stock and stock unit awards, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock and stock unit awards through fiscal 2035.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

11.	SHARE BASED COMPENSATION (CONTINUED)

Performance-Based Restricted Stock and Stock Unit Awards

From time-to-time the Company issues performance-based restricted stock and stock unit awards to its employees. Performance-based restricted stock and stock unit awards are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee.

The following summarizes the activity in the performance-based restricted stock and stock unit awards during the fiscal year ended January 3, 2026:

	Number of Performance- Based Restricted Stock and Stock Unit Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 30, 2023	100,000	$11.96
Granted	300,000	$28.79
Vested	(62,500)	$11.96
Forfeited or expired	(37,500)	$11.96
Outstanding non-vested at December 28, 2024	300,000	$28.79
Granted	99,763	$16.20
Vested	(62,500)	$29.00
Forfeited or expired	(55,106)	$26.73
Outstanding non-vested at January 3, 2026	282,157	$24.69

The Company assesses at each reporting date whether achievement of any performance condition is probable and recognizes the expense when achievement of the performance condition becomes probable. The Company will then recognize the appropriate expense cumulatively in the year performance becomes probable and recognize the remaining compensation cost over the remaining requisite service period. If at a later measurement date, the Company determines that performance-based restricted stock and stock unit awards deemed as likely to vest are deemed as unlikely to vest, the expense recognized will be reversed.

Share-based compensation for performance-based equity agreement was $2.5 million and $1.6 million for the fiscal years ended January 3, 2026 and December 28, 2024, respectively. Based on the closing price of the Company’s common stock of $19.86 per share on January 2, 2026 (the last trading day prior to January 3, 2026), the intrinsic value of all outstanding unvested performance-based equity awards at January 3, 2026 was $4.8 million.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

11.	SHARE BASED COMPENSATION (CONTINUED)

	Number of Restricted Stock and Stock Unit Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at December 30, 2023	476,618	$11.66
Granted – time-based vesting	19,676	$22.62
Granted – performance-based vesting	300,000	$28.79
Vested	(163,901)	$10.94
Forfeited or expired	(42,972)	$12.30
Outstanding non-vested at December 28, 2024	589,421	$20.86
Granted – time-based vesting	25,121	$17.35
Granted – performance-based vesting	99,763	$16.20
Vested	(175,005)	$18.96
Forfeited or expired	(78,106)	$21.04
Outstanding non-vested at January 3, 2026	461,194	$20.36

Based on the closing price of the Company’s common stock of $19.86 per share on January 2, 2026 (the last trading day prior to January 3, 2026), the intrinsic value of all outstanding unvested equity awards at January 3, 2026 was $8.4 million.

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

During the fiscal year ended January 3, 2026, the Company purchased 416,582 shares at an average price of $17.61 per share. During the fiscal year ended December 28, 2024, the Company purchased 407,653 shares at an average price of $19.08 per share. As of January 3, 2026, the Company has $34.9 million available for future treasury stock purchases.

The Company accrued $29 in excise tax associated with its Treasury Stock Repurchase Plan during the fiscal year ended January 3, 2026. Excise tax is recorded directly to treasury stock.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

13.	New Accounting Standards and Updates

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 was effective for the Company’s annual reporting periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. The Company adopted ASU 2023-09, on a prospective basis, for the fifty-three weeks ended January 3, 2026.

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

In August 2025, the FASB issued ASU 2025-06, Intangibles -Goodwill and Other – Internal-Use Software (Subtopic 350-40). The narrowly drawn changes primarily focus on how companies decide when to count software development costs as an asset (capitalize them). Under the new guidance, a company can capitalize software costs once two conditions are met: the company’s leadership has approved and committed to funding the project, and it is likely the project will be finished, and the software will work as intended. The ASU is effective for annual reporting periods beginning after December 15, 2027. We are currently evaluating the provisions of this ASU.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied on either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

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

In the second quarter of fiscal 2025, the Company made certain revisions to the internal measurement of segment operating results for the purpose of evaluating segment performance and resource allocation. The revised segment reporting now presents corporate operating costs separately instead of allocating them to the operating segments. The revision was the result of a shift in the CODM’s more granular and independent focus on the now four segments. We have presented the revised segment results for both fiscal 2025 and the prior period on a comparable basis.

The following tables summarize the results of operations and total assets by segment provided to the CODMs. Segment operating income (loss) includes selling, general, and administrative expenses directly attributable to that segment. The following tables reflect the results of the reportable segments consistent with the Company’s management system. Please refer to the segment discussion of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K.

Fiscal Year Ended January 3, 2026	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total

Revenue	$164,104	$120,486	$34,814	$-	$319,404

Cost of services	116,702	93,104	21,655	-	231,461

Gross profit	47,402	27,382	13,159	-	87,943

Selling, general and administrative	24,220	11,976	6,694	18,042	60,932

Depreciation and amortization of property and equipment	393	771	148	606	1,918

Operating income (loss)	$22,789	$14,635	$6,317	$(18,648)	$25,093

Total assets as of January 3, 2026	$46,541	$60,562	$13,936	$13,358	$134,397
Property and equipment acquired	$238	$480	$36	$841	$1,595

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

14.	SEGMENT INFORMATION (CONTINUED)

Fiscal Year Ended December 28, 2024	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total

Revenue	$142,679	$96,459	$39,242	$-	$278,380

Cost of services	100,146	73,916	24,540	-	198,602

Gross profit	42,533	22,543	14,702	-	79,778

Selling, general and administrative	22,213	11,869	6,875	15,830	56,787

Depreciation and amortization of property and equipment	386	613	150	270	1,419

Amortization of acquired intangible assets	-	-	683	-	683

Potential stock issuance and financing transactions	-	-	-	323	323

Remeasurement of contingent consideration	-	-	(1,759)	-	(1,759)

Operating income (loss)	$19,934	$10,061	$8,753	$(16,423)	$22,325

Total assets as of December 28, 2024	$43,180	$52,160	$22,210	$14,527	$132,077
Property and equipment acquired	$296	$691	$28	$1,557	$2,572

The Company derives a majority of its revenue from offices in the United States. Revenue reported for each operating segment are all from external customers. The Company is domiciled in the United States and its segments operate in the United States, Canada, Germany, Philippines, Puerto Rico and Europe. The Company does not derive any revenue in the Philippines. Revenue by geographic area for the fiscal years ended January 3, 2026 and December 28, 2024 are as follows:

	Fiscal Year Ended
	January 3,	December 28,
	2026	2024
Revenue
United States	$290,187	$256,759
Canada	7,535	7,196
Puerto Rico	6,363	7,017
Europe	15,319	7,408
	$319,404	$278,380

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

14.	SEGMENT INFORMATION (CONTINUED)

Total assets by geographic area as of the reported periods are as follows:

	Fiscal Year Ended
	January 3,	December 28,
	2026	2024
Total Assets
United States	$123,021	$123,905
Canada	1,828	1,423
Puerto Rico	2,637	3,286
Europe	6,594	3,408
Philippines	317	55
	$134,397	$132,077

15.	INCOME TAXES

The components of earnings before income taxes by United States and foreign jurisdictions were as follows:

	Fiscal Years Ended
	January 3, 2026	December 28, 2024
United States	$17,192	$16,607
Foreign jurisdictions	4,880	3,583
	$22,072	$20,190

The components of income tax expense (benefit) are as follows:

	Fiscal Years Ended
	January 3, 2026	December 28, 2024
Current
Federal	$1,619	$2,609
State and local	1,556	611
Foreign	1,302	942
	4,477	4,162

Deferred
Federal	662	2,343
State	485	611
Foreign	114	(253)
	1,261	2,701
Total	$5,738	$6,863

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

15.	INCOME TAXES (CONTINUED)

Generally, the Company’s relative income or loss generated in each of its jurisdictions can materially impact the consolidated effective income tax rate of the Company, particularly the ratio of Canadian, German and Serbian pretax income, versus United States pretax income. The consolidated effective income tax rate for the fiscal years ended January 3, 2026 and December 28, 2024 were 26.0% and 34.0%, respectively. The Company’s United States Federal statutory tax rate for the fiscal years ended January 3, 2026 and December 28, 2024, before any adjustments, was 21.0%.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the fifty-three weeks ended January 3, 2026, updated for the new guidelines within ASU 2023-09, which the Company adopted prospectively:

	Amount	% of Earnings Before Taxes
Tax expense on taxable income at federal statutory rate	$4,635	21.0
State income taxes, net of federal benefit	1,694	7.7
Permanent differences, domestic
Section 162(m) disallowance	504	2.2
Other Permanent differences, domestic	16	0.1
Foreign income taxes	392	1.8
Changes in unrecognized tax benefit	(1,196)	(5.4)
Other	(307)	(1.4)
Total income tax expense	$5,738	26.0

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the fifty-two weeks ended December 28, 2024, prior to application of ASU 2023-09:

	Amount	% of Earnings Before Taxes
Tax expense on taxable income at federal statutory rate	$4,240	21.0
State income taxes, net of Federal income tax benefit	1,164	5.8
Permanent differences, domestic and foreign	188	0.9
Intangible asset deferred liability true-up	797	4.0
Foreign income tax rates	108	0.5
Foreign tax adjustment	174	0.9
Changes in unrecognized tax benefit	-	-
Other	192	0.9
Total income tax expense	$6,863	34.0

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

15.  INCOME TAXES (CONTINUED)

At January 3, 2026 and December 28, 2024, deferred tax assets and liabilities consist of the following:

	January, 2026	December 28, 2024
Deferred tax assets:
Provision for credit losses	$341	$400
Federal and state net operating loss carryforward	16	41
Compensation	976	836
Reserves, accruals, and other	-	461
Lease liability	1,176	1,304
Foreign deferred tax asset	6	120
Total deferred tax assets	2,515	3,162

Deferred tax liabilities:
Intangible assets, net of amortization	(4,558)	(4,272)
Prepaid expense deferral	(1,271)	(1,146)
Fixed assets, net of depreciation	(1,226)	(906)
Right of use assets	(1,127)	(1,244)
Total deferred tax liabilities	(8,182)	(7,568)
Total deferred tax liabilities, net	$(5,667)	$(4,406)

The components of cash paid for income taxes, net of refunds, in United States and foreign jurisdictions for the fifty-three weeks ended January 3, 2026 were as follows:

Federal	$3,566
New York City	334
Other states (1)	837
Canada	1,038
Other foreign jurisdictions	330
$6,105

(1)	New York and California made up the majority of the tax effect in this category.

A reconciliation of the unrecognized tax benefits for the fiscal years ended January 3, 2026 and December 28, 2024:

Unrecognized Tax Benefits
Balance as of December 30, 2023	$1,196
Gross increases: tax positions in prior period	-
Gross increases: tax positions in current period	-
Balance as of December 28, 2024	$1,196
Gross increases: tax positions in prior period	-
Gross increases: tax positions in current period	$(1,196)

Balance as of January 3, 2026	$-

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

15.  INCOME TAXES (CONTINUED)

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes and records such amounts to tax expense. The Company recorded minimal expense for penalties or interest in the fiscal years ended January 3, 2026 and December 28, 2024.

The Company has gross state net operating losses of $0.2 million to the net income of future tax returns. The state net operating losses are subject to various expiration periods.

The Company conducts its operations in multiple tax jurisdictions in the United States, Canada, Germany, Philippines, Puerto Rico and Serbia. The Company and its subsidiaries file a consolidated United States Federal income tax return and file in various states. The Company has no open Federal audits as of January 3, 2026. Except for limited exceptions, the Company is no longer subject to audits by state and local tax authorities for tax years prior to 2021. The Company is no longer subject to audit in Canada for the tax years prior to tax year 2021. The Company is no longer subject to audit in Puerto Rico for the tax years prior to tax year 2020.

Under APB 23, foreign earnings are generally not subject to U.S. tax until repatriated or deemed repatriated under the anti-deferral rules. The Company has determined that as of January 3, 2026, all current and future earnings in its foreign subsidiaries will be permanently reinvested. Based on this determination, the anti-deferral rules have no material impact on the Company.

16.	CONTINGENCIES

From time to time, the Company is a defendant in various legal actions that arise in the ordinary business course. These matters may relate to professional liability, tax, compensation, contract, competitor disputes, and employee-related matters and include individual and class action lawsuits, as well as inquiries and investigations by governmental agencies regarding the Company’s employment and compensation practices. Additionally, some of the Company’s clients may also become subject to claims, governmental inquiries and investigations, and legal actions relating to the Company’s professional services. Depending upon the particular facts and circumstances, the Company may also be subject to indemnification obligations under its contracts with such clients relating to these matters. Any pending legal proceedings and claims that arise from time to time in the ordinary course of its business may not be covered by insurance.

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

The Company is exposed to various asserted claims as of January 3, 2026, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of January 3, 2026, the Company has accrued $0.3 million for asserted claims.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

17.	RETIREMENT PLANS

The Company maintains a 401(k) profit sharing plan for the benefit of eligible employees in the United States and other similar plans in Canada, Philippines, Puerto Rico and Serbia (the “Retirement Plans”). The 401(k) plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) plan on a pre-tax basis, subject to certain limitations. The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the Retirement Plans. Contributions to the Retirement Plans charged to operations by the Company for the fiscal years ended January 3, 2026 and December 28, 2024 were $384 and $460, respectively.

18.	LEASES

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

The components of lease expense were as follows:

	Fiscal Years Ended
	January 3, 2026	December 28, 2024
Operating lease cost	$1,411	$1,356

Finance lease cost
Amortization of right of use assets	$835	$594
Interest on lease liabilities	70	46
Total finance lease cost	$905	$640

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

18.	LEASES (CONTINUED)

Supplemental Cash Flow information related to leases was as follows:

	January 3, 2026	December 28, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,423	$1,214
Operating cash flows from finance leases	$41	$25
Financing cash flows from finance leases	$850	$595

Right of use assets obtained in exchange for lease obligations
Operating leases	$745	$3,407
Finance leases	$222	$2,172

Supplemental Balance Sheet information as of January 3, 2026 and December 28, 2024 related to leases was as follows:

	January 3, 2026	December 28, 2024
Operating leases
Operating lease right of use assets	$4,832	$5,174

Operating right of use liability - current	$(1,209)	$(1,046)
Operating right of use liability - non-current	(3,813)	(4,355)
Total operating lease liabilities	$(5,022)	$(5,401)

Finance leases
Property and equipment - (right of use assets)	$2,394	$2,172
Accumulated depreciation	(1,197)	(362)
Property and equipment, net	$1,197	$1,810

Finance lease liability - current	$(843)	$(698)
Finance lease liability - non-current	(380)	(1,112)
Total finance lease liabilities	$(1,223)	$(1,810)

Weighted average remaining lease term in years
Operating leases	3.48	4.41
Finance leases	1.41	2.50

Weighted average discount rate
Operating leases	6.36%	6.36%
Finance leases	4.82%	4.88%

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended January 3, 2026 and December 28, 2024 (In thousands, except share and per share amounts)

18.	LEASES (CONTINUED)

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2026	$1,447	$886
2027	1,254	387
2028	1,124	-
2029	726	-
2030	181	-
Thereafter	1,022	-

Total lease payments	5,754	1,273
Less: imputed interest	(732)	(50)
Total	$5,022	$1,223

19.	SUBSEQUENT EVENTS

For the period subsequent to January 3, 2026 and through April 2, 2026, the Company purchased 348,366 shares of the Company’s common stock as part of its Treasury Stock Repurchase Program, at an average price of $19.03, totaling $6.6 million. As of April 2, 2026, the Company has up to $28.3 million available for future treasury stock purchases.