Form 10-K/A
period 2026-01-03
RCM TECHNOLOGIES, INC.
filed 2026-05-04
CIK 700841

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

The number of shares of registrant's common stock (par value $0.05 per share) outstanding as of April 30, 2026: 7,087,613.

Documents Incorporated by Reference

None in this Amendment No. 1 on Form 10-K/A.

Auditor Firm ID: 274	Auditor Name: EisnerAmper, LLP	Auditor Location: Philadelphia, PA

EXPLANATORY NOTE

On April 3, 2026, RCM Technologies, Inc. (“Company,” “we,” “us,” “our” and “RCM”) filed its Annual Report on Form 10-K for the year ended January 3, 2026 (the “Initial Filing”), with the Securities and Exchange Commission (the “Commission”). The Company indicated that it would incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2026 annual meeting of stockholders. Because the Company does not anticipate filing its definitive proxy statement by May 4, 2026, the Company is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

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

Our Directors

Bradley S. Vizi, Director since 2013, age 42

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

Chigozie O. Amadi, Director since 2022, age 41

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

Swarna Srinivas Kakodkar, Director since 2019, age 42

Ms. Kakodkar is a seasoned technology executive with over 20 years of experience building organizations that develop software to serve enterprises, developers, and consumers.  Ms. Kakodkar served in leadership roles at major technology companies including Meta, Google and Amazon Web Services. At Google and Amazon she launched services that touched millions of users.  At Meta she held various roles where she oversaw the development of digital advertising products and global partnerships with some of Meta’s largest customers.  Prior to joining Meta, Ms. Kakodkar worked at AOL Platforms, where she developed capital allocation strategies, managed M&A activity, and built technology partnership programs.  She chairs our Compensation Committee, serves on our Audit Committee, and serves on our Nominating/Governance Committee. She holds an MBA from Harvard Business School and a B.A. from Harvard College.

Ms. Kakodkar’s extensive experience in digital marketing, financial modeling, enterprise software, implementation of new technologies, and management and retention of diverse employee groups, allow her to make valuable contributions to all of the Company’s business segments.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)

Our Directors (Continued)

Jayanth S. Komarneni, Director since 2020, age 43

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

Name	Age	Position
Bradley S. Vizi	42	Executive Chairman & President
Kevin D. Miller	59	Chief Financial Officer, Treasurer and Secretary
Michael Saks	69	Division President, Health Care Services

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

Committee
Board Member	Audit	Compensation	Nominating & Corporate Governance
Bradley S. Vizi
Chigozie O. Amadi	X(1)	X	X
Swarna Srinivas Kakodkar	X	X(1)	X
Jayanth S. Komarneni	X	X	X(1)

(1)	Chair

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

Compensation Committee Interlocks and Insider Participation. None of the members of our Compensation Committee were officers or employees of the Company or any of its subsidiaries during 2025, were formerly officers of the Company or any of its subsidiaries, or had any relationship with the Company since the beginning of 2025 that requires disclosure under Item 404 of Regulation S-K, nor have there been since the beginning of 2025 any compensation committee interlocks involving our directors and executive officers that require disclosure under Item 407 of Regulation S-K.

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

Compensation Discussion and Analysis

The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Compensation Committee seeks to ensure that the total compensation paid to the executives is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to our executives, including the named executive officers, are similar to those provided to other executive officers. Our named executive officers for the year ended January 3, 2026 (fiscal 2025) are Messrs. Vizi, Saks and Miller.

In addition to referring herein to fiscal 2025, we also refer to our fiscal year ended December 28, 2024 (fiscal 2024).

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

On April 1, 2025, the Compensation Committee granted Mr. Vizi, under the Company’s 2014 Omnibus Equity Compensation Plan (the “2014 Plan”) a maximum of 62,500 performance stock units (“PSUs”). The number of PSUs to ultimately be earned and vested was to be determined based on the level of achievement with respect to established levels of EBITDA during a performance period beginning on December 29, 2024 and ending on January 3, 2026. On April 8, 2026, the Compensation Committee approved the award of 41,766 shares under this agreement. In accordance with applicable regulations of the Commission, the value of these PSUs as of their grant date is included in the Summary Compensation Table for fiscal year 2025, since the grant date occurred during that year.

On April 1, 2025, the Compensation Committee granted Mr. Miller, under the Company’s 2014 Plan, a maximum of 18,703 PSUs. The number of PSUs to ultimately be earned and vested was to be determined based on the level of achievement with respect to established levels of EBITDA during a performance period beginning on December 29, 2024 and ending on January 3, 2026. As of the date of the filing of this Amendment, the Compensation Committee had not yet determined the number of shares that had been earned under this award. In accordance with applicable regulations of the Commission, the value of these PSUs as of their grant date is included in the Summary Compensation Table for fiscal year 2025, since the grant date occurred during that year.

On May 6, 2025, the Compensation Committee granted Mr. Saks, under the Company’s 2014 Plan, a maximum of 2,904 PSUs. The number of PSUs to ultimately be earned and vested was to be determined based on the level of achievement with respect to established levels of EBITDA during a performance period beginning on December 29, 2024 and ending on January 3, 2026. As of the date of the filing of this Amendment, the Compensation Committee had not yet determined the number of shares that had been earned under this award. In accordance with applicable regulations of the Commission, the value of these PSUs as of their grant date is included in the Summary Compensation Table for fiscal year 2025, since the grant date occurred during that year.

ITEM 11.	EXECUTIVE COMPENSATION (CONTINUED)

On March 8, 2024, the Compensation Committee granted Mr. Vizi, under the Company’s 2014 Plan, a maximum of 50,000 PSUs. The number of PSUs to ultimately be earned and vested was to be determined based on the level of achievement with respect to established levels of EBITDA during a performance period beginning on December 31, 2023 and ending on December 28, 2024.   These levels were not achieved and thus no shares were earned under this grant. However, in accordance with applicable regulations of the Commission, the value of these PSUs as of their grant date is included in the Summary Compensation Table for fiscal year 2024, since the grant date occurred during that year.

On February 16, 2024, the Compensation Committee granted Mr. Vizi under the 2014 Plan a target amount of 250,000 PSUs, allocated into four equal tranches over a four-year period. The number of PSUs that will ultimately be earned and vested shall be determined based on the level of achievement with respect to certain individual performance goals established by the Compensation Committee, with 25% of such PSUs to vest with respect to achievement measured on an annual basis as to each of the Company’s 2024, 2025, 2026 and 2027 fiscal years.  Threshold, target and maximum levels of performance have been established, with the following number of PSUs to be earned in each fiscal year with respect to the level of achievement during such fiscal year: threshold – 25,000; target – 50,000; maximum – 62,500.  The grant is subject to accelerated vesting in the event of a Change in Control (as defined in the 2014 Plan), or termination as a result of death or disability, prior to the end of any applicable performance period. For fiscal years 2025 and 2024, Mr. Vizi earned 62,500 shares in each year. In accordance with applicable regulations of the Commission, the value of the entire target grant of RSUs is included in the Summary Compensation Table for fiscal year 2024, since the grant date occurred during that year.

On January 23, 2024, the Compensation Committee granted Mr. Saks, under the 2014 Plan, 2,668 restricted stock units (“RSUs”), valued at a total of $75,000 based on the closing price of the common stock on the Nasdaq Stock Market on the date of grant, to vest on January 23, 2029.  In accordance with applicable regulations of the Commission, the value of these RSUs is included in the Summary Compensation Table for fiscal year 2024, since the grant date occurred during that year.

ITEM 11.	EXECUTIVE COMPENSATION (CONTINUED)

Summary Compensation Table

The following table lists, for fiscal 2024 and fiscal 2023, cash and other compensation paid to, or accrued by us, for our chief executive officer, our chief financial officer and our other executive officer serving as of December 28, 2024 in accordance with Item 402(a)(3)(iv) of Regulation S-K.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total

Bradley S. Vizi	2025	$475,000	$-	$1,002,250	$-	$6,462	$1,483,962
Executive Chairman & President	2024	$475,000	$-	$7,250,000	$-	$6,221	$7,731,221

Kevin D Miller	2025	$370,000	$-	$299,996	$-	$23,295	$693,231
Chief Financial Officer	2024	$370,000	$-	$-	$-	$22,197	$392,197

Michael Saks	2025	$300,000	$120,000	$50,007	$-	$15,569	$485,576
Division President, Healthcare Services	2024	$300,000	$-	$75,000	$-	$14,896	$389,896

(1)

These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3,, 2024 filed with the Commission.

With respect to Mr. Vizi, these amounts represent the following:

a.

For 2025, the value given to the April 1, 2025 PSU grant is $1,002,500, which is the grant date fair value of all 62,500 shares that may vest under the award. Under this PSU award, 41,766 shares vested on April 8, 2026.

b.

For 2024, the value given to the February 16, 2024 PSU grant is $7,250,000, which is the grant date fair value of all 250,000 shares that may vest under the award. This PSU award may vest up to 62,500 shares each year for four years. Under this PSU award, 62,500 shares vested on each of February 5, 2025, and April 8, 2026.

With respect to Mr. Miller, these amounts represent the following:

a.

For 2025, the value given to the April 1, 2025 PSU grant is $299,996, which is the grant date fair value of all 18,703 shares that may vest under the award. As of the date of the filing of this Amendment, the Compensation Committee had not yet determined the number of shares that had been earned under this award.

With respect to Mr. Saks, these amounts represent the following:

a.

For 2025, the value given to the May 6, 2025 PSU grant is $50,007, which is the grant date fair value of all 2,904 shares that may vest under the award.  As of the date of the filing of this Amendment, the Compensation Committee had not yet determined the number of shares that had been earned under this award.

b.

For 2024, the value given to the January 23, 2024 time-based grant is $75,000, which is the grant date fair value of the award of the 2,668 shares that may vest in five years from the date of the grant.

(2)

These amounts primarily represent premiums paid for medical, life and disability insurance on each of the officers named in this table, as follows: 2025, Messrs. Vizi, Miller and Saks, $6,462, $23,235 and $15,569, respectively; and 2024, Messrs. Vizi, Miller and Saks, $6,221, $22,197 and $14,896, respectively.

During our 2025 and 2024 fiscal years, certain of the officers named in this table may have received personal benefits not reflected in the amounts of their respective annual salaries or bonuses.  The dollar amount of these benefits did not, for any individual in any fiscal year, exceed $10,000.

ITEM 11.	EXECUTIVE COMPENSATION (CONTINUED)

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unvested restricted share units as of January 3, 2026. No options to purchase common stock were outstanding on such date.

	Number of Shares or Units of Stock That Have	Market Value of Shares or Units of Stock That Have	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have
Name	Not Vested	Not Vested(1)	Not Vested	Not Vested

Bradley S. Vizi(2)	350,000	$6,951,000	-	-

Kevin Miller(3)	18,703	$371,442	-	-
Michael Saks(4)	18,079	$359,949	-	-

(1)

Calculated by multiplying the number of shares in the preceding column by $19.86, the closing price per share of the Company’s common stock on January 3, 2026, the last trading day of our last fiscal year.

(2)

Mr. Vizi’s shares include the following: a) 62,500 target shares from the PSU grant dated April 1, 2025 (41,766 vested in fiscal 2026) b) 187,500 shares from the February 16, 2024 PSU grant, the maximum number of shares that may vest (62,500 vested in fiscal 2026): and c) 100,000 time-based restricted stock units (RSUs) granted on January 1, 2023, which may vest in four equal installments over four years.

(3)

Mr. Miller’s shares include 18,703 target shares from the PSU grant dated April 1, 2025 PSU. As of the date of the filing of this Amendment, the Compensation Committee had not yet determined the number of shares that had been earned under this award.

(4)

Mr. Saks shares include the following: a) 2,904 target shares from the PSU grant dated May 6, 2025 (as of the date of the filing of this Amendment, the Compensation Committee had not yet determined the number of shares that had been earned under this award); b) 2,507 RSUs that will vest in equal installments in fiscal 2026, 2027 and 2028; c) 10,000 RSUs granted in February 2022 that will vest in February 2027; and d) 2,668 RSUs granted in January 2024 that will vest in January 2029.

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

The following table lists cash and other compensation paid to, or accrued by us for, our Board of Directors for our fiscal year ended January 3, 2026.

Non-Employee Director Compensation Table

Name and Principal Position	Fees Earned Or Paid In Cash	Equity Awards(1)	All Other Compensation	Total
Chigozie O. Amadi	$55,000	$45,000	-	$100,000
Swarna Srinivas Kakodkar	$55,000	$45,000	-	$100,000
Jayanth S. Komarneni	$50,000	$45,000	-	$95,000

(1)

These amounts are based upon the grant date fair value of the option awards calculated in accordance with ASC Topic 718. The assumptions used in determining the amounts in the column are set forth in Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026, filed with the Commission. As of January 3, 2026, Mr. Amadi, Ms. Kakodkar, and Mr. Komarneni each had 2,207 unvested equity awards outstanding.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists the persons we know to be beneficial owners of at least five percent of our common stock as of April 30, 2026.

Name and Address of Beneficial Owner	Number of Shares	Approximate Percentage of Outstanding Common Stock(1)

Ben Andrews(2)	535,048	7.5%
P. O. Box 357303
Gainesville, FL 32635

Renaissance Technologies LLC(3)	485,473	6.8%
800 Third Avenue
New York, NY 10022

(1)	Based on 7,087,613 shares outstanding as of April 30, 2026.

(2)	Based on the Schedule 13G filed with the Commission on January 4, 2024. The filing states that Mr. Andrews exercises sole voting and dispositive power over all such shares.

(3)	Based on Amendment No. 8 to Schedule 13G filed with the Commission on February 13, 2025. The filing states that Renaissance Technologies LLC has sole voting and dispositive power over all such shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Security Ownership of Management

The following table lists the number of shares of our common stock beneficially owned, as of April 30, 2026, by each director and director nominee, each of our executive officers, certain members of our senior management, and by our directors, nominees, and executive officers as a group. In general, beneficial ownership includes those shares a person has the power to vote or transfer, as well as shares owned by immediate family members who live with that person.

Name	Number of Shares	Approximate Percentage of Outstanding Common Stock(1)
Bradley S. Vizi	1,402,477	19.8%
Chigozie O. Amadi	13,246	-
Swarna Srinivas Kakodkar	56,566	-
Jayanth S. Komarneni	61,458	-
Kevin D. Miller	439,066	6.2%
Michael Saks	90,475	1.3%
All directors and executive officers as a group (6 persons)	2,063,288	29.1%

*	Represents less than one percent of our outstanding common stock.

(1)	Based on 7,087,613 shares outstanding as of April 30, 2026.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Our Audit Committee selected EisnerAmper, LLC (“Eisner”) to act in the capacity of independent accountants for our fiscal year ended January 3, 2026. WithumSmith+Brown, PC acted in such capacity with respect to our audited financial statements as of and for the fiscal year ended December 28, 2024. The information below sets forth the aggregate amount of fees billed for professional services rendered by Eisner our fiscal year ended January 3. 2026.

Fees Billed by Eisner for fiscal 2025

Audit Fees.  Fees billed to the Company by Eisner for audit services rendered by Eisner for the audit of the Company's 2025 annual financial statements (including the audit of internal control over financial reporting), for the review of those financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended June 28, 2026 and September 27, 2026, for services that are normally provided by Eisner in connection with statutory and regulatory filings or engagements, totaled approximately $410,000.

Audit-Related Fees.  Fees billed to the Company by Eisner for fiscal 2025 for audit-related services that were reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the preceding paragraph totaled $444,044.

Tax Fees.  Fees billed to the Company by Eisner for fiscal 2025 for professional services rendered for tax compliance, tax advice and tax planning totaled $0.

All Other Fees.  Other fees billed to the Company by Eisner were $0 for fiscal 2025. Eisner does not audit the Company’s 401(k) plan.

The Audit Committee has considered whether Eisner’s provision of services other than professional services rendered for the audit and review of our financial statements is compatible with maintaining Eisner’s independence and has determined that it is so compatible.

All audit, audit-related, tax and other services were pre-approved by the Audit Committee pursuant to applicable regulations. The Audit Committee currently pre-approves all engagements of the Company’s accountants to provide both audit and non-audit services and has not established formal pre-approval policies or procedures. The Audit Committee did not approve any non-audit services pursuant to Rule 2-01 (c) (7) (i) (C) of Regulation S-X for fiscal 2025 and 2024.

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

		(21)	Subsidiaries of the Registrant. (Previously filed)

		(23.1)	Consent of EisnerAmper, LLP. (Previously filed)

		(23.2)	Consent of WithumSmith+Brown, PC. (Previously filed)

		(31.1)	Certifications of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

		(31.2)	Certifications of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith)

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

RCM Technologies, Inc.

Date: May 4, 2026	By:	/s/ Bradley S. Vizi
Bradley S. Vizi
Executive Chairman and President

Date: May 4, 2026	By:	/s/ Kevin D. Miller
Kevin D. Miller
Chief Financial Officer, Treasurer and Secretary