Form 10-Q
period 2026-04-04
RCM TECHNOLOGIES, INC.
filed 2026-05-14
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2026

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

Common Stock, $0.05 par value, 7,087,614 shares outstanding as of May 13, 2026.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved, and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing service to the healthcare industry or other potential pandemics; having a significant portion of our condensed consolidated revenues contributed by a concentrated group of customer during the thirteen weeks ended April 4, 2026; credit and collection risks; our claim experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing, the healthcare industry, our workforce and the services that we provide, including state and local regulations pertaining to the taxability of our services and other labor-related matters such a minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 and Part II, Item 1A “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 4,	January 3,
	2026	2026
	(Unaudited)
Current assets:
Cash	$2,621	$2,922
Accounts receivable and contract assets, net of provision for credit losses of $1,229 at April 4, 2026 and $1,229 at January 3, 2026	85,155	81,243
Transit accounts receivable	6,669	8,017
Prepaid expenses and other current assets	7,130	7,704
Total current assets	101,575	99,886

Property and equipment, net	6,809	7,265

Other assets:
Deposits	259	261
Deferred income taxes	6	6
Goodwill	22,147	22,147
Operating right-of-use asset	4,531	4,832
Total other assets	26,943	27,246

Total assets	$135,327	$134,397

Current liabilities:
Accounts payable and accrued expenses	$10,157	$9,649
Transit accounts payable	14,658	16,247
Accrued payroll and related costs	12,280	10,784
Finance lease payable	797	843
Income taxes payable	383	391
Operating lease liabilities	1,207	1,209
Deferred revenue	13,354	14,761
Total current liabilities	52,836	53,884

Deferred income taxes, net, domestic	5,673	5,673
Finance lease payable, net of current position	191	380
Operating lease liabilities, net of current position	3,542	3,813
Borrowings under revolving credit facility	28,801	24,673
Total liabilities	91,043	88,423

Contingencies (note 15)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized; 18,025,584 shares issued and 7,024,377 shares outstanding at April 4, 2026 and 18,004,241 shares issued and 7,351,400 shares outstanding at January 3, 2026	901	900
Additional paid-in capital	123,542	122,244
Accumulated other comprehensive loss	(2,959)	(2,814)
Retained earnings	14,240	10,396
Treasury stock at cost, 11,001,207 shares at April 4, 2026, and 10,652,841 shares at January 3, 2026	(91,440)	(84,752)
Total stockholders’ equity	44,284	45,974

Total liabilities and stockholders’ equity	$135,327	$134,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Thirteen Weeks Ended April 4, 2026, and March 29, 2025 (Unaudited) (In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025

Revenue	$83,038	$84,473
Cost of services	61,017	62,495
Gross profit	22,021	21,978

Operating costs and expenses
Selling, general, and administrative	15,529	14,971
Depreciation and amortization of property and equipment	554	424
Operating costs and expenses	16,083	15,395

Operating income	5,938	6,583

Other expense (income)
Interest expense and other, net	626	651
(Gain) loss on foreign currency transactions	(64)	47
Other expense (income), net	562	698

Income before income taxes	5,376	5,885
Income tax expense	1,532	1,699

Net income	$3,844	$4,186

Basic net earnings per share	$0.53	$0.55

Diluted net earnings per share	$0.52	$0.54

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirteen Weeks Ended April 4 2026, and March 29, 2025 (Unaudited) (In thousands)

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025

Net income	$3,844	$4,186
Other comprehensive (loss) income	(145)	2
Comprehensive income	$3,699	$4,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Thirteen Weeks Ended April 4, 2026, and March 29, 2025

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Issued Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total

Balance, January 3, 2026	18,004,241	$900	$122,244	$(2,814)	$10,396	10,652,841	$(84,752)	$45,974
Issuance of stock under employee stock purchase plan	18,270	1	307	-	-	-	-	308
Equity compensation expense from awards issued	-	-	1,008	-	-	-	-	1,008
Purchase of treasury stock	-	-	-	-	-	348,366	(6,688)	(6,688)
Issuance of stock upon vesting of restricted share awards	3,901	-	-	-	-	-	-	-
Retirement of common shares	(828)	-	(17)	-	-	-	-	(17)
Foreign currency translation adjustment	-	-	-	(145)	-	-	-	(145)
Net income	-	-	-	-	3,844	-	-	3,844

Balance, April 4, 2026	18,025,584	$901	$123,542	$(2,959)	$(14,240)	11,001,207	$(91,440)	$44,284

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Issued Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Shares	Amount	Total

Balance, December 28, 2024	17,838,372	$890	$118,845	$(2,920)	$(5,938)	10,236,259	$(77,393)	$33,484
Issuance of stock under employee stock purchase plan	18,192	1	280	-	-	-	-	281
Equity compensation expense from awards issued	-	-	773	-	-	-	-	773
Purchase of treasury stock	-	-	-	-	-	183,432	(3,188)	(3,188)
Issuance of stock upon vesting of restricted share awards	116,401	6	(6)	-	-	-	-	-
Retirement of common shares	(44,681)	(2)	(936)	-	-	-	-	(938)
Foreign currency translation adjustment	-	-	-	2	-	-	-	2
Net income	-	-	-	-	4,186	-	-	4,186

Balance, March 29, 2025	17,928,284	$895	$118,956	$(2,918)	$(1,752)	10,419,691	$(80,581)	$34,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Thirteen Weeks Ended April 4, 2026, and March 29, 2025 (Unaudited) (In thousands)

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Cash flows from operating activities:
Net income	$3,844	$4,186

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	554	424
Equity compensation expense from awards issued	1,008	773
Deferred income tax expense	-	(5)
Change in operating right-of-use assets	301	267
Changes in operating assets and liabilities:
Accounts receivable	(3,892)	9,558
Prepaid expenses and other current assets	576	1,787
Net of transit accounts receivable and payable	(242)	(4,393)
Accounts payable and accrued expenses	710	1,358
Accrued payroll and related costs	1,493	2,665
Operating lease liabilities	(274)	(241)
Income taxes payable	(9)	(71)
Deferred revenue	(1,401)	356
Deposits	2	(4)
Total adjustments and changes in operating assets and liabilities	(1,174)	12,474
Net cash provided by operating activities	2,670	16,660

Cash flows from investing activities:
Property and equipment acquired	(97)	(427)
Net cash used in investing activities	(97)	(427)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	4,128	(11,553)
Issuance of stock for employee stock purchase plan	308	281
Retirement of common shares	(17)	(939)
Changes in finance lease obligations	(235)	(184)
Purchase of treasury stock	(6,688)	(3,188)
Net cash used in financing activities	(2,504)	(15,583)
Effect of exchange rate changes on cash	(370)	(198)
(Decrease) increase in cash	(301)	452
Cash at beginning of period	2,922	4,729

Cash at end of period	$2,621	$5,181

Supplemental cash flow information:
Cash paid for:
Interest	$1,284	$740
Income taxes	$457	$494

Non-cash operating activities:
Acquisition of right-of-use assets in exchange for lease obligations	$-	$233

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet was derived from the Company’s audited statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended January 3, 2026, included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such interim periods.

Results for the thirteen weeks ended April 4, 2026, and March 29, 2025 are not necessarily indicative of results that may be expected for the full year or any future period.

Fiscal Year

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The current fiscal year ending January 2, 2027 (fiscal 2026) is a 52-week reporting year, and the prior fiscal year ended January 3, 2026 (fiscal 2025) was a 53-week reporting year. The fiscal quarters for fiscal 2026 and fiscal 2025 align as follows:

Fiscal 2026 Quarters	Weeks	Fiscal 2025 Quarters	Weeks
April 4, 2026	Thirteen	March 29, 2025	Thirteen
July 4, 2026	Thirteen	June 28, 2025	Thirteen
October 3, 2026	Thirteen	September 27, 2025	Thirteen
January 2, 2027	Thirteen	January 3, 2026	Fourteen

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

Fair Value of Financial Instruments

The Company’s carrying value of financial instruments, consisting primarily of accounts receivable, transit accounts receivable, accounts payable and accrued expenses, transit accounts payable and borrowings under revolving credit facility approximates fair value due to their liquidity or their short-term nature and the revolving credit facility ’s variable interest rate. The Company does not have derivative products in place to manage risks related to foreign currency fluctuations for its foreign operations or for interest rate changes.

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

The following table presents our revenue disaggregated by revenue source for the thirteen weeks ended April 4, 2026 and March 29, 2025:

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Specialty Healthcare:
Time and Material	$47,785	$42,872
Permanent Placement Services	319	411
Total Specialty Healthcare	$48,104	$43,283

Engineering:
Time and Material	$12,778	$14,507
Fixed Fee	13,359	17,635
Total Engineering	$26,137	$32,142

Life Sciences, Data and Solutions:
Time and Material	$5,957	$6,030
Permanent Placement Services	147	71
Fixed Fee	2,693	2,947
Total Life Sciences, Data and Solutions	$8,797	$9,048
	$83,038	$84,473

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.	Revenue Recognition (Continued)

Time and Material

The Company’s Healthcare segment predominantly generates revenue from time-and-materials arrangements. In contrast, its Engineering and Life Sciences, Data and Solutions segments generate revenue from both time-and-materials and fixed-fee arrangements. Revenue from time-and-materials contracts is recognized over time as performance obligations are satisfied, because the customer simultaneously receives and consumes the benefits of the services performed. These contracts are typically based on the number of hours worked at contractually agreed-upon rates. Accordingly, revenue is recognized based on hours worked at contracted rates, which represents an output method that directly reflects the value of services transferred to the customer.

Fixed Fee

From time to time, primarily within the Engineering segment, the Company enters into fixed-fee contracts requiring the delivery of specified services or project-based deliverables. The Company operates under master services agreements that establish general terms and conditions, with project-specific purchase orders defining the scope, pricing, and duration of individual engagements, which are typically performed over six to nine months.

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

Deferred Revenue

There was $13.4 million of deferred revenue as of April 4, 2026.  Deferred revenue was $14.8 million as of January 3, 2026. Revenue is recognized when the service has been performed. Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence. For the thirteen weeks ended April 4, 2026 and March 29, 2025, the Company recognized revenue of $6.4 million and $3.1 million, respectively, that was included in deferred revenue at the beginning of the reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.	Revenue Recognition (Continued)

Concentration

During the thirteen weeks ended April 4, 2026, the Company had two customers exceed 10% of consolidated revenue, representing 25.1% and 15.3% of consolidated revenue, respectively. During the thirteen weeks ended March 29, 2025, the Company had two customers exceed 10% of consolidated revenue, representing 21.1% and 13.0% of consolidated revenue, respectively. In both periods presented, the customers are included in the Company’s Specialty Healthcare segment.

4.	Accounts Receivable, Transit Accounts Receivable and Transit Accounts Payable

The Company’s accounts receivable and contract assets, net comprise the following:

	April 4, 2026	January 3, 2026
Billed	$56,887	$47,987
Unbilled	17,323	23,942
Contract assets	12,174	10,543
Provision for credit losses	(1,229)	(1,229)

Accounts receivable and contract assets, net	$85,155	$81,243

Unbilled receivables primarily represent revenue earned, whereby those services are ready to be billed as of the balance sheet ending date. Contract assets primarily represent revenue earned under contracts that the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services. Pursuant to these agreements, the Company a) may purchase equipment on behalf of the Company’s customer or engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory. In such situations, the Company acts as an agent under the provisions of ASC 606 “Revenue from Contracts with Customers” and therefore recognizes revenue on a “net-basis.” The Company records revenue on a “net” basis on relevant engineering and construction management projects, which require subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency, the Company records this amount simultaneously as both a “transit account receivable” and “transit account payable,” as the amount when paid to the Company is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company. The Company’s transit accounts payable generally exceeds the Company’s transit accounts receivable but absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. The transit accounts receivable was $6.7 million and related transit accounts payable was $14.7 million, for a net payable of $8.0 million, as of April 4, 2026. The transit accounts receivable was $8.0 million and related transit accounts payable was $16.2 million, for a net payable of $8.2 million, as of January 3, 2026.

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

Property and equipment comprise the following:

	April 4, 2026	January 3, 2026
Computers and systems	$9,612	$9,486
Equipment and furniture	453	440
Leasehold improvements	684	723
Laboratory equipment	218	221
	10,967	10,870

Less: accumulated depreciation and amortization	4,158	3,605

Property and equipment, net	$6,809	$7,265

The Company periodically writes off fully depreciated and amortized assets. The Company did not write off any fully depreciated and amortized assets during the thirteen week periods ended April 4, 2026 and March 29, 2025. Depreciation and amortization expense of property and equipment for the thirteen weeks ended April 4, 2026 and March 29, 2025 was $554 and $424, respectively.

6.	Acquisitions and Divestitures

The purchase method of accounting in accordance with FASB ASC 805, “Business Combinations,” was applied for all acquisitions. This requires the cost of an acquisition to be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition with the excess cost accounted for as goodwill. Goodwill arising from the acquisitions is attributable to expected sales synergies from combining the operations of the acquired business with those of the Company.

As of both April 4, 2026, and January 3, 2026 there were no active acquisitions whereby contingent consideration could be paid.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

7.	Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount. The Company reviewed industry and market conditions, reporting unit specific events as well as overall financial performance and determined that no indicators of impairment of goodwill existed during the thirteen weeks ended April 4, 2026. As such, no impairment loss on the Company’s intangible assets during the thirteen weeks ended April 4, 2026 was recorded as a result of such review.

The carrying amount of goodwill as of April 4, 2026 and January 3, 2026 was as follows:

Engineering	Specialty Healthcare	Life Sciences, Data and Solutions	Total
$11,918	$2,398	$7,831	$22,147

8.	Revolving Credit Facility

On December 3, 2024, the Company entered into a Fifth Amended and Restated Loan Agreement (the “Fifth Amended and Restated Loan Agreement” or the “Revolving Credit Facility”) with Citizens Bank, N.A., as lender (in such capacity, the “Lender”) and as administrative agent and arranger (in such capacity, the “Administrative Agent”), to amend and restate in its entirety that certain Fourth Amended and Restated Agreement dated as of April 24, 2023.

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

On February 20, 2026, the Company amended (Amendment 1) the Fifth Amended and Restated Loan Agreement. Under Amendment 1, the total commitment is increased from a maximum limit of $65.0 million to a maximum limit of $75.0 million. The increased limit applies from February 20, 2026 through August 31, 2026. From and after September 1, 2026 through the Maturity Date of the Fifth Amended and Restated Loan Agreement, the total commitment shall revert to $65.0 million. All other material terms remain unchanged.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin or (ii) the agent bank’s prime rate generally borrowed over shorter durations. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the thirteen weeks ended April 4, 2026 and March 29, 2025 was 5.7% and 6.0%, respectively.

All borrowings under the Fifth Amended and Restated Loan Agreement remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of April 4, 2026, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

8.	Revolving Credit Facility (Continued)

Borrowings under the Revolving Credit Facility as of April 4, 2026 and January 3, 2026 were $28.8 million and $24.7 million, respectively. There were letters of credit outstanding at April 4, 2026 and January 3, 2026 for $12.9 million and $13.2 million, respectively. At April 4, 2026 and January 3, 2026, the Company had availability for additional borrowings under the Revolving Credit Facility of $33.3 million and $27.1 million, respectively.

9.	Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share. The number of weighted-average shares used to calculate basic and diluted earnings per share for the thirteen weeks ended April 4, 2026 and March 29, 2025 was determined as follows:

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Basic weighted average shares outstanding	7,253,843	7,616,460
Dilutive effect of outstanding restricted share awards	158,472	125,021
Diluted weighted average shares outstanding	7,412,315	7,741,481

For all periods presented, there were no stock options outstanding.

Unissued shares of common stock were reserved for the following purposes:

	April 4, 2026	March 29, 2025
Time-based restricted stock awards outstanding	172,136	215,520
Performance-based restricted stock awards outstanding	281,407	187,500
Future grants of options or shares	1,252,652	365,680
Shares reserved for employee stock purchase plan	198,304	233,927

Total	1,904,449	1,002,627

10.	Share-Based Compensation

At April 4, 2026, the Company had three share-based employee compensation plans, the Employee Stock Purchase Plan, the 2014 Omnibus Equity Compensation Plan, and the 2025 Omnibus Equity Compensation Plan.

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

Share-based compensation expense for the thirteen weeks ended April 4, 2026 and March 29, 2025 was $1,008 and $773, respectively. Share-based compensation expense for performance-based equity agreements was $672 and $452 for the thirteen weeks ended April 4, 2026 and March 29, 2025, respectively. Share-based compensation expense is included in selling, general and administrative expense in the Company’s condensed consolidated statement of operations.

As of April 4, 2026, the Company had $5.1 million of total unrecognized compensation cost, with approximately $1.6 million related to time-based non-vested share-based awards outstanding and $3.5 million related to performance-based non-vested share-based awards outstanding. The Company expects to recognize the expense associated with time-based non-vested share-based awards through fiscal 2035. If earned, the Company will recognize the expense associated with performance-based non-vested share-based awards straight-line through fiscal 2030. These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

Incentive Share-Based Plans

Employee Stock Purchase Plan

The Company implemented the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) with stockholder approval, effective January 1, 2001. Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock at the commencement or end of the offering period. The purchase plan permits eligible employees to purchase shares of common stock through payroll deductions for up to 10% of qualified compensation, subject to maximum purchases in any one fiscal year of 3,000 shares.

In fiscal 2015, the Company amended the Purchase Plan with stockholder approval to increase the aggregate number of shares of stock reserved for issuance or transfer under the Purchase Plan by an additional 300,000 shares so that the total number of shares of stock reserved for issuance or transfer under the Plan shall be 1,100,000 shares and to extend the expiration date of the Purchase Plan to December 31, 2025. In fiscal 2018, the Company amended the Purchase Plan with shareholder approval to increase the aggregate number of shares of stock reserved for issuance or transfer under the Purchase Plan by an additional 300,000 shares so that the total number of shares of stock reserved for issuance or transfer under the Plan shall be 1,400,000 shares. In fiscal 2021, the Company amended the Purchase Plan with stockholder approval to increase the aggregate number of shares of stock reserved for issuance or transfer under the Purchase Plan by an additional 400,000 shares so that the total number of shares of stock reserved for issuance or transfer under the Plan shall be 1,800,000 shares and the termination date of the Purchase Plan was extended to December 31, 2030.

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions. The number of shares issued on January 5, 2026 (the first business day following the previous offering period) was 18,270. As of April 4, 2026, there were 198,304 shares available for issuance under the Purchase Plan. Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for both the thirteen weeks ended April 4, 2026 and March 29, 2025 was $75.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Share-Based Compensation (Continued)

2014 Omnibus Equity Compensation Plan (the 2014 Plan)

The 2014 Plan, approved by the Company’s stockholders in December 2014, initially provided for the issuance of up to 625,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries, or consultants and advisors utilized by the Company. In fiscal 2016, fiscal 2020, and fiscal 2022, the Company amended, or amended and restated, the 2014 Plan with stockholder approval to increase the aggregate number of shares of stock reserved for issuance under the Plan by an additional 500,000, 850,000, and 1,000,000 shares, respectively, so that the total number of shares of stock reserved for issuance under the Plan is 2,975,000 shares. The expiration date of the Plan is December 17, 2030, unless the 2014 Plan is terminated earlier by the Board or is extended by the Board with the approval of the stockholders. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.

All stock awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of April 4, 2025, there were no accrued dividends. Dividends for stock awards that ultimately do not vest are forfeited.

As of April 4, 2026, under the 2014 Plan, 172,136 time-based shares were outstanding, 281,407 performance-based restricted stock awards were outstanding and 252,652 shares were available for awards.

The intrinsic value of all equity grants for the thirteen weeks ended April 4, 2026 and March 29, 2025 was $8.8 million and $6.4 million, respectively. These amounts are based on the equity price on the last trading day in the period presented.

2025 Omnibus Equity Compensation Plan (the 2025 Plan)

The 2025 Plan, approved by the Company’s stockholders in December 2025, provided for the issuance of up to 1,000,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries, or consultants and advisors utilized by the Company. The expiration date of the Plan is December 17, 2035, unless the 2025 Plan is terminated earlier by the Board or is extended by the Board with the approval of the stockholders. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.

All stock and stock unit awards typically include dividend accrual equivalents, which means that any dividends paid by the Company during the vesting period become due and payable after the vesting period, assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of April 4, 2026, there were no accrued dividends. Dividends for stock and stock unit awards that ultimately do not vest are forfeited.

As of April 4, 2026, under the 2025 Plan, there were no outstanding equity awards, therefore, up to 1,000,000 shares may be awarded subject to the provisions of the 2025 Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

Time-Based Restricted Stock Awards

From time-to-time the Company issues time-based restricted stock awards. The following summarizes the activity in the time-based restricted stock awards under the 2014 Plan during the thirteen weeks ended April 4, 2026:

	Number of Time-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 3, 2026	179,037	$13.52
Granted	-	-
Vested	(3,901)	$17.95
Forfeited or expired	(3,000)	$15.60
Outstanding non-vested at April 4, 2026	172,136	$13.17

Based on the closing price of the Company’s common stock of $19.30 per share on April 2, 2026 (the last trading day prior to April 4, 2026), the intrinsic value of the time-based non-vested restricted stock awards at April 4, 2026 was approximately $3.3 million. As of April 4, 2026, there was approximately $1.6 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock awards through fiscal 2035.

Share-based compensation for time-based equity agreements was $261 and $246 for the thirteen week periods ended April 4, 2026 and March 29, 2025, respectively

Performance-Based Restricted Stock Awards

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

The following summarizes the activity in the performance-based restricted stock awards during the thirteen weeks ended April 4, 2026:

	Number of Performance- Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 3, 2026	282,157	$24.69
Granted	-	-
Vested	-	-
Forfeited or expired	(750)	$15.60
Outstanding non-vested at April 4, 2026	281,407	$24.72

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

Performance-Based Restricted Stock Awards (continued)

Based on the closing price of the Company’s common stock of $19.30 per share on April 2, 2026 (the last trading day prior to April 4, 2026), the intrinsic value of the performance-based non-vested restricted stock awards at April 4, 2026 was approximately $5.5 million. As of April 4, 2026, there was approximately $3.5 million of total unrecognized compensation cost related to performance-based restricted stock awards, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock awards through fiscal 2030.

Share-based compensation for performance-based equity agreements was $672 and $452 for the thirteen week periods ended April 4, 2026 and March 29, 2025, respectively.

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

During the thirteen weeks ended April 4, 2026, the Company purchased 348,366 shares at an average price of $19.03 per share. During the thirteen weeks ended March 29, 2025, the Company purchased 183,432 shares at an average price of $17.37 per share. As of April 4, 2026, the Company had $28.3 million available for future treasury stock purchases.

The Company accrued $62 and $4 for excise tax associated with its Treasury Stock Repurchase Plan during the thirteen weeks ended April 4, 2026, and March 29, 2025, respectively. Excise tax is recorded directly to additional paid-in capital.

During the thirteen weeks ended April 4, 2026, the Company issued and retired 828 shares associated with equity grants that vested, the proceeds of which were used to fund payroll taxes associated the vested shares. During the thirteen weeks ended March 29, 2025, the Company issued and retired 44,681 shares associated with equity grants that vested.

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

The following tables summarize the results of operations and total assets by segment provided to the CODMs. Segment operating income (loss) includes selling, general, and administrative expenses directly attributable to that segment. The following tables reflect the results of the reportable segments consistent with the Company’s management system. Please refer to the segment discussion of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report on Form 10-Q.

Thirteen Weeks Ended April 4, 2026	Specialty Healthcare	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$48,104	$26,137	$8,797	$-	$83,038
Cost of services	34,663	20,836	5,518	-	61,017
Gross profit	13,441	5,301	3,279	-	22,021
Selling, general and administrative	6,683	2,703	1,198	4,945	15,529
Depreciation and amortization of property and equipment	122	223	36	173	554
Operating income	$6,636	$2,375	$2,045	$(5,118)	$5,938
Total assets as of April 4, 2026	$44,955	$64,288	$13,525	$12,559	$135,327
Property and equipment acquired	$33	$41	$-	$23	$97

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.	Segment Information (Continued)

Thirteen Weeks Ended March 29, 2025	Specialty Healthcare	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$43,283	$32,142	$9,048	$-	$84,473
Cost of services	31,080	25,957	5,458	-	62,495
Gross profit	12,203	6,185	3,590	-	21,978
Selling, general and administrative	5,929	3,134	1,426	4,482	14,971
Depreciation and amortization of property and equipment	100	171	40	113	424
Operating income	$6,174	$2,880	$2,124	$(4,595)	$6,583
Total assets as of March 29, 2025	$16,121	$47,485	$44,206	$13,180	$120,992
Property and equipment acquired	$35	$66	$54	$272	$427

The Company derives a majority of its revenue from offices in the United States. Revenues reported for each operating segment are all from external customers. The Company is domiciled in the United States and its segments operate in the United States, Canada, Puerto Rico and Europe. Revenue by geographic area for the thirteen weeks ended April 4, 2026 and March 29, 2025 was as follows:

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Revenue
United States	$77,740	$78,838
Canada	1,304	1,916
Puerto Rico	1,760	1,607
Europe	2,234	2,112
	$83,038	$84,473

Total assets by geographic area as of the reported periods were as follows:

	April 4, 2026	January 3, 2026
Total assets
United States	$122,729	$123,021
Canada	1,869	1,828
Puerto Rico	2,892	2,637
Europe	7,410	6,594
Philippines	427	317
	$135,327	$134,397

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

14.	Income Taxes

The Company recognized $1.5 million of income tax expense for the thirteen weeks ended April 4, 2026 as compared to $1.7 million for the comparable prior-year period. The consolidated effective income tax rate for the current period was 28.5% as compared to 28.9% for the comparable prior-year period. The effective income tax rates for the thirteen weeks ended April 4, 2026, were approximately 29.0%, 23.4%, 28.0%, and 24.9% in the United States/Puerto Rico, Canada, Europe, and the Philippines, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income. The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The comparable prior-year period estimated income tax rates were 29.3%, 26.7%, and 55.7% in the United States, Canada, and Europe, respectively.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company. The actual 2026 effective tax rate may vary from the estimate depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, the vesting of share-based awards, and the amount of any permanent book to tax differences.

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

The Company is exposed to various asserted claims as of January 3, 2026, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of April 4, 2026, the Company has accrued $0.3 million for asserted claims.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Leases

Leases are recorded in accordance with FASB ASC 842, Leases, which requires lessees to recognize a right-of-use (“ROU”) asset and an operating lease liability for all leases with terms greater than 12 months and requires disclosures by lessees and lessors about the amount, timing, and uncertainty of cash flows arising from leases.

The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease incentives received. The lease terms used to calculate the right-of-use asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition. The Company has lease agreements which require payments for lease and non-lease components. The Company has elected to account for these as a single lease component with the exception of its real estate leases.

The components of lease expense were as follows:

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025

Operating lease cost	$362	$346

Finance lease cost
Amortization of right-of-use assets	$237	$181
Interest on lease liabilities	12	20
Total finance lease cost	$249	$201

Supplemental Cash Flow information related to leases was as follows:

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$334	$313
Operating cash flows from finance leases	$15	$22
Financing cash flows from finance leases	$235	$171

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$233

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Leases (Continued)

Supplemental Balance Sheet information as of April 4, 2026 and January 3, 2026 related to leases was as follows:

	April 4, 2026	January 3, 2026
Operating leases
Operating lease right-of-use assets	$4,531	$4,832

Operating lease liabilities - current	$(1,207)	$(1,209)
Operating lease liabilities - non-current	(3,542)	(3,813)
Total operating lease liabilities	$(4,749)	$(5,022)

Finance leases
Property and equipment - (right-of-use assets)	$2,395	$2,394
Accumulated depreciation	(1,434)	(1,197)
Property and equipment, net	$961	$1,197

Finance lease liability - current	$(797)	$(843)
Finance lease liability - non-current	(191)	(380)
Total finance lease liabilities	$(988)	$(1,223)

Weighted average remaining lease term in years
Operating leases	3.25	3.48
Finance leases	1.19	1.41

Weighted average discount rate
Operating leases	6.36%	6.36%
Finance leases	4.84%	4.82%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2026 (After April 4, 2026)	$1,110	$636
2027	1,252	387
2028	1,123	-
2029	726	-
2030	182	-
Thereafter	1,022	-

Total lease payments	5,415	1,023
Less: imputed interest	(666)	(35)
Total	$4,749	$988

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Private Securities Litigation Reform Act Safe Harbor Statement

Certain statements included herein and in other reports and public filings made by RCM Technologies, Inc. (“RCM” or the “Company”) are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the adoption by businesses of new technology solutions; the use by businesses of outsourced solutions, such as those offered by the Company, in connection with such adoption; the Company’s strategic and business initiatives and growth strategies; and the outcome of litigation (at both the trial and appellate levels) and arbitrations, or other business disputes, involving the Company. Readers are cautioned that such forward-looking statements, as well as others made by the Company, which may be identified by words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” and similar expressions, are only predictions and are subject to risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from such statements. Such risks and uncertainties include, without limitation: (i) unemployment and general economic conditions affecting the provision of life sciences, information technology and engineering services and solutions and the placement of temporary staffing personnel; (ii) the Company’s ability to continue to attract, train and retain personnel qualified to meet the requirements of its clients; (iii) the Company’s ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses; (iv) the Company’s relationships with and reliance upon significant customers, and ability to collect accounts receivable from such customers; (v) risks associated with foreign currency fluctuations and changes in exchange rates, particularly with respect to the Canadian dollar; (vi) uncertainties regarding amounts of deferred consideration and earnout payments to become payable to former stockholders of acquired businesses; (vii) the adverse effect a potential decrease in the trading price of the Company’s common stock would have upon the Company’s ability to acquire businesses through the issuance of its securities; (viii) the Company’s ability to obtain financing on satisfactory terms; (ix) the reliance of the Company upon the continued service of its executive officers; (x) the Company’s ability to remain competitive in the markets that it serves; (xi) the Company’s ability to maintain its unemployment insurance premiums and workers compensation premiums; (xii) the risk of claims being made against the Company associated with providing temporary staffing services; (xiii) the Company’s ability to manage significant amounts of information and periodically expand and upgrade its information processing capabilities; (xiv) the risk of cyber attacks on our information technology systems or those of our third party vendors; (xv) the Company’s ability to remain in compliance with federal and state wage and hour laws and regulations; (xvi) uncertainties in predictions as to the future need for the Company’s services; (xvii) uncertainties relating to the allocation of costs and expenses to each of the Company’s operating segments; (xviii) the costs of conducting and the outcome of litigation, arbitrations and other business disputes involving the Company, and the applicability of insurance coverage with respect to any such litigation; (ixx) the results of, and costs relating to, any interactions with stockholders of the Company who may pursue specific initiatives with respect to the Company’s governance and strategic direction, including without limitation a contested proxy solicitation initiated by such stockholders, or any similar such interactions; and (xx) other geopolitical, economic, competitive, health and governmental factors affecting the Company’s operations, markets, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Except as required by law, the Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect these trends or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

Critical Accounting Policies and Use of Estimates

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. In our consolidated financial statements, estimates are used for, but not limited to, accounts receivable, contract assets, provision for credit losses, goodwill, long-lived intangible assets, accounting for stock options and restricted stock and stock unit awards, litigation or other contingent accruals, accounting for income taxes, and accrued bonuses. The various estimates and assumptions taken into account include, but are not limited to:

●

The Company enters into contracts or purchase orders that require the completion of specific deliverables or other fixed-fee elements. For fixed-price arrangements, revenue is recognized over time as performance obligations are satisfied. The Company measures progress toward completion using either an input method or an output method, depending on which method best depicts the transfer of control of services to the customer. The Company primarily applies an input method based on costs incurred relative to total estimated costs (cost-to-cost method). In certain arrangements, an output method, such as achieving contractual milestones or delivering specified units, is used when it more directly reflects the Company’s performance. Total estimated costs are developed at contract inception and updated throughout the contract. This approach requires significant judgment, particularly with respect to estimated total costs, project margins, and progress toward completion, all of which may change over the life of a contract and affect the timing and amount of revenue recognized. When determining whether an impairment of goodwill or of an intangible asset is indicated, we consider the financial condition of our three segments to which the acquired business relates.

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

A summary of our significant accounting policies is included in our Consolidated Financial Statements, Note 1, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 3, 2026. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 3, 2026.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Recently Issued Accounting Pronouncements

A discussion of the recently issued accounting pronouncements is set forth in Note 12, New Accounting Standards and Updates, in the unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended April 4, 2026 Compared to Thirteen Weeks Ended March 29, 2025

A summary of operating results for the thirteen weeks ended April 4, 2026, and March 29, 2025, is as follows (in thousands):

	April 4, 2026		March 29, 2025
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$83,038	100.0	$84,473	100.0
Cost of services	61,017	73.5	62,495	74.0
Gross profit	22,021	26.5	21,978	26.0

Selling, general and administrative	15,529	18.7	14,971	17.7
Depreciation and amortization of property and equipment	554	0.6	424	0.5
Operating costs and expenses	16,083	19.3	15,395	18.2

Operating income	5,938	7.2	6,583	7.8
Other expense, net	562	0.7	698	0.8

Income before income taxes	5,376	6.5	5,885	7.0
Income tax expense	1,532	1.9	1,699	2.0

Net income	$3,844	4.6	$4,186	5.0

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended April 4, 2026, and March 29, 2025, consisted of thirteen weeks each.

Revenue.  Revenue decreased by $1.4 million for the thirteen weeks ended April 4, 2026 as compared to the thirteen weeks ended March 29, 2025 (the “comparable prior-year period”). Revenue increased $4.8 million in the Specialty Healthcare segment, decreased $6.0 million in the Engineering segment and decreased $0.2 million in the Life Sciences, Data and Solutions segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit.  Cost of services decreased by $1.5 million for the thirteen weeks ended April 4, 2026 as compared to the comparable prior-year period, primarily due to the decrease in revenue. Cost of services as a percentage of revenue for the thirteen weeks ended April 4, 2026 and March 29, 2025 was 73.5% and 74.0%, respectively. See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative.  Selling, general and administrative (“SGA”) expenses were $15.5 million for the thirteen weeks ended April 4, 2026 as compared to $15.0 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 18.7% for the thirteen weeks ended April 4, 2026 and 17.7% for the comparable prior-year period. See Segment Discussion for further information on SGA expense changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended April 4, 2026 Compared to Thirteen Weeks Ended March 29, 2025 (Continued)

Other Expense, Net.  Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s revolving credit facility, net of interest income and gains and losses on foreign currency transactions. Other expense, net decreased by $0.1 million as compared to the comparable prior year period, primarily due to differences in the impact from foreign currency transactions.

Income Tax Expense.  The Company recognized $1.5 million of income tax expense for the thirteen weeks ended April 4, 2026 as compared to $1.7 million for the comparable prior-year period. The consolidated effective income tax rate for the current period was 28.5% as compared to 28.9% for the comparable prior-year period. The effective income tax rates for the thirteen weeks ended April 4, 2026, were approximately 29.0%, 23.4%, 28.0%, and 24.9% in the United States/Puerto Rico, Canada, Europe, and the Philippines, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income. The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The comparable prior-year period estimated income tax rates were 29.3%, 26.7%, and 55.7% in the United States, Canada, and Europe, respectively.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company. The actual 2026 effective tax rate may vary from the estimate depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, the vesting of share-based awards, and the amount of any permanent book to tax differences.

Segment Discussion

Specialty Healthcare

Specialty Healthcare revenue of $48.1 million for the thirteen weeks ended April 4, 2026, increased 11.1%, or $4.8 million, compared to the comparable prior-year period. The increase in revenue was driven by the Company’s school clients, offset by a decrease in revenue from the Company’s non-school clients. Revenue from school clients for the thirteen weeks ended April 4, 2026, was $42.9 million as compared to $37.3 million for the comparable prior-year period. Revenue from non-school clients for the thirteen weeks ended April 4, 2026, was $5.2 million as compared to $6.0 million for the comparable prior-year period. The decrease in non-school revenue was primarily driven by the reduction in revenue of $0.7 million from a lost contract with a corrections facility. Gross profit increased by 10.1%, or $1.2 million, to $13.4 million for the thirteen weeks ended April 4, 2026 as compared to $12.2 million in the comparable prior-year period. Gross profit increased due to an increase in revenue, offset by a decrease in gross profit margin. Gross profit margin for the thirteen weeks ended April 4, 2026, decreased to 27.9% compared to 28.2% for the comparable prior-year period. The decrease in gross profit margin was primarily attributed to a greater mix shift to lower-margin services. Specialty Healthcare experienced operating income of $6.6 million for the thirteen weeks ended April 4, 2026, as compared to $6.2 million for the comparable prior-year period. The primary reason for the increase in operating income was the increase to gross profit, offset by an increase in SGA expense to $6.7 million for the thirteen weeks ended April 4, 2026 compared to $5.9 million for the comparable prior-year period.  SGA expense increased primarily due to sales and recruiting infrastructure investments to support revenue growth.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended April 4, 2026 Compared to Thirteen Weeks Ended March 29, 2025 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $26.1 million for the thirteen weeks ended April 4, 2026, decreased 18.7%, or $6.0 million, compared to the comparable prior-year period. The decrease in revenue included decreases in Energy Services revenue of $2.2 million, Aerospace revenue of $2.1 million, and Industrial Processing revenue of $1.7 million.  Energy Services revenue decreased primarily because of decreased activity from EPC projects. The Company believes the decrease on Energy Services revenue was primarily due to gaps between the end dates and start dates major projects. Aerospace revenue decreased primarily due to a decrease in spending from several clients. Gross profit decreased by 14.3%, or $0.9 million, compared to the comparable prior-year period. Gross profit decreased because of the decrease in revenue, enhanced by an increase in gross profit margin. The gross profit margin of 20.3% for the current period increased from 19.2% for the comparable prior-year period. The increase in gross profit margin was primarily due to a change in mix associated with EPC project revenue from the Energy Services group and Aerospace revenue. The Engineering segment experienced operating income of $2.4 million for the thirteen weeks ended April 4, 2026, as compared to $2.9 million for the comparable prior-year period. The decrease in operating income was due to the decrease in gross profit, offset by a decrease in SGA expense. The Engineering segment’s SGA expense of $2.7 million decreased from $3.1 million, primarily due to a concentrated effort to align certain costs with gross profit.

Life Sciences, Data and Solutions

Life Sciences, Data and Solutions revenue of $8.8 million for the thirteen weeks ended April 4, 2026, decreased 2.8%, or $0.2 million, compared to the comparable prior-year period. The Company primarily attributes the decrease in revenue to the timing of large projects, offset by a deemphasis of the Company’s legacy staffing business. Gross profit of $3.3 million for the thirteen weeks ended April 4, 2026, decreased 8.6%, or $0.3 million, compared to $3.6 million for the comparable prior-year period. Gross profit decreased due to the decrease in revenue and a decrease in gross profit margin. Gross profit margin for the thirteen weeks ended April 4, 2026, was 37.3% as compared to 39.7% for the comparable prior-year period. The Company attributes the gross profit margin decrease to normal fluctuations in project work. The Life Sciences, Data and Solutions segment experienced operating income of $2.0 million for the thirteen weeks ended April 4, 2026, compared to $2.1 million for the comparable prior-year period. The decrease in operating income was primarily due to the decrease in gross profit, offset by a decrease in SGA expense. The Life Sciences, Data and Solutions segment’s SGA expense of $1.2 million decreased from $1.4 million, primarily due to a deliberate effort to gain efficiency on SGA expense.

Corporate

The Company’s corporate SGA expense includes but is not limited to the following costs: public company-related costs, executive compensation, board compensation, directors and officers insurance, SAP ERP infrastructure, professional fees, numerous centralized functions including accounting and financial management, information technology and cyber security infrastructure, payroll, billing, accounts receivable, and marketing. The corporate segment team primarily operates out of the United States, with limited operations in Serbia and the Philippines. Corporate SGA expense was $4.9 million for the thirteen weeks ended April 4, 2026 as compared to $4.5 million for the comparable prior year period. The increase was primarily caused by $0.6 million in excess professional fees over budget associated with the Company’s fiscal 2025 audit, partially offset by reductions to various other costs.

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

The following unaudited tables present the Company's GAAP net income and GAAP operating income and the corresponding adjustments used to calculate Adjusted operating income, EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted diluted net earnings per share for the thirteen weeks ended April 4, 2026, and March 29, 2025.

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
	(Unaudited)

GAAP operating income	$5,938	$6,583
Adjustments
Excess professional fees	647	-
Equity compensation	1,008	773
Adjusted operating income (non-GAAP)	$7,593	$7,356

GAAP net income	$3,844	$4,186
Income tax expense	1,532	1,699
Interest expense, net	626	651
Depreciation of property and equipment	554	424
EBITDA (non-GAAP)	$6,556	$6,960

Adjustments
(Gain) loss on foreign currency transactions	(64)	47
Excess professional fees	647	-
Equity compensation	1,008	773
Adjusted EBITDA (non-GAAP)	$8,147	$7,780

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Supplemental Operating Results on a Non-GAAP Basis (Continued)

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
	(Unaudited)

GAAP net income	$3,844	$4,186
Adjustments
(Gain) loss on foreign currency transactions	(64)	47
Excess professional fees	647	-
Equity compensation	1,008	773
Tax impact from normalized rate	(349)	(111)
Adjusted net income (non-GAAP)	$5,086	$4,895

GAAP diluted net earnings per share	$0.52	$0.54
Adjustments
(Gain) loss on foreign currency transactions	(0.01)	0.01
Excess professional fees	0.09	-
Equity compensation	0.14	0.10
Tax impact from normalized rate(a)	(0.05)	(0.02)
Adjusted diluted net earnings per share (non-GAAP)	$0.69	$0.63

(a)

Amount reflects an adjustment to income tax expense applied to non-GAAP adjusted consolidated taxable income. The Company used an estimated effective income tax rate of 27.0% for both periods presented, approximating the Company’s federal USA income tax rate plus the tax-affected rate for states and Puerto Rico.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Thirteen Weeks Ended
	April 4, 2026	March 29, 2025
Cash provided by (used in):
Operating activities	$2,670	$16,660
Investing activities	$(97)	$(427)
Financing activities	$(2,504)	$(15,583)

Operating Activities

Operating activities provided $2.7 million of cash for the thirteen weeks ended April 4, 2026 as compared to providing $16.7 million in the comparable prior-year period. The major components of cash provided by operating activities in the thirteen weeks ended April 4, 2026 and the comparable prior-year period are as follows: net income, and changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and accrued payroll and related costs, and deferred revenue.

For the thirteen weeks ended April 4, 2026, the Company reported net income of $3.8 million, compared with $4.2 million in the comparable prior-year period.  An increase in accounts receivable in the thirteen weeks ended April 4, 2026, used $3.9 million of cash compared to providing $9.6 million in the comparable prior-year period. The Company primarily attributes this increase in accounts receivable for the thirteen weeks ended April 4, 2026 to normal fluctuations in its Engineering segment clients, mainly due to the timing of milestones associated with its fixed price contracts.

While highly variable, the Company’s transit accounts payable typically exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business.  The net of transit accounts payable and transit accounts receivable was a net payable of $8.0 million as of April 4, and a net payable of $8.2 million as of January 3, 2026, using $0.2 million of cash during the thirteen weeks ended April 4, 2026.  The net of transit accounts payable and transit accounts receivable was a net payable of $12.2 million as of March 29, 2025 and a net payable of $16.6 million as of December 28, 2024, using $4.4 million of cash during the thirteen weeks ended March 29, 2025.  The decrease to net transit payable as of April 4, 2026 was due to normal fluctuations associated with several large, multiyear EPC projects. In a typical EPC contract, the Company receives significant cash upfront to fund equipment procurement and construction subcontractors throughout the project.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Prepaid expenses and other current assets provided cash of $0.6 million for the thirteen weeks ended April 4, 2026 as compared to providing $1.8 million of cash for the comparable prior-year period. The Company typically attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets generally tend to increase at the end of a fiscal year and decrease during the first three quarters of the following fiscal year.

An increase in accounts payable and accrued expenses provided cash of $0.7 million for the thirteen weeks ended April 4, 2026 as compared to providing $1.4 million for the comparable prior-year period. The Company attributes these changes to typical fluctuations in the normal course of business.

Changes in accrued payroll and related costs provided $1.5 million for the thirteen weeks ended April 4, 2026, as compared to providing $2.7 million for the comparable prior-year period. There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll biweekly (every two weeks) and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a biweekly payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year. A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year. The Company’s last biweekly payroll for the thirteen weeks ended April 4, 2026 was paid on April 3, 2026.

The Company’s deferred revenue balance as of April 4, 2026 was $13.4 million, compared to $14.8 million as of January 3, 2026, using cash from operations of $1.4 million for the thirteen weeks ended April 4, 2026. The decrease was associated with upfront payments for future labor associated with the Company’s EPC contracts.

Investing Activities

Investing activities used $0.1 million for the purchase of property and equipment in the current period as compared to using $0.4 million in the comparable prior-year period. The primary reason for the decrease was the completed implementation of the Company’s new ERP software system.

Financing Activities

Financing activities used $2.5 million of cash for the thirteen weeks ended April 4, 2026, compared to using $15.6 million in the comparable prior-year period.  The Company made net borrowings under its revolving credit facility of $4.1 million during the thirteen weeks ended April 4, 2026, compared with net payments of $11.6 million in the comparable prior-year period. The Company used $6.7 million to purchase shares of its common stock during the thirteen weeks ended April 4, 2026, and used $3.2 million to purchase shares of its common stock during in the comparable prior-year period. During the thirteen weeks ended April 4, 2026, the Company used negligible cash to retire shares of vested equity grants, as compared to using $0.9 million in the comparable prior year period, the proceeds of which were used to pay withholding taxes upon the vesting of equity grants. The Company generated cash of $0.3 million from sales of shares from its equity plans for both periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin or (ii) the agent bank’s prime rate generally borrowed over shorter durations. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn. Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the thirteen weeks ended April 4, 2026 and March 29, 2025 were 5.7% and 6.0%, respectively.

All borrowings under the amended Revolving Credit Facility remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of April 4, 2026, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the Revolving Credit Facility as of April 4, 2026 and January 3, 2026 were $28.8 million and $24.7 million, respectively. There were letters of credit outstanding at April 4, 2026 and January 3, 2026 for $12.9 million and $13.2 million, respectively. At April 4, 2026 and January 3, 2026, the Company had availability for additional borrowings under the Revolving Credit Facility of $33.3 million and $27.1 million, respectively.

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

Current Liquidity and Revolving Credit Facility

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, and meet the other general cash needs of our business. Our liquidity is impacted by general economic, financial, competitive, and other factors beyond our control. Our liquidity requirements consist primarily of funds necessary to pay our expenses, principally labor costs, and other related expenditures. We generally satisfy our liquidity needs through cash provided by operations and, when necessary, our Revolving Credit Facility. The Company believes it has a great deal of flexibility to reduce its costs if it becomes necessary. The Company believes that it can satisfy its liquidity needs for at least the next twelve months.

The Company’s liquidity and capital resources as of April 4, 2026 included accounts receivable and total current asset balances of $85.2 million and $101.6 million, respectively. Current liabilities were $52.8 million as of April 4, 2026 and were exceeded by total current assets by $48.8 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the Revolving Credit Facility to provide daily liquidity for the Company’s financial operations. As of April 4, 2026, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

The Company is exposed to various asserted claims as of April 4, 2026, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of both April 4, 2026, and January 3, 2026, the Company had accrued $0.3 million for asserted claims.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Commitments and Contingencies (Continued)

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2026 (after April 4, 2026)	$1,110	$636
2027	1,252	387
2028	1,123	-
2029	726	-
2030	182	-
Thereafter	1,022	-

Total lease payments	5,415	1,023
Less: imputed interest	(666)	(35)
Total	$4,749	$988

Future Contingent Payments

As of April 4, 2026, the Company had no acquisition agreement whereby additional contingent consideration may be earned by the sellers.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk from changes in interest rates relates primarily to its investment portfolio and debt instruments, which consist primarily of the Revolving Credit Facility. The Company has no derivative financial instruments in its portfolio. The Company invests in instruments that meet high credit-quality standards. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. As of April 4, 2026, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Based on the Company’s variable-rate Revolving Credit Facility balances during the thirteen weeks ended April 4, 2026, if the interest rate on the Company’s variable-rate Revolving Credit Facility (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.3 million. The Company does not expect any material loss on its investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended January 3, 2026, we identified deficiencies described below that existed as of January 3, 2026, and continued to exist at April 4, 2026. Based on our evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of April 4, 2026, because of the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified control deficiencies that resulted in material weaknesses in our internal control over financial reporting as of January 3, 2026. Specifically, the Company:

●	Did not design and maintain effective internal controls at the entity level and over the business process cycle;
●	Did not design or maintain sufficient documentation during its management review controls across business process cycles;
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

Planned Material Weakness Remediation Activities

To address these material weaknesses, management, with oversight from the Audit Committee, has commenced actions to enhance the Company's control framework and policies, maintain evidence of control procedure operation, and improve our control environment.

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

Changes in Internal Control over Financial Reporting

Other than the continued remediation efforts relating to the material weaknesses described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended April 4, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See discussion of Contingencies in Note 15 to the Condensed Consolidated Financial Statements included in Item 1 of this report.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the Company’s business, see the risk factors discussed under Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents the Company’s purchases of common stock completed during the first quarter of 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 4, 2026 - January 31, 2026	25,067	$19.86	25,067	$34,389,000
February 1, 2026 - February 28, 2026	114,676	$18.55	114,676	$32,261,000
March 1, 2026 - April 4, 2026	208,623	$19.20	208,623	$28,256,000
Total	348,366	$19.03	348,366

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None of the Company’s directors and officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended April 4, 2026.

ITEM 6.	EXHIBITS

10.1

Amendment No. 1 to Fifth Amended and Restated Loan Agreement, dated as of February 20, 2026, by and among the Company and all of its subsidiaries, Citizens Bank, N.A., as lender and as administrative agent and arranger; incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2026.

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

RCM Technologies, Inc.

Date: May 14, 2025	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: May 14, 2025	By: /s/ Kevin D. Miller
Kevin D. Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)