Form 10-Q
period 2026-07-04
RCM TECHNOLOGIES, INC.
filed 2026-08-13
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2026

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

Common Stock, $0.05 par value, 7,110,759 shares outstanding as of August 12, 2026.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of July 4, 2026 (Unaudited) and January 3, 2026	4

	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended July 4, 2026 and June 28, 2025	5

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Twenty-Six Weeks Ended July 4, 2026 and June 28, 2025	6

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Thirteen and Twenty-Six Weeks Ended July 4, 2026 and June 28, 2025	7

	Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 4, 2026 and June 28, 2025	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures		48

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved, and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing service to the healthcare industry or other potential pandemics; having a significant portion of our condensed consolidated revenues contributed by a concentrated group of customers during the thirteen and twenty-six weeks ended July 4, 2026; credit and collection risks; our claim experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing, the healthcare industry, our workforce and the services that we provide, including state and local regulations pertaining to the taxability of our services and other labor-related matters such a minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 and Part II, Item 1A “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

July 4, 2026, and January 3, 2026

(In thousands, except share amounts)

	July 4,	January 3,
	2026	2026
	(Unaudited)
Current assets:
Cash	$6,585	$2,922
Accounts receivable and contract assets, net of provision for credit losses of $1,229 on July 4, 2026, and $1,229 on January 3, 2026	81,479	81,243
Transit accounts receivable	6,614	8,017
Prepaid expenses and other current assets	5,682	7,704
Total current assets	100,360	99,886

Property and equipment, net	6,355	7,265

Other assets:
Deposits	262	261
Deferred tax assets, foreign	6	6
Goodwill	22,147	22,147
Operating right-of-use asset	4,876	4,832
Total other assets	27,291	27,246

Total assets	$134,006	$134,397

Current liabilities:
Accounts payable and accrued expenses	$14,395	$9,649
Transit accounts payable	14,459	16,247
Accrued payroll and related costs	12,881	10,784
Finance lease payable	750	843
Income taxes payable	352	391
Operating lease liabilities	1,142	1,209
Deferred revenue	8,204	14,761
Total current liabilities	52,183	53,884

Deferred income taxes, net, domestic	5,673	5,673
Finance lease payable, net of current position	-	380
Operating lease liabilities, net of current position	3,945	3,813
Borrowings under revolving credit facility	23,383	24,673
Total liabilities	85,184	88,423

Contingencies (note 15)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized; 18,088,821 shares issued and 7,087,614 shares outstanding at July 4, 2026, and 18,004,241 shares issued and 7,351,400 shares outstanding at January 3, 2026	904	900
Additional paid-in capital	123,220	122,244
Accumulated other comprehensive loss	(3,034)	(2,814)
Retained earnings	19,141	10,396
Treasury stock at cost, 11,001,207 shares at July 4, 2026 and 10,652,841 shares at January 3, 2026	(91,409)	(84,752)
Total stockholders’ equity	48,822	45,974

Total liabilities and stockholders’ equity	$134,006	$134,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Thirteen and Twenty-Six Weeks Ended July 4, 2026, and June 28, 2025

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025

Revenue	$93,816	$78,166	$176,854	$162,639
Cost of services	69,734	55,889	130,751	118,384
Gross profit	24,082	22,277	46,103	44,255

Operating costs and expenses
Selling, general, and administrative	15,568	15,275	31,097	30,246
Depreciation and amortization of property and equipment	558	401	1,112	825
Operating costs and expenses	16,126	15,676	32,209	31,071

Operating income	7,956	6,601	13,894	13,184

Other expense (income)
Interest expense and other, net	744	650	1,370	1,301
(Gain) loss on foreign currency transactions	(8)	279	(72)	326
Other expense, net	736	929	1,298	1,627

Income before income taxes	7,220	5,672	12,596	11,557
Income tax expense	2,319	1,887	3,851	3,586

Net income	$4,901	$3,785	$8,745	$7,971

Basic net earnings per share	$0.69	$0.51	$1.22	$1.06

Diluted net earnings per share	$0.68	$0.50	$1.20	$1.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Twenty-Six Weeks Ended July 4, 2026, and June 28, 2025 (Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025

Net income	$8,745	$7,971
Other comprehensive (loss) income	(220)	197
Comprehensive income	$8,525	$8,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Twenty-Six Weeks Ended July 4, 2026, and June 28, 2025

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Issued Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total

Balance, January 3, 2026	18,004,241	$900	$122,244	$(2,814)	$10,396	10,652,841	$(84,752)	$45,974
Issuance of stock under employee stock purchase plan	18,270	1	307	-	-	-	-	308
Equity compensation expense from awards issued	-	-	1,008	-	-	-	-	1,008
Purchase of treasury stock	-	-	-	-	-	348,366	(6,688)	(6,688)
Issuance of stock upon vesting of restricted share awards	3,901	-	-	-	-	-	-	-
Retirement of common shares	(828)	-	(17)	-	-	-	-	(17)
Foreign currency translation adjustment	-	-	-	(145)	-	-	-	(145)
Net income	-	-	-	-	3,844	-	-	3,844

Balance, April 4, 2026	18,025,584	$901	$123,542	$(2,959)	$14,240	11,001,207	$(91,440)	$44,284
Equity compensation expense from awards issued	-	-	824	-	-	-	-	824
Purchase of treasury stock	-	-	-	-	-	-	31	31
Issuance of stock upon vesting of restricted share awards	104,266	5	(5)	-	-	-	-	-
Retirement of common shares	(41,029)	(2)	(1,141)	-	-	-	-	(1,143)
Foreign currency translation adjustment	-	-	-	(75)	-	-	-	(75)
Net income	-	-	-	-	4,901	-	-	4,901

Balance, July 4, 2026	18,088,821	$904	$123,220	$(3,034)	$19,141	11,001,207	$(91,409)	$48,822

	Common Stock		Additional	Accumulated Other	(Accumulated Deficit)	Treasury Stock
	Issued Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total

Balance, December 28, 2024	17,838,372	$890	$118,845	$(2,920)	$(5,938)	10,236,259	$(77,393)	$33,484
Issuance of stock under employee stock purchase plan	18,192	1	280	-	-	-	-	281
Equity compensation expense from awards issued	-	-	773	-	-	-	-	773
Purchase of treasury stock	-	-	-	-	-	183,432	(3,188)	(3,188)
Issuance of stock upon vesting of restricted share awards	116,401	6	(6)	-	-	-	-	-
Retirement of common shares	(44,681)	(2)	(936)	-	-	-	-	(938)
Foreign currency translation adjustment	-	-	-	2	-	-	-	2
Net income	-	-	-	-	4,186	-	-	4,186

Balance, March 29, 2025	17,928,284	$895	$118,956	$(2,918)	$(1,752)	10,419,691	$(80,581)	$34,600
Equity compensation expense from awards issued	-	-	1,133	-	-	-	-	1,133
Purchase of treasury stock	-	-	-	-	-	118,208	(1,927)	(1,927)
Issuance of stock upon vesting of restricted share awards	-	1	(1)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	195	-	-	-	195
Net income	-	-	-	-	3,785	-	-	3,785

Balance, June 28, 2025	17,928,284	$896	$120,088	$(2,723)	$2,033	10,537,899	$(82,508)	$37,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Twenty-Six Weeks Ended July 4, 2026, and June 28, 2025 (Unaudited) (In thousands)

	Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025
Cash flows from operating activities:
Net income	$8,745	$7,971

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,112	825
Equity compensation expense from awards issued	1,832	1,906
Deferred income tax expense (benefit)	6	(15)
Change in operating right-of-use assets	644	539
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(280)	(5,764)
Prepaid expenses and other current assets	2,019	3,040
Net of transit accounts receivable and payable	(385)	(1,671)
Accounts payable and accrued expenses	4,952	(3,381)
Accrued payroll and related costs	2,108	429
Operating lease liabilities	(623)	(535)
Income taxes payable	(36)	430
Deferred revenue	(6,553)	5,037
Deposits	(1)	(29)
Total adjustments and changes in operating assets and liabilities	4,795	811
Net cash provided by operating activities	13,540	8,782

Cash flows from investing activities:
Property and equipment acquired	(201)	(900)
Net cash used in investing activities	(201)	(900)

Cash flows from financing activities:
Net repayments under revolving credit facility	(1,290)	(951)
Issuance of stock for employee stock purchase plan	308	281
Retirement of common shares	(1,160)	(938)
Changes in finance lease obligations	(473)	(369)
Purchase of treasury stock	(6,657)	(5,115)
Net cash used in financing activities	(9,272)	(7,092)
Effect of exchange rate changes on cash	(404)	(47)
Increase in cash	3,663	743
Cash at beginning of period	2,922	4,729

Cash at end of period	$6,585	$5,472

Supplemental cash flow information:
Cash paid for:
Interest	$1,452	$1,367
Income taxes	$1,721	$1,406

Non-cash financing activities:
Acquisition of right-of-use assets in exchange for lease obligations	$687	$268

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet as of January 3, 2026 was derived from the Company’s Fiscal 2025 audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended January 3, 2026, included in the Company’s Annual Report Form 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations, and cash flows for such interim periods.

Results for the thirteen and twenty-six weeks ended July 4, 2026, and June 28, 2025, are not necessarily indicative of results that may be expected for the full year or any future period.

Fiscal Year

The Company follows a 52-week or 53-week fiscal reporting calendar ending on the Saturday closest to December 31. The current fiscal year, ending January 2, 2027 (fiscal 2026), is a 52-week reporting year, and the prior fiscal year, ended January 3, 2026 (fiscal 2025), was a 53-week reporting year. The fiscal quarters for fiscal 2026 and fiscal 2025 align as follows:

Fiscal 2026 Quarters	Weeks	Fiscal 2025 Quarters	Weeks
April 4, 2026	Thirteen	March 29, 2025	Thirteen
July 4, 2026	Thirteen	June 28, 2025	Thirteen
October 3, 2026	Thirteen	September 27, 2025	Thirteen
January 2, 2027	Thirteen	January 3, 2026	Fourteen

Reclassification

Certain prior-year amounts have been reclassified to conform with the current-year presentation. These reclassifications had no effect on the previously reported results of operations.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

2.	Use of Estimates and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

The Company uses estimates to determine a provision for credit losses on its accounts receivable, contingent consideration, litigation, medical claims, vacation, goodwill impairment, if any, equity compensation, the tax rate applied, and the valuation of certain assets and liability accounts. In addition, the Company reviews its estimated costs to complete a contract and adjusts them as necessary. These estimates can be significant to the Company's operating results and financial position. The estimates are based on various factors, including current and historical trends and other pertinent industry and regulatory authority information. Management regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.

The Company has risk-participation arrangements for workers' compensation and healthcare insurance. The amounts included in the Company’s costs related to this risk participation are estimates and may vary based on changes in assumptions, the Company’s claims experience, or the providers included in the associated insurance programs.

The Company can be affected by a variety of factors, including uncertainty regarding the general economy's performance, competition, demand for the Company’s services, adverse litigation and claims, and the hiring, training, and retention of key employees.

Fair Value of Financial Instruments

The Company’s carrying value of financial instruments, consisting primarily of accounts receivable, transit accounts receivable, accounts payable, accrued expenses, transit accounts payable, and borrowings under the revolving credit facility, approximates their fair value due to their liquidity, short-term nature, and the revolving credit facility’s variable interest rate. The Company does not have derivative instruments in place to manage risks related to foreign currency fluctuations in its foreign operations or to interest rate changes.

The Company re-measures the fair value of the contingent consideration at each reporting period, and any change in the fair value from either the passage of time or events occurring after the acquisition date is recorded in earnings in the accompanying consolidated statement of operations.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.	Revenue Recognition

The Company records revenue under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Revenue is recognized when we satisfy a performance obligation by transferring services promised in a contract to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services. Performance obligations in our contracts represent distinct service streams we provide to our customers.

We evaluate our revenue contracts with customers based on the five-step model under ASC 606: (1) Identify the contract with the customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to separate performance obligations; and (5) Recognize revenue when (or as) each performance obligation is satisfied.

The Company derives its revenue from several sources. The Company’s Engineering Services and Life Sciences, Data and Solutions segments provide consulting and project solutions. The Healthcare segment specializes in long-term and short-term staffing and placement services for hospitals, schools, and long-term care facilities, among others. All of the Company’s segments perform staff augmentation services and derive revenue from permanent placement fees.

The following table presents our revenue disaggregated by revenue source for the thirteen and twenty-six weeks ended July 4, 2026, and June 28, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Specialty Health Care:
Time and Material	$44,138	$42,522	$91,923	$85,394
Permanent Placement Services	590	300	909	711
Total Specialty Health Care	$44,728	$42,822	$92,832	$86,105

Engineering:
Time and Material	$12,890	$15,006	$25,668	$29,513
Fixed Fee	26,635	11,515	39,994	29,150
Total Engineering	$39,525	$26,521	$65,662	$58,663

Life Sciences, Data and Solutions:
Time and Material	$6,365	$5,885	$12,322	$11,915
Permanent Placement Services	241	115	388	186
Fixed Fee	2,957	2,823	5,650	5,770
Total Life Sciences, Data and Solutions	$9,563	$8,823	$18,360	$17,871
	$93,816	$78,166	$176,854	$162,639

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.	Revenue Recognition (Continued)

Time and Material

The Company’s Health Care segment predominantly recognizes revenue through time-and-materials work, while its Engineering and Life Sciences, Data and Solutions segments recognize revenue through both time-and-materials and fixed-fee work. The Company’s time and materials contracts are typically based on the number of hours worked at contractually agreed-upon rates; therefore, revenue associated with these contracts is recognized based on hours worked at contracted rates.

Fixed Fee

The Company periodically enters into fixed-fee contracts, primarily within the Engineering segment, to provide specified services or project-based deliverables. These arrangements are generally governed by master services agreements that establish standard terms and conditions, while project-specific purchase orders define the scope, pricing, and duration of each engagement. These engagements are typically completed within six to nine months.

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

Deferred Revenue

There was $8.2 million of deferred revenue as of July 4, 2026. Deferred revenue was $14.8 million as of January 3, 2026. Revenue is recognized when the service has been performed. Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence. For the thirteen weeks ended July 4, 2026, and June 28, 2025, the Company recognized revenue of $5.2 million and $1.1 million, respectively, that was included in deferred revenue at the beginning of the reporting period. For the twenty-six weeks ended July 4, 2026, and June 28, 2025, the Company recognized revenue of $11.6 million and $4.2 million, respectively, that was included in deferred revenue at the beginning of the reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.	Revenue Recognition (Continued)

Concentration

During the twenty-six weeks ended July 4, 2026, the Company had three customers that exceeded 10% of consolidated revenue, two customers in the Company’s Specialty Health Care segment, representing 23.3% and 13.3% of consolidated revenue, respectively, and one customer in the Company’s Engineering segment, representing 13.5%. During the twenty-six weeks ended June 28, 2025, the Company had two customers that exceeded 10% of consolidated revenue, both in the Company’s Specialty Health Care segment, representing 22.5% and 13.1% of consolidated revenue, respectively.

4.	Accounts Receivable, Transit Accounts Receivable, Contract Assets and Transit Accounts Payable

The Company’s accounts receivable and contract assets, net comprise the following:

	July 4, 2026	January 3, 2026
Billed	$49,595	$47,987
Unbilled	16,638	23,942
Contract assets	16,475	10,543
Provision for credit losses	(1,229)	(1,229)

Accounts receivable and contract assets, net	$81,479	$81,243

Unbilled receivables primarily represent revenue earned, whereby those services are ready to be billed as of the balance sheet ending date. Contract assets primarily represent revenue earned under contracts that the Company contractually invoices at future dates.

From time to time, the Company’s Engineering segment enters into agreements to provide, among other things, construction management and engineering services. Pursuant to these agreements, the Company a) may purchase equipment on behalf of the Company’s customer or engage subcontractors to provide construction or other services; b) typically earns a fixed percentage of the total project value; and c) assumes no ownership or risks of inventory. In such situations, the Company acts as an agent under the provisions of ASC 606 “Revenue from Contracts with Customers” and therefore recognizes revenue on a “net-basis.” The Company records revenue on a “net” basis for relevant engineering and construction management projects that involve subcontractor/procurement costs or transit costs. In those situations, the Company charges the client a negotiated fee, which is reported as net revenue when earned.

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency, the Company records this amount simultaneously as both a “transit account receivable” and a “transit account payable,” as the amount, when paid to the Company, is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company. The Company’s transit accounts payable generally exceed its transit accounts receivable, but the absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. Transit accounts receivable were $6.6 million, and related transit accounts payable were $14.5 million, resulting in a net payable of $7.9 million as of July 4, 2026. Transit accounts receivable were $8.0 million, and related transit accounts payable were $16.2 million, resulting in a net payable of $8.2 million as of January 3, 2026.

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

Property and equipment comprise the following:

	July 4, 2026	January 3, 2026
Computers and systems	$9,690	$9,486
Equipment and furniture	456	440
Leasehold improvements	707	723
Laboratory equipment	219	221
	11,072	10,870

Less: accumulated depreciation and amortization	4,717	3,605

Property and equipment, net	$6,355	$7,265

The Company periodically writes off fully depreciated and amortized assets. The Company did not write off any fully depreciated and amortized assets during the twenty-six-week periods ended July 4, 2026, and June 28, 2025. Depreciation and amortization expense of property and equipment for the thirteen weeks ended July 4, 2026, and June 28, 2025, was $558 and $401, respectively. Depreciation and amortization expense of property and equipment for the twenty-six weeks ended July 4, 2026, and June 28, 2025, was $1,112 and $825, respectively.

6.	Acquisitions and Divestitures

The purchase method of accounting in accordance with FASB ASC 805, “Business Combinations,” was applied for all acquisitions. This requires the cost of an acquisition to be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition, with the excess cost accounted for as goodwill. Goodwill arising from the acquisitions is attributable to expected sales synergies from combining the acquired business's operations with those of the Company.

As of both July 4, 2026, and January 3, 2026, there were no active acquisitions whereby contingent consideration could be paid.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

7.	Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount. The Company reviewed industry and market conditions, reporting unit specific events as well as overall financial performance, and determined that no indicators of impairment of goodwill existed during the twenty-six-week period ended July 4, 2026. As such, no impairment loss on the Company’s intangible assets during the twenty-six weeks ended July 4, 2026 was recorded.

The carrying amount of goodwill as of July 4, 2026, and January 3, 2026, was as follows:

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

On February 20, 2026, the Company amended (“Amendment 1”) the Fifth Amended and Restated Loan Agreement. Under Amendment 1, the total commitment is increased from a maximum limit of $65.0 million to a maximum limit of $75.0 million. The increased limit applies from February 20, 2026 through August 31, 2026. From and after September 1, 2026 through the Maturity Date of the Fifth Amended and Restated Loan Agreement, the total commitment shall revert to $65.0 million. All other material terms remain unchanged.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin or (ii) the agent bank’s prime rate generally borrowed over shorter durations. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the twenty-six weeks ended July 4, 2026 and June 28, 2025 were 5.6% and 6.2%, respectively.

All borrowings under the Revolving Credit Facility remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of July 4, 2026, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

8.	Revolving Credit Facility (Continued)

Borrowings under the Revolving Credit Facility as of July 4, 2026 and January 3, 2026 were $23.4 million and $24.7 million, respectively. There were letters of credit outstanding at July 4, 2026 and January 3, 2026 for $18.9 million and $13.2 million, respectively. At July 4, 2026 and January 3, 2026, the Company had availability for additional borrowings under the Revolving Credit Facility of $32.7 million and $27.1 million, respectively.

9.	Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share. The number of weighted-average shares used to calculate basic and diluted earnings per share for the thirteen and twenty-six weeks ended July 4, 2026 and June 28, 2025 was determined as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Basic weighted average shares outstanding	7,085,529	7,406,831	7,169,686	7,511,646
Dilutive effect of outstanding restricted share awards	101,987	130,956	147,288	138,626
Diluted weighted average shares outstanding	7,187,516	7,537,787	7,316,974	7,650,272

For all periods presented, there were no anti-dilutive shares included in the calculation of common stock equivalents, as there were no stock options outstanding.

Unissued shares of common stock were reserved for the following purposes:

	July 4, 2026	June 28, 2025
Time-based restricted stock awards outstanding	172,136	234,020
Performance-based restricted stock awards outstanding	156,407	287,263
Future grants of options or shares	1,273.386	247,417
Shares reserved for employee stock purchase plan	198,304	233,927

Total	1,800,233	1,002,627

10.	Share-Based Compensation

On July 4, 2026, the Company had three share-based employee compensation plans: the Employee Stock Purchase Plan, the 2014 Omnibus Equity Compensation Plan, and the 2025 Omnibus Equity Compensation Plan.

The Company measures the fair value of share-based awards when granted using the Black-Scholes method and the closing market price of the Company’s common stock on the date of grant. Awards typically vest over periods ranging from one to five years and expire within 10 years of issuance. The Company may also issue immediately vested equity awards. Share-based compensation expense related to time-based awards is amortized in accordance with applicable vesting periods using the straight-line method. The Company expenses performance-based awards only when the performance metrics are likely to be achieved, and the associated awards are therefore likely to vest. Performance-based share awards that are likely to vest are also expensed on a straight-line basis over the vesting period but may vest on a retroactive basis or be reversed, depending on when it is determined that they are likely to vest, or in the case of a reversal, when they are later determined to be unlikely to vest or forfeited. The discussion of share and share-based awards herein refers to awards of shares and share units.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Share-Based Compensation (Continued)

Share-based compensation expense for the thirteen weeks ended July 4, 2026, and June 28, 2025, was $824 and $1,133, respectively. Share-based compensation expense for the twenty-six weeks ended July 4, 2026 and June 28, 2025 was $1,832 and $1,906, respectively. Share-based compensation expense for performance-based equity agreements was $501 and $805 for the thirteen weeks ended July 4, 2026 and June 28, 2025, respectively. Share-based compensation expense for performance-based equity agreements was $1,174 and $1,257 for the twenty-six weeks ended July 4, 2026 and June 28, 2025, respectively. Share-based compensation expense is included in selling, general and administrative expense in the Company’s condensed consolidated statement of operations.

As of July 4, 2026, the Company had $4.4 million of total unrecognized compensation cost, with approximately $1.4 million related to time-based non-vested share-based awards outstanding and $3.0 million related to performance-based non-vested share-based awards outstanding. The Company expects to recognize the expense associated with time-based non-vested share-based awards through fiscal 2035. If earned, the Company will recognize the expense associated with performance-based non-vested share-based awards through fiscal 2030. These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions. The number of shares issued on January 5, 2026 (the first business day following the previous offering period) was 18,270. As of July 4, 2026, there were 198,304 shares available for issuance under the Purchase Plan. Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the twenty-six weeks ended July 4, 2026 and June 28, 2025 was $147 and $148, respectively.

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

All stock awards typically include dividend accrual equivalents, which means that any dividend paid by the Company during the vesting period becomes due and payable after the vesting period, assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of July 4, 2026, there were no accrued dividends. Dividends for stock awards that ultimately do not vest are forfeited.

As of July 4, 2026, under the 2014 Plan, 172,136 time-based shares were outstanding, 156,407 performance-based restricted stock awards were outstanding, and 273,386 shares were available for awards.

The intrinsic value of all equity grants for the twenty-six weeks ended July 4, 2026, and June 28, 2025, was $9.4 million and $12.0 million, respectively. These amounts are based on the equity price on the last trading day in the period presented.

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

All stock and stock unit awards typically include dividend accrual equivalents, which means that any dividend paid by the Company during the vesting period becomes due and payable after the vesting period, assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of July 4, 2026, there were no accrued dividends. Dividends for stock and stock unit awards that ultimately do not vest are forfeited.

As of July 4, 2026, under the 2025 Plan, there were no outstanding equity awards, therefore, up to 1,000,000 shares may be awarded subject to the provisions of the 2025 Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Share-Based Compensation (Continued)

Time-Based Restricted Stock Awards

From time-to-time the Company issues time-based restricted stock awards. The following summarizes the activity in the time-based restricted stock awards under the 2014 Plan during the twenty-six weeks ended July 4, 2026:

	Number of Time-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 3, 2026	179,037	$13.52
Granted	-	-
Vested	(3,901)	$17.95
Forfeited or expired	(3,000)	$15.60
Outstanding non-vested at July 4, 2026	172,136	$13.17

Based on the closing price of the Company’s common stock of $28.50 per share on July 2, 2026 (the last trading day prior to July 4, 2026), the intrinsic value of the time-based non-vested restricted stock awards at July 4, 2026 was approximately $4.9 million. As of July 4, 2026, there was approximately $1.4 million of total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock awards through fiscal 2035.

Performance-Based Restricted Stock Awards

From time-to-time the Company issues performance-based restricted stock awards to its executives. Performance-based restricted stock awards are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee.

The following summarizes the activity in the performance-based restricted stock awards during the twenty-six weeks ended July 4, 2026:

	Number of Performance- Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested at January 3, 2026	282,157	$24.69
Granted	-	-
Vested	(104,266)	$23.81
Forfeited or expired	(21,484)	$16.02
Outstanding non-vested at July 4, 2026	156,407	$26.47

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

Based on the closing price of the Company’s common stock of $28.50 per share on July 2, 2026 (the last trading day prior to July 4, 2026), the intrinsic value of the performance-based non-vested restricted stock awards at July 4, 2026 was approximately $4.9 million. As of July 4, 2026, there was approximately $3.0 million of total unrecognized compensation cost related to performance-based restricted stock awards, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock awards through fiscal 2030.

Share-based compensation for performance-based equity agreements was $501 and $805 for the thirteen-week periods ended July 4, 2026, and June 28, 2025, respectively. Share-based compensation for performance-based equity agreements was $1,174 and $1,257 for the twenty-six-week periods ended July 4, 2026, and June 28, 2025, respectively.

There were no immediately vested share awards during the twenty-six weeks ended July 4, 2026 or June 28, 2025.

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

During the twenty-six weeks ended July 4, 2026, the Company purchased 348,366 shares at an average price of $19.03 per share. During the twenty-six weeks ended June 28, 2025, the Company purchased 301,640 shares at an average price of $16.89 per share. As of July 4, 2026, the Company had $28.3 million available for future treasury stock purchases.

The Company accrued $31 in excise tax associated with its Treasury Stock Repurchase Plan during the twenty-six weeks ended July 4, 2026. The Company accrued $19 in excise tax associated with its Treasury Stock Repurchase Plan during the twenty-six weeks ended June 28, 2025. Excise tax is recorded directly to additional paid-in capital.

During the twenty-six weeks ended July 4, 2026, the Company issued and retired 41,857 shares associated with equity grants that vested, the proceeds of which were used to fund payroll taxes associated the vested shares. During the twenty-six weeks ended June 28, 2025, the Company issued and retired 44,681 shares associated with equity grants that vested, the proceeds of which were used to fund payroll taxes associated the vested shares.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied on either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU.

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

The Company reports segment information based on the management approach, which designates the internal reporting used by the Chief Operating Decision Makers (“CODMs”), who were Bradley Vizi, Chief Executive Officer, and Kevin Miller, Chief Financial Officer. The Company’s CODMs are responsible for making decisions regarding the Company’s business, including resource allocations and performance assessments based on historical and future segment revenue, operating expenses, and operating income (loss).

The tables below summarize the results of operations and total assets by segment provided to the CODMs. Segment operating income (loss) includes selling, general, and administrative expenses directly attributable to that segment. The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Weeks Ended July 4, 2026	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$44,728	$39,525	$9,563	$-	$93,816
Cost of services	31,566	32,484	5,684	-	69,734
Gross profit	13,162	7,041	3,879	-	24,082
Selling, general and administrative	6,624	3,140	1,157	4,647	15,568
Depreciation and amortization of property and equipment	121	227	37	173	558
Operating income (loss)	$6,417	$3,674	$2,685	$(4,820)	$7,956
Total assets as of July 4, 2026	$40,856	$64,003	$14,332	$14,815	$134,006
Property and equipment acquired	$48	$42	$-	$14	$104

Thirteen Weeks Ended June 28, 2025	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$42,822	$26,521	$8,823	$-	$78,166
Cost of services	30,545	20,031	5,313	-	55,889
Gross profit	12,277	6,490	3,510	-	22,277
Selling, general and administrative	6,114	3,016	1,490	4,655	15,275
Depreciation and amortization of property and equipment	87	159	38	117	401
Operating income (loss)	$6,076	$3,315	$1,982	$(4,772)	$6,601
Total assets as of June 28, 2025	$48,201	$58,284	$16,492	$12,609	$135,586
Property and equipment acquired	$75	$176	$(3)	$225	$473

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.	Segment Information (Continued)

Twenty-Six Weeks Ended July 4, 2026	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$92,832	$65,662	$18,360	$-	$176,854
Cost of services	66,229	53,320	11,202	-	130,751
Gross profit	26,603	12,342	7,158	-	46,103
Selling, general and administrative	13,308	5,843	2,354	9,592	31,097
Depreciation and amortization of property and equipment	243	450	73	346	1,112
Operating income (loss)	$13,052	$6,049	$4,731	$(9,938)	$13,894
Total assets as of July 4, 2026	$40,856	$64,003	$14,332	$14,815	$134,006
Property and equipment acquired	$81	$83	$-	$37	$201

Twenty-Six Weeks Ended June 28, 2025	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$86,105	$58,663	$17,871	$-	$162,639
Cost of services	61,624	45,989	10,771	-	118,384
Gross profit	24,481	12,674	7,100	-	44,255
Selling, general and administrative	12,043	6,150	2,916	9,137	30,246
Depreciation and amortization of property and equipment	187	330	78	230	825
Operating income (loss)	$12,251	$6,194	$4,106	$(9,367)	$13,184
Total assets as of June 28, 2025	$48,201	$58,284	$16,492	$12,609	$135,586
Property and equipment acquired	$129	$242	$32	$497	$900

The Company derives a majority of its revenue from offices in the United States. Revenue reported for each operating segment is all from external customers. The Company is domiciled in the United States, and its segments operate in the United States, Canada, Puerto Rico, Europe, and the Philippines. Revenue by geographic area for the thirteen and twenty-six weeks ended July 4, 2026, and June 28, 2025, was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenue
United States	$88,146	$73,226	$165,886	$152,064
Canada	1,211	1,943	2,515	3,859
Puerto Rico	1,656	1,544	3,416	3,151
Europe	2,803	1,453	5,037	3,565
	$93,816	$78,166	$176,854	$162,639

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.	Segment Information (Continued)

Total assets by geographic area as of the reported periods were as follows:

	July 4, 2026	January 3, 2026
Total assets
United States	$118,930	$123,021
Canada	1,804	1,828
Puerto Rico	2,364	2,637
Europe	10,402	6,594
Philippines	506	317
	$134,006	$134,397

14.	Income Taxes

The Company recognized $3.9 million of income tax expense for the twenty-six weeks ended July 4, 2026 as compared to $3.6 million for the comparable prior-year period. The consolidated effective income tax rate for the twenty-six weeks ended July 4, 2026 was 30.6% as compared to 31.0% for the comparable prior-year period. The effective income tax rates for the twenty-six weeks ended July 4, 2026, were approximately 31.1%, 26.5%, 22.7%, and 25.0% in the United States/Puerto Rico, Canada, Europe, and the Philippines, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income. The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The comparable prior-year period estimated income tax rates were 31.7%, 25.1%, and 11.8% in the United States/Puerto Rico, Canada, and Europe, respectively. The primary reason for the decrease in the consolidated and United States effective rates in the current period was due to decreases in permanent tax differences in the United States. The low effective tax rate in Europe during the prior-year period was due to a fixed tax benefit relative to a small pretax loss.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company. The actual 2026 effective tax rate may vary from the estimate depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, the vesting of share-based awards, and the amount of any permanent book-to-tax differences.

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

The Company is exposed to various asserted claims as of July 4, 2026, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of July 4, 2026, the Company has accrued $0.4 million for asserted claims.

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

The components of lease expense were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025

Operating lease cost	$376	$349	$738	$695

Finance lease cost
Amortization of right of use assets	$236	$181	$473	$362
Interest on lease liabilities	9	18	21	38
Total finance lease cost	$245	$199	$494	$400

Supplemental Cash Flow information related to leases was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$383	$363	$717	$676
Operating cash flows from finance leases	$12	$20	$27	$42
Financing cash flows from finance leases	$238	$174	$473	$345

Right of use assets obtained in exchange for lease obligations
Operating leases	$687	$35	$687	$268
Finance leases	-	-	-	-

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Leases (Continued)

Supplemental Balance Sheet information as of July 4, 2026 and January 3, 2026 related to leases was as follows:

	July 4, 2026	January 3, 2026
Operating leases
Operating lease right of use assets	$4,876	$4,832

Operating right of use liability - current	$(1,142)	$(1,209)
Operating right of use liability - non-current	(3,945)	(3,813)
Total operating lease liabilities	$(5,087)	$(5,022)

Finance leases
Property and equipment - (right of use assets)	$2,172	$2,394
Accumulated depreciation	(1,448)	(1,197)
Property and equipment, net	$724	$1,197

Finance lease liability - current	$(750)	$(843)
Finance lease liability - non-current	-	(380)
Total finance lease liabilities	$(750)	$(1,223)

Weighted average remaining lease term in years
Operating leases	3.13	3.48
Finance leases	1.00	1.41

Weighted average discount rate
Operating leases	6.35%	6.36%
Finance leases	4.88%	4.82%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2025 (After July 4, 2026)	$765	$387
2026	1,335	386
2027	1,220	-
2028	817	-
2029	270	-
Thereafter	1,488	-

Total lease payments	5,895	773
Less: imputed interest	(808)	(23)
Total	$5,087	$750

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended July 4, 2026 Compared to Thirteen Weeks Ended June 28, 2025

A summary of operating results for the thirteen weeks ended July 4, 2026 and June 28, 2025 is as follows (in thousands):

	July 4, 2026		June 28, 2025
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$93,816	100.0	$78,166	100.0
Cost of services	69,734	74.3	55,889	71.5
Gross profit	24,082	25.7	22,277	28.5

Selling, general and administrative	15,568	16.6	15,275	19.6
Depreciation and amortization of property and equipment	558	0.6	401	0.5
Operating costs and expenses	16,126	17.2	15,676	20.1

Operating income	7,956	8.5	6,601	8.4
Other expense, net	736	0.8	929	1.1

Income before income taxes	7,220	7.7	5,672	7.3
Income tax expense	2,309	2.5	1,887	2.5

Net income	$4,901	5.2	$3,785	4.8

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended July 4, 2026 and June 28, 2025 consisted of thirteen weeks each.

Revenue. Revenue increased by $15.6 million for the thirteen weeks ended July 4, 2026 as compared to the thirteen weeks ended June 28, 2025 (the “comparable prior-year period”). Revenue increased $1.9 million in the Specialty Health Care segment, $13.0 million in the Engineering segment, and $0.7 million in the Life Sciences, Data and Solutions segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit. Cost of services increased by $13.8 million for the thirteen weeks ended July 4, 2026 as compared to the comparable prior-year period, primarily due to the increase in revenue. Cost of services as a percentage of revenue for the thirteen weeks ended July 4, 2026 and June 28, 2025 was 74.3% and 71.5%, respectively. See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative. Selling, general and administrative (“SGA”) expenses were $15.6 million for the thirteen weeks ended July 4, 2026 as compared to $15.3 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 16.6% for the thirteen weeks ended July 4, 2026, as compared to 19.6% for the comparable prior-year period. See Segment Discussion for further information on SGA expense changes.

Other Expense, Net. Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s revolving credit facility, net of interest income and gains and losses on foreign currency transactions. Other expense, net decreased by $0.2 million as compared to the comparable prior year period, due mainly to a $0.3 million decrease in loss on foreign currency transactions, offset by a $0.1 million increase in interest expense, net. Interest expense increased primarily due to increased borrowing and increased letters of credit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended July 4, 2026 Compared to Thirteen Weeks Ended June 28, 2025 (Continued)

Income Tax Expense. The Company recognized $2.3 million of income tax expense for the thirteen weeks ended July 4, 2026 as compared to $1.9 million for the comparable prior-year period. The consolidated effective income tax rate for the current period was 32.1% as compared to 33.3% for the comparable prior-year period. The effective income tax rates for the thirteen weeks ended July 4, 2026, were approximately 32.5%, 31.1%, 20.1%, and 25.1% in the United States, Canada, Europe, and the Philippines, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income. The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The comparable prior-year period estimated income tax rates were 34.0%, 23.7%, and 8.5% in the United States, Canada, and Europe, respectively. The primary reason for the decrease in the consolidated and United States effective rates in the current period was due to decreases in permanent tax differences in the United States. The low effective tax rate in Europe during the prior-year period was due to a fixed tax benefit relative to a small pretax loss.

Differences between the effective tax rate and the applicable U.S. federal statutory rate may arise, primarily from the effect of state and local income taxes, share-based compensation, and potential tax credits available to the Company. The actual 2026 effective tax rate may vary from the estimate depending on the actual operating income earned in various jurisdictions, the potential availability of tax credits, the vesting of share-based awards, and the amount of any permanent book-to-tax differences.

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $44.7 million for the thirteen weeks ended July 4, 2026, increased 4.5%, or $1.9 million, compared to the comparable prior-year period. The increase was driven by the Company’s school clients, offset by a decrease in revenue from the Company’s non-school clients. Revenue from school clients for the thirteen weeks ending July 4, 2026, was $39.2 million as compared to $37.2 million for the comparable prior-year period. The increase in revenue from school contracts was driven by both existing and new clients. Revenue from non-school clients for the thirteen weeks ended July 4, 2026, was $5.6 million for thirteen-week periods presented. Gross profit increased by 7.2%, or $0.9 million, to $13.2 million for the thirteen weeks ended July 4, 2026 as compared to $12.3 million in the comparable prior-year period. Gross profit increased due to an increase in revenue, augmented by an increase in gross profit margin. Gross profit margin for the thirteen weeks ended July 4, 2026, increased to 29.4% compared to 28.7% for the comparable prior-year period. The increase in gross profit margin was primarily attributed to normal quarterly fluctuations. Specialty Health Care experienced operating income of $6.4 million for the thirteen weeks ended July 4, 2026, as compared to $6.1 million for the comparable prior-year period. The primary reason for the increase in operating income was the increase in gross profit, offset by an increase in SGA expense to $6.6 million for the thirteen weeks ended July 4, 2026 compared to $6.1 million for the comparable prior-year period. SGA expense increased primarily due to sales and recruiting infrastructure investments to support revenue growth and new school contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended July 4, 2026 Compared to Thirteen Weeks Ended June 28, 2025 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $39.5 million for the thirteen weeks ended July 4, 2026, increased 49.0%, or $13.0 million, compared to the comparable prior-year period. The increase in revenue included increases in Energy Services revenue of $14.7 million, offset by decreases in Aerospace revenue of $1.2 million and Industrial Processing revenue of $0.5 million. Energy Services revenue increased primarily because of increased activity from EPC (Engineering, Procurement and Construction Management) projects. Aerospace revenue decreased primarily due to curtailed spending from one client. The Company believes the decrease in Industrial Processing revenue was mainly due to normal fluctuations. Gross profit increased by 8.5%, or $0.6 million, compared to the comparable prior-year period. Gross profit increased due to higher revenue, offset by a decline in gross profit margin. The gross profit margin of 17.8% for the current period decreased from 24.5% for the comparable prior-year period. The decrease in gross profit margin was primarily due to a change in mix associated with EPC project revenue from the Energy Services group. The Engineering segment experienced operating income of $3.7 million as compared to $3.3 million for the comparable prior-year period. The increase in operating income was due to the increase in gross profit, offset by an increase in SGA expenses. The Engineering segment’s SGA expense of $3.1 million increased from $3.0 million, primarily due to expense associated with increased sales activity in the Company’s Energy Services practice.

Life Sciences, Data and Solutions

Life Sciences, Data and Solutions revenue of $9.6 million for the thirteen weeks ended July 4, 2026, increased 8.4%, or $0.7 million, compared to the comparable prior-year period. The Company primarily attributes the increase in revenue to increases in managed services revenue in its Life Sciences practice. Gross profit of $3.9 million for the thirteen weeks ended July 4, 2026, increased 10.5%, or $0.4 million, compared to $3.5 million for the comparable prior-year period. Gross profit increased due to higher revenue and gross margin. Gross profit margin for the thirteen weeks ended July 4, 2026, was 40.6% as compared to 39.8% for the comparable prior-year period. The Company attributes the gross profit margin increase to an emphasis on high-margin project work. The Life Sciences, Data and Solutions segment experienced operating income of $2.7 million for the thirteen weeks ended July 4, 2026 compared to $2.0 million for the comparable prior-year period. The increase in operating income was due to the increase in gross profit and augmented by a decrease in SGA expense of $0.3 million. The Life Sciences, Data and Solutions segment’s SGA expense decreased primarily due to a deliberate effort to gain efficiency on SGA expense.

Corporate

The Company’s corporate SGA expense includes but is not limited to the following costs: public company-related, executive compensation, board compensation, directors and officers insurance, SAP ERP infrastructure, numerous centralized functions including accounting and financial management, information technology and cyber security infrastructure, payroll, billing, accounts receivable, and marketing. The corporate segment team primarily operates out of the United States, with limited operations in Serbia and the Philippines. Corporate SGA expense was $4.7 million for both the thirteen weeks ended July 4, 2026 and the comparable prior year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Weeks Ended July 4, 2026 Compared to Twenty-Six Weeks Ended June 28, 2025

A summary of operating results for the twenty-six weeks ended July 4, 2026 and June 28, 2025 is as follows (in thousands):

	July 4, 2026		June 28, 2025
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$176,854	100.0	$162,639	100.0
Cost of services	130,751	73.9	118,384	72.8
Gross profit	46,103	26.1	44,255	27.2

Selling, general and administrative	31,097	17.6	30,246	18.6
Depreciation and amortization of property and equipment	1,112	0.6	825	0.5
Operating costs and expenses	32,209	18.2	31,071	19.1

Operating income	13,894	7.9	13,184	8.1
Other expense, net	1,298	0.8	1,627	1.0

Income before income taxes	12,596	7.1	11,557	7.1
Income tax expense	3,851	2.2	3,586	2.2

Net income	$8,745	4.9	$7,971	4.9

The Company follows a 52/53 week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended July 4, 2026 and June 28, 2025 consisted of twenty-six weeks each.

Revenue. Revenue increased by $14.2 million for the twenty-six weeks ended July 4, 2026 as compared to the twenty-six weeks ended June 28, 2025 (the “comparable prior-year period”). Revenue increased $6.7 million in the Specialty Health Care segment, $7.0 million in the Engineering segment and $0.5 million in the Life Sciences, Data and Solutions segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit. Cost of services increased by $12.4 million for the twenty-six weeks ended July 4, 2026 as compared to the comparable prior-year period, primarily due to the increase in revenue. Cost of services as a percentage of revenue for the twenty-six weeks ended July 4, 2026 and June 28, 2025 was 73.9% and 72.8%, respectively. See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative. Selling, general and administrative (“SGA”) expenses were $31.1 million for the twenty-six weeks ended July 4, 2026 as compared to $30.2 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 17.6% for the twenty-six weeks ended July 4, 2026 and 18.6% for the comparable prior-year period. See Segment Discussion for further information on SGA expense changes.

Other Expense, Net. Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s revolving credit facility, net of interest income and gains and losses on foreign currency transactions. Other expense, net decreased by $0.3 million as compared to the comparable prior year period, due mainly to a $0.4 million decrease in loss on foreign currency transactions, offset by a $0.1 million increase in interest expense, net. Interest expense increased primarily due to increased borrowing and increased letters of credit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Weeks Ended July 4, 2026 Compared to Twenty-Six Weeks Ended June 28, 2025 (Continued)

Income Tax Expense. The Company recognized $3.9 million of income tax expense for the twenty-six weeks ended July 4, 2026 as compared to $3.6 million for the comparable prior-year period. The consolidated effective income tax rate for the twenty-six weeks ended July 4, 2026 was 30.6% as compared to 31.0% for the comparable prior-year period. The effective income tax rates for the twenty-six weeks ended July 4, 2026, were approximately 31.1%, 26.5%, 22.7%, and 25.0% in the United States/Puerto Rico, Canada, Europe, and the Philippines, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income. The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The comparable prior-year period estimated income tax rates were 31.7%, 25.1%, and 11.8% in the United States/Puerto Rico, Canada, and Europe, respectively. The primary reason for the decrease in the consolidated and United States effective rates in the current period was due to decreases in permanent tax differences in the United States. The low effective tax rate in Europe during the prior-year period was due to a fixed tax benefit relative to a small pretax loss.

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

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $92.8 million for the twenty-six weeks ended July 4, 2026, increased 7.8%, or $6.7 million, compared to the comparable prior-year period. The increase in revenue was driven by the Company’s school clients, offset by a decrease in revenue from the Company’s non-school clients. Revenue from school clients for the twenty-six weeks ended July 4, 2026, was $82.1 million as compared to $74.5 million for the comparable prior-year period. The increase to revenue from school contracts was driven by both existing and new clients. Revenue from non-school clients for the twenty-six weeks ended July 4, 2026, was $10.7 million as compared to $11.6 million for the comparable prior-year period. The decrease in non-school revenue was primarily driven by the reduction in revenue of $0.7 million from a lost contract with a corrections facility. Gross profit increased by 8.7%, or $2.1 million, to $26.6 million for the twenty-six weeks ended July 4, 2026 as compared to $24.5 million in the comparable prior-year period. Gross profit increased due to an increase in revenue, augmented by an increase in gross profit margin. Gross profit margin for the twenty-six weeks ended July 4, 2026, increased to 28.7% compared to 28.4% for the comparable prior-year period. The increase in gross profit margin was primarily attributed to normal fluctuations. Specialty Health Care experienced operating income of $13.1 million for the twenty-six weeks ended July 4, 2026, as compared to $12.3 million for the comparable prior-year period. The primary reason for the increase in operating income was the increase in gross profit, offset by an increase in SGA expense to $13.3 million for the twenty-six weeks ended July 4, 2026 compared to $12.0 million for the comparable prior-year period. SGA expense increased primarily due to sales and recruiting infrastructure investments to support revenue growth.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Weeks Ended July 4, 2026 Compared to Twenty-Six Weeks Ended June 28, 2025 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $65.7 million for the twenty-six weeks ended July 4, 2026, increased 11.9%, or $7.0 million, compared to the comparable prior-year period. The increase in revenue included increases in Energy Services revenue of $12.5 million, offset by decreases in Aerospace revenue of $3.3 million and Industrial Processing revenue of $2.2 million. Energy Services revenue increased primarily because of increased activity from EPC (Engineering, Procurement and Construction Management) projects. Aerospace revenue decreased primarily due to curtailed spending from one client. The Company believes the decrease in Industrial Processing revenue was mainly due to normal fluctuations. Gross profit decreased by 2.6%, or $0.3 million, compared to the comparable prior-year period. Gross profit decreased due to a decline in gross profit margin. Gross profit margin of 18.8% for the current period decreased from 21.6% for the comparable prior-year period. The decrease in gross profit margin was primarily due the Energy Services group, due to gaps between the end dates and start dates of major projects in the first quarter of 2026 and a change in mix associated with EPC project revenue in the second quarter of 2026. The Engineering segment experienced operating income of $6.0 million as compared to $6.2 million for the comparable prior year period. Operating income decreased due to the decrease in gross profit, offset by a decrease in SGA expenses. The Engineering segment’s SGA expense of $5.8 million decreased from $6.1 million, primarily due to a deliberate effort to gain efficiency on SGA expense.

Life Sciences, Data and Solutions

Life Sciences, Data and Solutions revenue of $18.4 million for the twenty-six weeks ended July 4, 2026, increased 2.7%, or $0.5 million, compared to the comparable prior-year period. The Company primarily attributes the increase in revenue to increases in managed services revenue in its Life Sciences practice. Gross profit of $7.2 million for the twenty-six weeks ended July 4, 2026, increased 0.8%, or $0.1 million, compared to $7.1 million for the comparable prior-year period. Gross profit increased due to the increase in revenue, offset by a decrease in gross margin. Gross profit margin for the twenty-six weeks ended July 4, 2026, was 39.0% as compared to 39.7% for the comparable prior-year period. The Company attributes the gross profit margin decrease to normal fluctuations. The Life Sciences, Data and Solutions segment experienced operating income of $4.7 million for the twenty-six weeks ended July 4, 2026 compared to $4.1 million for the comparable prior-year period. The increase in operating income was primarily due a decrease in SGA expense to $2.4 million for the twenty-six weeks ended July 4, 2026 as compared to $2.9 million in the comparable prior year period, offset by the decrease in gross profit.

Corporate

The Company’s corporate SGA expense includes but is not limited to the following costs: public company related, executive compensation, board compensation, directors and officers insurance, SAP ERP infrastructure, numerous centralized functions including accounting and financial management, information technology and cyber security infrastructure, payroll, billing, accounts receivables, and marketing. The corporate segment team primarily operates out of the United States, with limited operations in Serbia and the Philippines. Corporate SGA expense was $9.6 million for the twenty-six weeks ended July 4, 2026 as compared to $9.1 million for the comparable prior year period, increasing by $0.5 million. The increase was primarily caused by $0.6 million in excess professional fees over budget associated with the Company’s fiscal 2025 audit completed in the first quarter of 2026.

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

The following unaudited tables present the Company's GAAP net income and GAAP operating income, and the corresponding adjustments used to calculate Adjusted operating income, EBITDA, Adjusted EBITDA, Adjusted net income, and Adjusted diluted net earnings per share for the thirteen and twenty-six weeks ended July 4, 2026, and June 28, 2025.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

GAAP operating income	$7,956	$6,601	$13,894	$13,184
Adjustments
Excess professional fees	-	-	647	-
Equity compensation	824	1,133	1,832	1,906
Adjusted operating income (non-GAAP)	$8,780	$7,734	$16,373	$15,090

GAAP net income	$4,901	$3,785	$8,745	$7,971
Income tax expense	2,319	1,887	3,851	3,586
Interest expense, net	744	650	1,370	1,301
Depreciation of property and equipment	558	401	1,112	825
EBITDA (non-GAAP)	$8,522	$6,723	$15,078	$13,683

Adjustments
Excess professional fees	-	-	647	-
(Gain) loss on foreign currency transactions	(8)	279	(72)	326
Equity compensation	824	1,133	1,832	1,906
Adjusted EBITDA (non-GAAP)	$9,338	$8,135	$17,485	$15,915

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Supplemental Operating Results on a Non-GAAP Basis (Continued)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

GAAP net income	$4,901	$3,785	$8,745	$7,971
Adjustments
Excess professional fees	-	-	647	-
(Gain) loss on foreign currency transactions	(8)	279	(72)	326
Equity compensation	824	1,133	1,832	1,906
Tax impact from normalized rate	149	(26)	(200)	(137)
Adjusted net income (non-GAAP)	$5,866	$5,171	$10,952	$10,066

GAAP diluted net earnings per share	$0.68	$0.50	$1.20	$1.04
Adjustments
Excess professional fees	-	-	$0.09	-
(Gain) loss on foreign currency transactions	$0.00	$0.04	$(0.01)	$0.05
Equity compensation	$0.12	$0.15	$0.25	$0.25
Tax impact from normalized rate(a)	$0.02	-	$(0.03)	$(0.02)
Adjusted diluted net earnings per share (non-GAAP)	$0.82	$0.69	$1.50	$1.32

(a)

Amount reflects an adjustment to income tax expense applied to non-GAAP adjusted consolidated taxable income. The Company used an estimated effective income tax rate of 27.0% for both periods presented, approximating the Company’s federal USA income tax rate plus the tax-affected rate for states and Puerto Rico.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Twenty-Six Weeks Ended
	July 4, 2026	June 28, 2025
Cash provided by (used in):
Operating activities	$13,540	$8,782
Investing activities	$(201)	$(900)
Financing activities	$(9,272)	$(7,092)

Operating Activities

Operating activities provided $13.5 million of cash for the twenty-six weeks ended July 4, 2026, as compared to providing $8.7 million in the comparable prior-year period. The major components of cash provided by operating activities in the twenty-six weeks ended July 4, 2026, and the comparable prior-year period are as follows: net income, changes in accounts receivable, the net of transit accounts payable and transit accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, accrued expenses and accrued payroll and related costs, and deferred revenue.

For the twenty-six weeks ended July 4, 2026, the Company experienced net income of $8.7 million compared to $8.0 million for the comparable prior-year period. An increase in accounts receivable and contract assets in the twenty-six weeks ended July 4, 2026, used $0.3 million of cash compared to using $5.8 million in the comparable prior-year period. The Company primarily attributes this increase in accounts receivable for the twenty-six weeks ended July 4, 2026, to increased revenue in the second quarter of 2026 as compared to the fourth quarter of 2025.

While highly variable, the Company’s transit accounts payable typically exceeds the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business. The net of transit accounts payable and transit accounts receivable was a net payable of $7.8 million as of July 4, 2026 and a net payable of $8.2 million as of January 3, 2026, using $0.4 million of cash during the twenty-six weeks ended July 4, 2026. The net of transit accounts payable and transit accounts receivable was a net payable of $14.9 million as of June 28, 2025 and a net payable of $16.6 million as of December 28, 2024, using $1.7 million of cash during the twenty-six weeks ended June 28, 2025. The decrease to net transit payable as of July 4, 2026 was due to normal fluctuations associated with several large, multiyear EPC projects. In a typical EPC contract, the Company receives significant cash upfront to fund equipment procurement and construction subcontractors throughout the project.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Prepaid expenses and other current assets provided cash of $2.1 million for the twenty-six weeks ended July 4, 2026 as compared to providing $3.0 million of cash for the comparable prior-year period. The Company typically attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets generally tend to increase at the end of a fiscal year and decrease during the first three quarters of the following fiscal year.

A increase in accounts payable and accrued expenses provided cash of $5.0 million for the twenty-six weeks ended July 4, 2026, as compared to using $3.4 million for the comparable prior-year period. The Company attributes these changes to typical fluctuations in the normal course of business.

Changes in accrued payroll and related costs provided $2.1 million for the twenty-six weeks ended July 4, 2026 as compared to providing $0.4 million for the comparable prior-year period. There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year. A significant portion of these incentive plan accruals are typically paid at the beginning of one fiscal year, pertaining to the prior fiscal year. The Company’s last major payroll for the twenty-six weeks ended July 4, 2026 was paid on June 26, 2026.

The Company’s deferred revenue balance as of July 4, 2026 was $8.2 million, compared to $14.8 million as of January 3, 2026, using cash from operations of $6.6 million for the twenty-six weeks ended July 4, 2026. The decrease was associated with upfront payments for future labor associated with the Company’s EPC contracts.

Investing Activities

Investing activities used $0.2 million for the purchase of property and equipment in the current period as compared to using $0.9 million in the comparable prior-year period. The primary reason for the decrease was the completed implementation of the Company’s new ERP software system.

Financing Activities

Financing activities used $9.3 million of cash for the twenty-six weeks ended July 4, 2026, compared to using $7.1 million in the comparable prior-year period. The Company made net payments under its revolving credit facility of $1.3 million during the twenty-six weeks ended July 4, 2026, as compared to making net payments of $1.0 million in the comparable prior-year period. The Company used $6.7 million to purchase shares of its common stock during the twenty-six weeks ended July 4, 2026 as compared to using $5.1 million during the twenty-six week period ended June 28, 2025. During the twenty-six weeks ended July 4, 2026, the Company used $1.2 million to retire shares of vested equity grants, the proceeds of which were used to pay withholding taxes upon the vesting of equity grants, as compared to using $0.9 million in the comparable prior year period. The Company generated cash of $0.3 million from sales of shares from its employee stock purchase plan for both periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin or (ii) the agent bank’s prime rate generally borrowed over shorter durations. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn. Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the twenty-six weeks ended July 4, 2026 and June 28, 2025 were 5.6% and 6.2%, respectively.

All borrowings under the amended Revolving Credit Facility remain collateralized with substantially all of the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow in order to pay dividends. As of July 4, 2026, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the revolving credit facility as of July 4, 2026 and January 3, 2026 were $23.4 million and $24.7 million, respectively. There were letters of credit outstanding at July 4, 2026 and January 3, 2026 for $18.9 million and $13.2 million, respectively. At July 4, 2026 and January 3, 2026, the Company had availability for additional borrowings under the Revolving Credit Facility of $32.7 million and $27.1 million, respectively.

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

Current Liquidity and Revolving Credit Facility

Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, and meet the other general cash needs of our business. Our liquidity is impacted by general economic, financial, competitive, and other factors beyond our control. Our liquidity requirements consist primarily of funds needed to cover our expenses, principally labor costs and other related expenditures. We generally satisfy our liquidity needs through cash provided by operations and, when necessary, our Revolving Credit Facility. The Company believes it has considerable flexibility to reduce its costs if necessary. The Company believes it can meet its liquidity needs for at least the next 12 months.

The Company’s liquidity and capital resources as of July 4, 2026 included accounts receivable and total current asset balances of $81.5 million and $100.4 million, respectively. Current liabilities were $52.2 million as of July 4, 2026, and were exceeded by total current assets by $48.2 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the Revolving Credit Facility to provide daily liquidity for the Company’s financial operations. As of July 4, 2026, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

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

The Company is exposed to various asserted claims as of July 4, 2026, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims whereby an amount of loss has not been declared, and the Company cannot determine the potential loss. Any of these various claims could result in an unfavorable outcome or settlement that exceeds the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of July 4, 2026, the Company had accrued $0.4 million for asserted claims.

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

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through November 2037. Certain leases are subject to escalation clauses based upon changes in various factors.

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2026 (after July 4, 2026)	$765	$387
2027	1,335	386
2028	1,220	-
2029	817	-
2030	270	-
Thereafter	1,488	-

Total lease payments	5,895	773
Less: imputed interest	(808)	(23)
Total	$5,087	$750

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments for Contingent Consideration

As of July 4, 2026, the Company had no acquisition agreement whereby additional contingent consideration may be earned by the sellers.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk from changes in interest rates relates primarily to its investment portfolio and debt instruments, which consist primarily of the Revolving Credit Facility. The Company has no derivative financial instruments in its portfolio. The Company invests in instruments that meet high credit-quality standards. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. As of July 4, 2026, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Based on the Company’s variable-rate Revolving Credit Facility balances during the twenty-six weeks ended July 4, 2026, if the interest rate on the Company’s variable-rate Revolving Credit Facility (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.4 million. The Company does not expect any material loss on its investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended January 3, 2026, we identified deficiencies described below that existed as of January 3, 2026, and continued to exist at July 4, 2026. Based on our evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of July 4, 2026, because of the material weaknesses in our internal control over financial reporting described below.

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

ITEM 4.	CONTROLS AND PROCEDURES (CONTINUED)

These material weaknesses did not result in a misstatement of our annual or interim consolidated financial statements. However, these material weaknesses could lead to a misstatement of substantially all account balances or disclosures, resulting in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements, as included in Part I, Item 1 of this Quarterly Report on Form 10-Q, present the Company's financial condition and results of operations fairly, in all material respects.

Material Weakness Remediation Activities

To address these material weaknesses, management, with oversight from the Audit Committee, has commenced actions to enhance the Company's control framework and policies, maintain evidence of control procedure operation, and improve our control environment. During the quarter ended July 4, 2026, the Company also initiated a broader Finance Operations Transformation program designed to strengthen and scale its finance operating model, including its people, processes, technology and governance. As part of this program, management has initiated near-term stabilization activities focused on strengthening the existing control environment while beginning to assess opportunities for long-term process and technology improvements. During the quarter ended July 4, 2026, management initiated remediation activities, including reassessing financial reporting risks and the design of related controls, enhancing documentation standards for management review controls, and beginning the design of improvements to the Company's financial reporting and internal control processes.

Our ongoing mediation efforts related to the above-identified material weaknesses include, but are not limited to:

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

During the quarter ended July 4, 2026, management initiated activities under its remediation plan and will continue to assess the effectiveness of its internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously. These remediation and stabilization activities are being coordinated with the Company's broader Finance Operations Transformation program and are subject to ongoing senior management review as well as Audit Committee oversight. The implementation of these remediation efforts is in progress, may require additional expenditures to implement, and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. As a result, the timing of when we will be able to complete the remediation of the material weaknesses is uncertain. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate further implementation and evaluation time.

Changes in Internal Control over Financial Reporting

Other than the continued remediation efforts relating to the material weaknesses described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended July 4, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, none of the Company’s directors and officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended July 4, 2026.

On May 30, 2026, Kevin D. Miller and his spouse entered into a 10b5-1 plan, to become effective on January 1, 2027 and terminating on December 31, 2030 (The “2027 Plan”). Under the 2027 Plan, the number of shares that may be sold equals the number of shares remaining available for sale under the existing plan as of its termination (150,000 shares remain available as of July 4, 2026), plus an additional 120,000 shares. Shares may be sold under the 2027 Plan at prices that represent laddered premia to the current market price.

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

RCM Technologies, Inc.

Date: August 13, 2026	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: August 13, 2026	By: /s/ Kevin D. Miller
Kevin D. Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)