Form 10-Q
period 2026-10-03
RCM TECHNOLOGIES, INC.
filed 2026-11-12
CIK 700841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2026

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

Common Stock, $0.05 par value, 7,131,213 shares outstanding as of November 10, 2026.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of October 3, 2026 (Unaudited) and January 3, 2026	4

	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 3, 2026, and September 27, 2025	5

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Thirty-Nine Weeks Ended October 3, 2026, and September 27, 2025	6

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended October 3, 2026, and September 27, 2025	7

	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 3, 2026, and September 27, 2025	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

Signatures		49

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “believe,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved, and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing service to the healthcare industry or other potential pandemics; having a significant portion of our condensed consolidated revenues contributed by a concentrated group of customers during the thirteen and thirty-nine weeks ended October 3, 2026; credit and collection risks; our claim experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing, the healthcare industry, our workforce and the services that we provide, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 and Part II, Item 1A “Risk Factors” of subsequent Quarterly Reports on Form 10-Q, including this Form 10-Q.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

October 3, 2026, and January 3, 2026

(In thousands, except share amounts)

	October 3,	January 3,
	2026	2026
	(Unaudited)
Current assets:
Cash	$1,884	$2,922
Accounts receivable and contract assets, net of provision for credit losses of $871 on October 3, 2026, and $1,229 on January 3, 2026	85,016	81,243
Transit accounts receivable	6,272	8,017
Prepaid expenses and other current assets	6,282	7,704
Total current assets	99,454	99,886

Property and equipment, net	6,369	7,265

Other assets:
Deposits	261	261
Deferred tax assets, foreign	6	6
Goodwill	22,147	22,147
Operating right-of-use assets	4,945	4,832
Total other assets	27,359	27,246

Total assets	$133,182	$134,397

Current liabilities:
Accounts payable and accrued expenses	$14,590	$9,649
Transit accounts payable	8,993	16,247
Accrued payroll and related costs	13,246	10,784
Finance lease payables	799	843
Income taxes payable	50	391
Operating lease liabilities	1,194	1,209
Deferred revenue	9,058	14,761
Total current liabilities	47,930	53,884

Deferred income taxes, net, domestic	5,673	5,673
Finance lease payables, net of current portion	-	380
Operating lease liabilities, net of current portion	3,941	3,813
Borrowings under revolving credit facility	22,682	24,673
Total liabilities	80,226	88,423

Contingencies (note 15)

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.05 par value; 40,000,000 shares authorized; 18,132,420 shares issued and 7,131,213 shares outstanding at October 3, 2026, and 18,004,241 shares issued and 7,351,400 shares outstanding on January 3, 2026	906	900
Additional paid-in capital	124,755	122,244
Accumulated other comprehensive loss	(3,164)	(2,814)
Retained earnings	21,857	10,396
Treasury stock at cost, 11,001,207 shares on October 3, 2026, and 10,652,841 shares on January 3, 2026	(91,398)	(84,752)
Total stockholders’ equity	52,956	45,974

Total liabilities and stockholders’ equity	$133,182	$134,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Thirteen and Thirty-Nine Weeks Ended October 3, 2026, and September 27, 2025

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025

Revenue	$73,401	$70,289	$250,255	$232,928
Cost of services	53,475	50,879	184,225	169,263
Gross profit	19,926	19,410	66,030	63,665

Operating costs and expenses
Selling, general, and administrative	14,823	14,933	45,920	45,179
Depreciation and amortization of property and equipment	565	539	1,677	1,364
Operating costs and expenses	15,388	15,472	47,597	46,543

Operating income	4,538	3,938	18,433	17,122

Other expense (income)
Interest expense and other, net	448	584	1,819	1,885
(Gain) loss on foreign currency transactions	(21)	30	(93)	356
Other expense, net	427	614	1,726	2,241

Income before income taxes	4,111	3,324	16,707	14,881
Income tax expense	1,395	1,065	5,246	4,651

Net income	$2,716	$2,259	$11,461	$10,230

Basic net earnings per share	$0.38	$0.30	$1.60	$1.37

Diluted net earnings per share	$0.37	$0.30	$1.56	$1.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Thirty-Nine Weeks Ended October 3, 2026, and September 27, 2025 (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025

Net income	$11,461	$10,230
Other comprehensive (loss) income	(350)	163
Comprehensive income	$11,111	$10,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY Thirty-Nine Weeks Ended October 3, 2026 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Issued Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total

Balance, January 3, 2026	18,004,241	$900	$122,244	$(2,814)	$10,396	10,652,841	$(84,752)	$45,974
Issuance of stock under employee stock purchase plan	18,270	1	307	-	-	-	-	308
Equity compensation expense from awards issued	-	-	1,008	-	-	-	-	1,008
Purchase of treasury stock	-	-	-	-	-	348,366	(6,688)	(6,688)
Issuance of stock upon vesting of restricted share awards	3,901	-	-	-	-	-	-	-
Retirement of common shares	(828)	-	(17)	-	-	-	-	(17)
Foreign currency translation adjustment	-	-	-	(145)	-	-	-	(145)
Net income	-	-	-	-	3,844	-	-	3,844

Balance, April 4, 2026	18,025,584	$901	$123,542	$(2,959)	$14,240	11,001,207	$(91,440)	$44,284
Equity compensation expense from awards issued	-	-	824	-	-	-	-	824
Purchase of treasury stock	-	-	-	-	-	-	31	31
Issuance of stock upon vesting of restricted share awards	104,266	5	(5)	-	-	-	-	-
Retirement of common shares	(41,029)	(2)	(1,141)	-	-	-	-	(1,143)
Foreign currency translation adjustment	-	-	-	(75)	-	-	-	(75)
Net income	-	-	-	-	4,901	-	-	4,901

Balance, July 4, 2026	18,088,821	$904	$123,220	$(3,034)	$19,141	11,001,207	$(91,409)	$48,822
Issuance of stock under employee stock purchase plan	20,374	1	346	-	-	-	-	347
Equity compensation expense from awards issued	-	-	1,191	-	-	-	-	1,191
Purchase of treasury stock	-	-	-	-	-	-	11	11
Issuance of stock upon vesting of restricted share awards	23,225	1	(2)	-	-	-	-	(1)
Foreign currency translation adjustment	-	-	-	(130)	-	-	-	(132)
Net income	-	-	-	-	2,716	-	-	2,716

Balance, October 3, 2026	18,132,420	$906	$124,755	$(3,164)	$21,857	11,001,207	$(91,398)	$52,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY Thirty-Nine Weeks Ended September 27, 2025 (Unaudited) (In thousands, except share amounts)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Issued Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total

Balance, December 28, 2024	17,838,372	$890	$118,845	$(2,920)	$(5,938)	10,236,259	$(77,393)	$33,484
Issuance of stock under employee stock purchase plan	18,192	1	280	-	-	-	-	281
Equity compensation expense from awards issued	-	-	773	-	-	-	-	773
Purchase of treasury stock	-	-	-	-	-	183,432	(3,188)	(3,188)
Issuance of stock upon vesting of restricted share awards	116,401	6	(6)	-	-	-	-	-
Retirement of common shares withheld for taxes on equity compensation	(44,681)	(2)	(936)	-	-	-	-	(938)
Foreign currency translation adjustment	-	-	-	2	-	-	-	2
Net income	-	-	-	-	4,186	-	-	4,186

Balance, March 29, 2025	17,928,284	$895	$118,956	$(2,918)	$(1,752)	10,419,691	$(80,581)	$34,600
Equity compensation expense from awards issued	-	-	1,133	-	-	-	-	1,133
Purchase of treasury stock	-	-	-	-	-	118,208	(1,927)	(1,927
Issuance of stock upon vesting of restricted share awards	-	1	(1)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	195	-	-	-	195
Net income	-	-	-	-	3,785	-	-	3,785

Balance, June 28, 2025	17,928,284	$896	$120,088	$(2,723)	$2,033	10,537,899	$(82,508)	$37,786
Issuance of stock under employee stock purchase plan	17,353	1	333	-	-	-	-	334
Equity compensation expense from awards issued	-	-	1,033	-	-	-	-	1,033
Issuance of stock upon vesting of restricted share awards	2,772	1	(1)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	(34)	-	-	-	(34)
Net income	-	-	-	-	2,259	-	-	2,259

Balance, September 27, 2025	17,948,409	$898	$121,453	$(2,757)	$4,292	10,537,899	$(82,508)	$41,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Thirty-Nine Weeks Ended October 3, 2026, and September 27, 2025 (Unaudited) (In thousands)

	Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025
Cash flows from operating activities:
Net income	$11,461	$10,230

Adjustments to reconcile net income to net cash provided by(used in) operating activities:
Depreciation and amortization	1,677	1,364
Equity compensation expense from awards issued	3,023	2,939
Change in provision for credit losses on accounts receivable	(357)	-
Deferred income tax expense (benefit)	6	(15)
Change in operating right-of-use assets	826	792
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(3,488)	(5,249)
Prepaid expenses and other current assets	1,420	2,865
Net of transit accounts receivable and payable	(5,509)	(9,330)
Accounts payable and accrued expenses	5,155	(69)
Accrued payroll and related costs	2,480	2,860
Operating lease liabilities	(804)	(809)
Income taxes payable	(337)	(108)
Deferred revenue	(5,734)	2,098
Deposits	(1)	(48)
Total adjustments and changes in operating assets and liabilities	(1,643)	(2,710)
Net cash provided by operating activities	9,818	7,520

Cash flows from investing activities:
Property and equipment acquired	(477)	(1,398)
Net cash used in investing activities	(477)	(1,398)

Cash flows from financing activities:
Net repayments under revolving credit facility	(1,991)	(3,432)
Issuance of stock for employee stock purchase plan	655	615
Retirement of common shares	(1,160)	(938)
Changes in finance lease obligations	(733)	(601)
Purchase of treasury stock	(6,646)	(5,115)
Net cash used in financing activities	(9,875)	(9,471)
Effect of exchange rate changes on cash	(504)	(71)
Decrease in cash	(1,038)	(3,420)
Cash at beginning of period	2,922	4,729

Cash at end of period	$1,884	$1,309

Supplemental cash flow information:
Cash paid for:
Interest	$2,146	$2,045
Income taxes	$3,647	$3,830

Non-cash financing activities:
Acquisition of right-of-use assets in exchange for lease obligations	$1,079	$327
Software purchased under finance lease	$313	$222

The accompanying notes are an integral part of these condensed consolidated financial statements.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements of RCM Technologies, Inc. and subsidiaries (“RCM” or the “Company”) are unaudited. The year-end consolidated balance sheet as of January 3, 2026, was derived from the Company’s Fiscal 2025 audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended January 3, 2026, included in the Company’s Annual Report Form on 10-K for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements for the unaudited interim periods presented include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations, and cash flows for such interim periods.

Results for the thirteen and thirty-nine weeks ended October 3, 2026, and September 27, 2025, are not necessarily indicative of results that may be expected for the full year or any future period.

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

The following table presents our revenue disaggregated by revenue source for the thirteen and thirty-nine weeks ended October 3, 2026, and September 27, 2025:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Specialty Health Care:
Time and Material	$33,252	$29,564	$125,175	$114,958
Permanent Placement Services	457	436	1,366	1,147
Total Specialty Health Care	$33,709	$30,000	$126,541	$116,105

Engineering:
Time and Material	$13,336	$14,139	$39,004	$43,652
Fixed Fee	17,407	17,280	57,401	46.430
Total Engineering	$30,743	$31,419	$96,405	$90,082

Life Sciences, Data and Solutions:
Time and Material	$6,397	$5,971	$18,719	$17,886
Permanent Placement Services	47	6	435	192
Fixed Fee	2,505	2,893	8,155	8,663
Total Life Sciences, Data and Solutions	$8,949	$8,870	$27,309	$26,741
Total Revenue	$73,401	$70,289	$250,255	$232,928

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

Deferred Revenue

There was $9.0 million of deferred revenue as of October 3, 2026. Deferred revenue was $14.8 million as of January 3, 2026. Revenue is recognized when the service has been performed. Deferred revenue may be recognized over a period exceeding one year from the time it was recorded on the balance sheet, although this is an infrequent occurrence. For the thirteen weeks ended October 3, 2026, and September 27, 2025, the Company recognized revenue of $2.3 million and none, respectively, that was included in deferred revenue at the beginning of the reporting period. For the thirty-nine weeks ended October 3, 2026, and September 27, 2025, the Company recognized revenue of $13.9 million and $4.2 million, respectively, that was included in deferred revenue at the beginning of the reporting period.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

3.	Revenue Recognition (Continued)

Concentration

During the thirty-nine weeks ended  October 3, 2026, the Company had three customers that exceeded 10% of consolidated revenue, consisting of two customers in the Company’s Specialty Health Care segment, representing 21.5% and 13.4% of consolidated revenue, respectively, and one customer in the Company’s Engineering segment, representing 13.0%. During the thirty-nine weeks ended September 27, 2025, the Company had two customers that exceeded 10% of consolidated revenue, both in the Company’s Specialty Health Care segment, representing 19.6% and 13.2% of consolidated revenue, respectively.

4.	Accounts Receivable, Transit Accounts Receivable, Contract Assets and Transit Accounts Payable

The Company’s accounts receivable and contract assets, net comprise the following:

	October 3, 2026	January 3, 2026
Billed	$43,210	$47,987
Unbilled	30,349	23,942
Contract assets	12,328	10,543
Provision for credit losses	(871)	(1,229)

Accounts receivable and contract assets, net	$85,016	$81,243

Unbilled receivables primarily represent revenue earned for which services are ready to be billed as of the balance sheet end date. Contract assets primarily represent revenue earned under contracts that the Company contractually invoices at future dates.

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

Under the terms of the agreements, the Company is typically not required to pay the subcontractor until after the corresponding payment from the Company’s end-client is received. Upon invoicing the end-client on behalf of the subcontractor or staffing agency, the Company records this amount simultaneously as both a “transit account receivable” and a “transit account payable,” as the amount, when paid to the Company, is due to and generally paid to the subcontractor within a few days. The Company typically does not pay a given transit account payable until the related transit account receivable is collected. The Company is typically obligated to pay the subcontractor or staffing agency whether or not the client pays the Company. The Company’s transit accounts payable generally exceed the transit accounts receivable, but the absolute amounts and spreads fluctuate significantly from quarter to quarter in the normal course of business. Transit accounts receivable were $6.3 million, and related transit accounts payable were $9.0 million, resulting in a net payable of $2.7 million as of October 3, 2026. Transit accounts receivable were $8.0 million, and related transit accounts payable were $16.2 million, resulting in a net payable of $8.2 million as of January 3, 2026.

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

Property and equipment comprise the following:

	October 3, 2026	January 3, 2026
Computers and systems	$10,254	$9,486
Equipment and furniture	456	440
Leasehold improvements	716	723
Laboratory equipment	219	221
	11,645	10,870

Less: accumulated depreciation and amortization	5,276	3,605

Property and equipment, net	$6,369	$7,265

The Company periodically writes off fully depreciated and amortized assets. The Company wrote off fully depreciated and amortized assets during the thirty-nine-week periods ended October 3, 2026, and September 27, 2025, in the amounts of $6 and $1, respectively. Depreciation and amortization expense of property and equipment for the thirteen weeks ended October 3, 2026, and September 27, 2025, was $565 and $539, respectively. Depreciation and amortization expense of property and equipment for the thirty-nine weeks ended October 3, 2026, and September 27, 2025, was $1,677 and $1,364, respectively.

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

As of October 3, 2026, and January 3, 2026, there were no active acquisitions.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

7.	Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired in business combinations. The Company tests goodwill for impairment on an annual basis as of the last day of the Company's fiscal year or more frequently if events occur or circumstances change indicating that the fair value of goodwill may be below the carrying amount. The Company reviewed industry and market conditions, segment-specific events, and overall financial performance and determined that no goodwill indicators of impairment existed during the thirty-nine-week period ended October 3, 2026. As such, no impairment loss on the Company’s goodwill was recorded assets during the thirty-nine weeks ended October 3, 2026.

The carrying amount of goodwill as of October 3, 2026, and January 3, 2026, was as follows:

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

The Fifth Amended and Restated Loan Agreement increased the total commitment from $45.0 million to $65.0 million (with an accordion feature permitting the increase of the total commitment by an additional $20.0 million, subject to the consent of the Administrative Agent and the Lenders) and permits the Borrowers to request the issuance of trade and standby letters of credit thereunder. The Fifth Amended and Restated Loan Agreement has a maturity date of December 3, 2029.

On February 20, 2026, the Company amended (“Amendment 1”) the Fifth Amended and Restated Loan Agreement. Under Amendment 1, the total commitment is increased from $65.0 million to $75.0 million. The increased limit applied from February 20, 2026, through August 31, 2026. From and after September 1, 2026, through the Maturity Date of the Fifth Amended and Restated Loan Agreement, the total commitment reverted to $65.0 million. All other material terms remain unchanged.

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing.  These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin or (ii) the agent bank’s prime rate generally borrowed over shorter durations. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn.  Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the thirty-nine weeks ended October 3, 2026, and September 27, 2025, were 5.6% and 6.2%, respectively.

All borrowings under the Revolving Credit Facility remain collateralized with substantially all the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow to pay dividends. As of October 3, 2026, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

8.	Revolving Credit Facility (Continued)

Borrowings under the Revolving Credit Facility as of October 3, 2026, and January 3, 2026, were $22.7 million and $24.7 million, respectively. There were letters of credit outstanding as of October 3, 2026, and January 3, 2026, in the amounts of $18.8 million and $13.2 million, respectively. As of October 3, 2026, and January 3, 2026, the Company had availability for additional borrowings under the Revolving Credit Facility of $23.5 million and $27.1 million, respectively.

9.	Per Share Data

The Company uses the treasury stock method to calculate the weighted-average shares outstanding used for diluted earnings per share. The number of weighted-average shares used to calculate basic and diluted earnings per share for the thirteen and thirty-nine weeks ended October 3, 2026, and September 27, 2025, was determined as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Basic weighted average shares outstanding	7,115,565	7,409,009	7,151,646	7,477,434
Dilutive effect of outstanding restricted share awards	187,662	205,686	207,200	179,495
Diluted weighted average shares outstanding	7,303,227	7,614,695	7,358,846	7,656,929

For all periods presented, no anti-dilutive shares were included in the calculation of common stock equivalents, as no stock options were outstanding.

Unissued shares of common stock were reserved for the following purposes:

	October 3, 2026	January 3, 2026
Time-based restricted stock awards outstanding	212,727	179,037
Performance-based restricted stock awards outstanding	254,000	282,157
Future grants of options or shares	1,111,977	1,248,902
Shares reserved for employee stock purchase plan	177,930	216,574

Total	1,756,634	1,926,670

10.	Share-Based Compensation

On October 3, 2026, the Company had three share-based employee compensation plans: the Employee Stock Purchase Plan, the 2014 Omnibus Equity Compensation Plan, and the 2025 Omnibus Equity Compensation Plan.

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

Share-based compensation expense for the thirteen weeks ended October 3, 2026, and September 27, 2025, was $1,191 and $1,033, respectively. Share-based compensation expense for the thirty-nine weeks ended October 3, 2026, and September 27, 2025, was $3,023 and $2,939, respectively. Share-based compensation expense for performance-based equity agreements was $505 and $673 for the thirteen weeks ended October 3, 2026, and September 27, 2025, respectively. Share-based compensation expense for performance-based equity agreements was $1,678 and $1,930 for the thirty-nine weeks ended October 3, 2026, and September 27, 2025, respectively. Share-based compensation expense is included in selling, general and administrative expense in the Company’s condensed consolidated statement of operations.

As of October 3, 2026, the Company had $6.3 million in total unrecognized compensation cost, with approximately $2.2 million related to time-based non-vested share-based awards and $4.1 million related to performance-based non-vested share-based awards. The Company expects to recognize the expense associated with time-based non-vested share-based awards through fiscal 2035. If earned, the Company will recognize the expense associated with performance-based non-vested share-based awards through fiscal 2030. These amounts do not include a) the cost of any additional share-based awards granted in future periods or b) the impact of any potential changes in the Company’s forfeiture rate.

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

The Company has two offering periods in the Purchase Plan coinciding with the Company’s first two fiscal quarters and the last two fiscal quarters. Actual shares are issued on the first business day of the subsequent offering period for the prior offering period payroll deductions. The number of shares issued on January 5, 2026 (the first business day following the second offering period in fiscal 2025) was 18,270. The number of shares issued on July 6, 2026 (the first business day following the first offering period in fiscal 2026) was 20,374. As of October 3, 2026, there were 177,930 shares available for issuance under the Purchase Plan. Compensation expense, representing the discount to the quoted market price, for the Purchase Plan for the thirty-nine weeks ended October 3, 2026, and September 27, 2025, was $222 and $223, respectively.

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

All stock awards typically include dividend accrual equivalents, which means that any dividend paid by the Company during the vesting period becomes due and payable after the vesting period, assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of October 3, 2026, there were no accrued dividends. Dividends for stock awards that ultimately do not vest are forfeited.

As of October 3, 2026, under the 2014 Plan, 212,727 time-based shares were outstanding, 254,000 performance-based restricted stock awards were outstanding, and 111,977 shares were available for awards.

The intrinsic value of all equity grants for the thirty-nine weeks ended October 3, 2026, and September 27, 2025, was $19.6 million and $13.6 million, respectively. These amounts are based on the equity price on the last trading day in the period presented.

2025 Omnibus Equity Compensation Plan (the 2025 Plan)

The 2025 Plan, approved by the Company’s stockholders in December 2025, provides for the issuance of up to 1,000,000 shares of the Company’s common stock to officers, non-employee directors, employees of the Company and its subsidiaries, or consultants and advisors utilized by the Company. The expiration date of the Plan is December 17, 2035, unless the 2025 Plan is terminated earlier by the Board or is extended by the Board with the approval of the stockholders. The Compensation Committee of the Board of Directors determines the vesting period at the time of grant.

All stock and stock unit awards typically include dividend accrual equivalents, which means that any dividend paid by the Company during the vesting period becomes due and payable after the vesting period, assuming the grantee’s stock award fully vests. Dividends for these grants are accrued on the dividend payment dates and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. As of October 3, 2026, there were no accrued dividends. Dividends for stock and stock unit awards that ultimately do not vest are forfeited.

As of October 3, 2026, under the 2025 Plan, there were no outstanding equity awards, therefore, up to 1,000,000 shares may be awarded subject to the provisions of the 2025 Plan.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

10.	Share-Based Compensation (Continued)

Time-Based Restricted Stock Awards

From time to time, the Company issues time-based restricted stock awards. The following summarizes the activity in the time-based restricted stock awards under the 2014 Plan during the thirty-nine weeks ended October 3, 2026:

	Number of Time-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested on January 3, 2026	179,037	$13.52
Granted	53,362	$28.92
Vested	(16,672)	$24.12
Forfeited or expired	(3,000)	$15.60
Outstanding non-vested on October 3, 2026	212,727	$16.35

Based on the closing price of the Company’s common stock of $42.01 per share on October 2, 2026 (the last trading day prior to October 3, 2026), the intrinsic value of the time-based non-vested restricted stock awards at October 3, 2026, was approximately $8.9 million. As of October 3, 2026, there was approximately $2.2 million in total unrecognized compensation cost related to time-based restricted stock awards, which is expected to be recognized over the weighted average remaining vesting period of the restricted stock awards through fiscal 2035.

Performance-Based Restricted Stock Awards

From time-to-time the Company issues performance-based restricted stock awards to its executives. Performance-based restricted stock awards are typically vested based on certain multi-year performance metrics as determined by the Board of Directors Compensation Committee.

The following summarizes the activity in the performance-based restricted stock awards during the thirty-nine weeks ended October 3, 2026:

	Number of Performance- Based Restricted Stock Awards	Weighted Average Grant Date Fair Value per Share
Outstanding non-vested on January 3, 2026	282,157	$24.69
Granted	126,000	$28.92
Vested	(114,720)	$23.21
Forfeited or expired	(39,437)	$16.04
Outstanding non-vested on October 3, 2026	254,000	$28.76

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

Based on the closing price of the Company’s common stock of $42.01 per share on October 2, 2026 (the last trading day prior to October 3, 2026), the intrinsic value of the performance-based non-vested restricted stock awards at October 3, 2026 was approximately $10.7 million. At  October 3, 2026, there was approximately $4.1 million in total unrecognized compensation cost related to performance-based restricted stock awards, which is expected to be recognized over the average weighted remaining vesting period of the restricted stock awards through fiscal 2030.

Share-based compensation for performance-based equity agreements was $505 and $673 for the thirteen-week periods ended October 3, 2026, and September 27, 2025, respectively. Share-based compensation for performance-based equity agreements was $1,678 and $1,930 for the thirty-nine week periods ended October 3, 2026, and September 27, 2025, respectively.

There were 10,000 immediately vested share awards during the thirty-nine weeks ended October 3, 2026 and none during the thirty-nine weeks ended September 27, 2025.

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

During the thirty-nine weeks ended  October 3, 2026, the Company purchased 348,366 shares at an average price of $19.03 per share. During the thirty-nine weeks ended  September 27, 2025, the Company purchased 301,640 shares at an average price of $16.89 per share. As of October 3, 2026, the Company had $28.3 million available for future treasury stock purchases.

The Company accrued $20 in excise tax associated with its Treasury Stock Repurchase Plan during the thirty-nine weeks ended October 3, 2026. The Company accrued $19 in excise tax associated with its Treasury Stock Repurchase Plan during the thirty-nine weeks ended  September 27, 2025. Excise tax is recorded directly to additional paid-in capital.

During the thirty-nine weeks ended  October 3, 2026, the Company issued and retired 41,857 shares associated with vested equity grants, and the proceeds were used to fund payroll taxes on those shares. During the thirty-nine weeks ended  September 27, 2025, the Company issued and retired 44,681 shares associated with vested equity grants, and the proceeds were used to fund payroll taxes for those shares.

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

12.	New Accounting Standards and Updates

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted. We are currently evaluating the provisions of this ASU.

In September 2025, the FASB issued ASU 2025-06, Intangibles -Goodwill and Other – Internal-Use Software (Subtopic 350-40). The narrowly drawn changes primarily focus on how companies decide when to count software development costs as an asset (capitalize them). Under the new guidance, a company can capitalize software costs once two conditions are met: the company’s leadership has approved and committed to funding the project, and it is likely the project will be finished, and the software will work as intended. The ASU is effective for annual reporting periods beginning after December 15, 2027. We are currently evaluating the provisions of this ASU.

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

The Company reports segment information based on the management approach, which designates the internal reporting used by the Chief Operating Decision Makers (“CODMs”), who are Bradley Vizi, Chief Executive Officer, and Kevin Miller, Chief Financial Officer. The Company’s CODMs are responsible for making decisions regarding the Company’s business, including resource allocations and performance assessments based on historical and future segment revenue, operating expenses, and operating income (loss).

The tables below summarize the results of operations and total assets by segment provided to the CODMs. Segment operating income (loss) includes selling, general, and administrative expenses directly attributable to that segment. The following tables reflect the results of the reportable segments consistent with the Company’s management system:

Thirteen Weeks Ended October 3, 2026	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$33,709	$30,743	$8,949	$-	$73,401
Cost of services	25,113	22,783	5,579	-	53,475
Gross profit	8,596	7,960	3,370	-	19,926
Selling, general and administrative	6,229	2,936	1,217	4,441	14,823
Depreciation and amortization of property and equipment	116	219	44	186	565
Operating income (loss)	$2,251	$4,805	$2,109	$(4,627)	$4,538
Total assets at October 3, 2026	$44,332	$64,994	$13,225	$10,631	$133,182
Property and equipment acquired	$149	$40	$5	$82	$276

Thirteen Weeks Ended September 27, 2025	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$30,000	$31,419	$8,870	$-	$70,289
Cost of services	21,010	24,507	5,362	-	50,879
Gross profit	8,990	6,912	3,508	-	19,410
Selling, general and administrative	6,205	2,945	1,411	4,372	14,933
Depreciation and amortization of property and equipment	83	217	34	205	539
Operating income (loss)	$2,702	$3,750	$2,063	$(4,577)	$3,938
Total assets at September 27, 2025	$48,018	$56,313	$16,918	$8,566	$129,815
Property and equipment acquired	$65	$140	$-	$293	$498

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.	Segment Information (Continued)

Thirty-Nine Weeks Ended October 3, 2026	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$126,541	$96,405	$27,309	$-	$250,255
Cost of services	91,341	76,103	16,781	-	184,225
Gross profit	35,200	20,302	10,528	-	66,030
Selling, general and administrative	19,537	8,779	3,571	14,033	45,920
Depreciation and amortization of property and equipment	360	669	116	532	1,677
Operating income (loss)	$15,303	$10,854	$6,841	$(14,565)	$18,433
Total assets at October 3, 2026	$44,332	$64,994	$13,225	$10,631	$133,182
Property and equipment acquired	$230	$123	$5	$119	$477

Thirty-Nine Weeks Ended September 27, 2025	Specialty Health Care	Engineering	Life Sciences, Data & Solutions	Corporate	Total
Revenue	$116,105	$90,082	$26,741	$-	$232,928
Cost of services	82,634	70,496	16,133	-	169,263
Gross profit	33,471	19,586	10,608	-	63,665
Selling, general and administrative	18,249	9,095	4,326	13,509	45,179
Depreciation and amortization of property and equipment	270	547	112	435	1,364
Operating income (loss)	$14,952	$9,944	$6,170	$(13,944)	$17,122
Total assets at September 27, 2025	$48,018	$56,313	$16,918	$8,566	$129,815
Property and equipment acquired	$194	$382	$32	$790	$1,398

The Company derives a majority of its revenue from offices in the United States. Revenue reported for each operating segment is all from external customers. The Company is domiciled in the United States, and its segments operate in the United States, Canada, Puerto Rico, Europe, and the Philippines. Revenue by geographic area for the thirteen and thirty-nine weeks ended October 3, 2026, and September 27, 2025, was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenue
United States	$67,316	$61,374	$233,202	$213,438
Canada	1,710	1,749	4,225	5,608
Puerto Rico	1,800	1,523	5,216	4,674
Europe	2,575	5,643	7,612	9,208
	$73,401	$70,289	$250,255	$232,928

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

13.	Segment Information (Continued)

Total assets by geographic area as of the reported periods were as follows:

	October 3, 2026	January 3, 2026
Total assets
United States	$117,308	$123,021
Canada	1,959	1,828
Puerto Rico	2,374	2,637
Europe	10,875	6,594
Philippines	666	317
	$133,182	$134,397

14.	Income Taxes

The Company recognized $5.2 million of income tax expense for the thirty-nine weeks ended October 3, 2026, compared to $4.7 million for the comparable prior-year period. The consolidated effective income tax rate for the thirty-nine weeks ended October 3, 2026, was 31.4%, compared with 31.3% for the comparable prior-year period. The effective income tax rates for the thirty-nine weeks ended October 3, 2026, were approximately 32.1%, 27.5%, 24.7%, and 26.0% in the United States/Puerto Rico, Canada, Europe, and the Philippines, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income. The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The comparable prior-year period estimated income tax rates were 32.1%, 26.2%, 68.1%, and 24.4% in the United States/Puerto Rico, Canada, Europe, and the Philippines, respectively. The high effective tax rate in Europe during the prior-year period was due to a fixed tax expense relative to a small amount of pretax income.

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

As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as a potential range of losses and possible recoveries. The Company may not be covered by insurance as it pertains to some or all of these matters. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The Company records a liability when management believes an adverse outcome from a loss contingency is both probable and the amount, or a range, can be reasonably estimated. From time to time, the Company must estimate the potential loss even though the party adverse to the Company has not asserted any specific amounts. Significant judgment is required to determine both the probability of loss and the estimated amount. The Company reviews its loss contingencies at least quarterly, and it adjusts its accruals and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or other new information, as deemed necessary. Once established, a provision may change in the future due to new developments or changes in circumstances. The Company could increase or decrease its earnings in the period that the changes are made.

The Company is exposed to various asserted claims as of October 3, 2026, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other claims asserted for which no loss amount has been declared, and the Company cannot determine the potential loss. Any of these claims could result in an unfavorable outcome or a settlement exceeding the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of October 3, 2026, the Company has accrued $0.3 million for asserted claims.

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

The components of lease expense were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025

Operating lease cost	$377	$351	$1,115	$1,046

Finance lease cost
Amortization of right-of-use assets	$259	$237	$732	$599
Interest on lease liabilities	10	17	31	55
Total finance lease cost	$269	$254	$763	$654

Supplemental Cash Flow information related to leases was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$398	$367	$1,115	$1,043
Operating cash flows from finance leases	$9	$18	$36	$60
Financing cash flows from finance leases	$264	$232	$733	$577

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$392	$59	$1,079	$327
Finance leases	$313	$222	$313	$222

RCM TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share amounts, unless otherwise indicated)

16.	Leases (Continued)

Supplemental Balance Sheet information as of October 3, 2026, and January 3, 2026, related to leases was as follows:

	October 3, 2026	January 3, 2026
Operating leases
Operating lease right-of-use assets	$4,945	$4,832

Operating right-of-use liability - current	$(1,194)	$(1,209)
Operating right-of-use liability - non-current	(3,941)	(3,813)
Total operating lease liabilities	$(5,135)	$(5,022)

Finance leases
Property and equipment - (right-of-use assets)	$2,485	$2,394
Accumulated depreciation	(1,707)	(1,197)
Property and equipment, net	$778	$1,197

Finance lease liability - current	$(799)	$(843)
Finance lease liability - non-current	-	(380)
Total finance lease liabilities	$(799)	$(1,223)

Weighted average remaining lease term in years
Operating leases	2.94	3.48
Finance leases	0.75	1.41

Weighted average discount rate
Operating leases	6.33%	6.36%
Finance leases	4.86%	4.82%

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2026 (After October 3, 2026)	$398	$272
2027	1,410	546
2028	1,307	-
2029	909	-
2030	366	-
Thereafter	1,538	-

Total lease payments	5,928	818
Less: imputed interest	(793)	(19)
Total	$5,135	$799

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

RCM participates in a cyclical market that is sensitive to economic changes. As a result, the impact of economic changes on revenue and operations can be substantial, resulting in significant volatility in the Company’s financial performance.

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

The Company believes that most companies recognize the importance of advanced technologies and business processes to compete in today’s business climate. However, the process of designing, developing, and implementing business and technology solutions is becoming increasingly complex. The Company believes that many businesses today focus on return-on-investment analysis when prioritizing their initiatives. This has had an adverse impact on spending by current and prospective clients for many emerging new solutions.

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

The Company provides project management and consulting services, which are billed based on either agreed-upon fixed fees or hourly rates, or a combination of both. The billing rates and profit margins for project management and solutions services are generally higher than those for professional consulting services. The Company generally endeavors to expand its sales of higher-margin solutions and project management services. The Company also generates revenue from client engagements ranging from the placement of contract and temporary technical consultants to project assignments that entail delivering end-to-end solutions. These services are primarily provided to the client at hourly rates that are established for each of the Company’s consultants based upon their skill level, experience, and the type of work performed.

The majority of the Company’s services are provided under purchase orders. Contracts are used for certain more complex assignments, where engagements are for longer terms or precise documentation of the nature and scope of the assignment is necessary. Although contracts normally relate to longer-term, more complex engagements, they do not oblige the customer to purchase a minimum level of services and are generally terminable by the customer with 60 to 90 days’ notice. The Company, from time to time, enters into contracts requiring the completion of specific deliverables. Typically, these contracts are for less than one year. The Company recognizes revenue as costs to complete the project are incurred.

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

●

The Company is exposed to various asserted claims for which it believes a loss is probable. Additionally, the Company is exposed to other asserted claims for which a loss amount has not been declared, and the Company cannot determine the potential loss. Any of these claims could result in an unfavorable outcome or a settlement exceeding the accrued amounts.

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

A summary of our significant accounting policies is included in our Consolidated Financial Statements, Note 1, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 3, 2026. Certain of our accounting policies are considered critical, as these policies require significant, difficult, or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 3, 2026.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Recently Issued Accounting Pronouncements

A discussion of the recently issued accounting pronouncements is set forth in Note 12, New Accounting Standards and Updates from the Financial Accounting Standards Board, in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Forward-looking Information

The Company’s growth prospects are influenced by broad economic trends. The pace of customer capital spending programs, new product launches, and similar activities has a direct impact on the need for engineering, life sciences, data, and solutions. When the U.S., Canadian or global economies decline, the Company’s operating performance could be adversely impacted. In addition, global events such as international conflicts, trade disputes, or health pandemics and endemics also have a substantial impact on our operations and financial results. The Company believes that its fiscal discipline, strategic focus on targeted vertical markets and diversification of service offerings provides some insulation from adverse trends. However, broader economic declines could necessitate future cost reductions or strategic changes.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended October 3, 2026, Compared to Thirteen Weeks Ended September 27, 2025

A summary of operating results for the thirteen weeks ended October 3, 2026, and September 27, 2025, is as follows (in thousands):

	October 3, 2026		September 27, 2025
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$73,401	100.0	$70,289	100.0
Cost of services	53,475	72.8	50,879	72.4
Gross profit	19,926	27.2	19,410	27.6

Selling, general and administrative	14,823	20.2	14,933	21.3
Depreciation and amortization of property and equipment	565	0.8	539	0.7
Operating costs and expenses	15,388	21.0	15,472	22.0

Operating income	4,538	6.2	3,938	5.6
Other expense, net	427	0.6	614	0.9

Income before income taxes	4,111	5.6	3,324	4.7
Income tax expense	1,395	1.9	1,065	1.5

Net income	$2,716	3.7	$2,259	3.2

The Company follows a 52/53-week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended October 3, 2026, and September 27, 2025, each consisting of thirteen weeks.

Revenue. Revenue increased by $3.1 million for the thirteen weeks ended October 3, 2026, compared to the thirteen weeks ended September 27, 2025 (the “comparable prior-year period”). Revenue increased by $3.7 million in the Specialty Health Care segment, decreased by $0.7 million in the Engineering segment, and increased by $0.1 million in the Life Sciences, Data and Solutions segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit. Cost of services increased by $2.6 million for the thirteen weeks ended October 3, 2026, compared with the comparable prior-year period, primarily due to higher revenue. The cost of services as a percentage of revenue for the thirteen weeks ended October 3, 2026, and September 27, 2025, was 72.8% and 72.4%, respectively. See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative. Selling, general, and administrative (“SGA”) expenses were $14.8 million for the thirteen weeks ended October 3, 2026, compared with $14.9 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 20.2% for the thirteen weeks ended October 3, 2026, compared to 21.3% for the comparable prior-year period. See Segment Discussion for further information on SGA expense changes.

Other Expense, Net. Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s revolving credit facility, net of interest income and gains and losses on foreign currency transactions. Other expense, net decreased by $0.2 million compared with the comparable prior-year period, primarily due to a $0.1 million decrease in interest expense, net. Interest expense decreased primarily due to decreased borrowing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended October 3, 2026, Compared to Thirteen Weeks Ended September 27, 2025 (Continued)

Income Tax Expense. The Company recognized $1.4 million of income tax expense for the thirteen weeks ended October 3, 2026, compared to $1.1 million for the comparable prior-year period. The consolidated effective income tax rate for the current period was 33.9%, compared with 32.0% for the comparable prior-year period. The effective income tax rates for the thirteen weeks ended October 3, 2026, were approximately 35.6%, 28.1%, 36.1%, and 27.9% in the United States, Canada, Europe, and the Philippines, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income. The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The comparable prior-year period estimated income tax rates were 33.9%, 28.5%, 25.7%, and 45.3% in the United States, Canada, Europe, and the Philippines, respectively. The primary reason for the increase in the consolidated and United States effective rates in the current period was an increase in permanent tax differences in the United States.

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

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $33.7 million for the thirteen weeks ended October 3, 2026, increased 12.4%, or $3.7 million, compared to the comparable prior-year period. The increase was primarily driven by the Company’s school clients, offset by a decrease in revenue from the Company’s non-school clients. Revenue from school clients for the thirteen weeks ended October 3, 2026, was $28.5 million, compared with $24.4 million for the comparable prior-year period. The increase in revenue from school contracts was driven by both existing and new clients. Revenue from non-school clients for the thirteen weeks ended October 3, 2026, was $5.2 million, compared to $5.6 million for the comparable prior-year period. Gross profit decreased by 4.4%, or $0.4 million, to $8.6 million for the thirteen weeks ended October 3, 2026, compared with $9.0 million in the comparable prior-year period. Gross profit decreased due to a decrease in gross profit margin. Gross profit margin for the thirteen weeks ended October 3, 2026, decreased to 25.5% from 30.0% in the comparable prior-year period. The decrease in gross profit margin was primarily attributed to a mix shift towards lower-margin services, slower-than-typical summer school assignments, and normal quarterly fluctuations. Specialty Health Care reported operating income of $2.3 million for the thirteen weeks ended October 3, 2026, compared to $2.7 million for the comparable prior-year period. The primary reason for the decrease in operating income was the decrease in gross profit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirteen Weeks Ended October 3, 2026, Compared to Thirteen Weeks Ended September 27, 2025 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $30.7 million for the thirteen weeks ended October 3, 2026, decreased 2.2%, or $0.7 million, compared to the comparable prior-year period. The decrease in revenue included decreases in Energy Services revenue of $0.2 million and Aerospace revenue of $0.9 million, offset by an increase in Industrial Processing revenue of $0.4 million. Energy Services revenue decreased primarily because of a suspended project in Germany. Aerospace revenue decreased primarily due to curtailed spending from one client. The Company believes the increase in Industrial Processing revenue was mainly due to normal fluctuations. Gross profit increased by 15.2%, or $1.0 million, compared to the comparable prior-year period. Gross profit increased due to a higher gross profit margin. The gross profit margin of 25.9% for the current period increased from 22.0% for the comparable prior-year period. The increase in gross profit margin was primarily due to a change in the mix of EPC (Engineering, Procurement and Construction Management) project revenue from the Energy Services group. The Engineering segment reported operating income of $4.8 million, compared to $3.8 million for the comparable prior-year period. The increase in operating income was due to higher gross profit.

Life Sciences, Data and Solutions

Life Sciences, Data and Solutions revenue for the thirteen weeks ended October 3, 2026, increased 0.9%, or $0.1 million, compared to the comparable prior-year period. The Company primarily attributes the increase in revenue to normal fluctuations. Gross profit of $3.4 million for the thirteen weeks ended October 3, 2026, decreased 3.9%, or $0.1 million, compared to $3.5 million for the comparable prior-year period. Gross profit decreased due to lower gross profit margin. Gross profit margin for the thirteen weeks ended October 3, 2026, was 37.7%, compared to 39.6% for the comparable prior-year period. The Company attributes the gross profit margin normal fluctuations. . The Life Sciences, Data and Solutions segment reported operating income of $2.1 million for both the thirteen-week periods presented.

Corporate

The Company’s corporate SGA expense includes but is not limited to the following costs: public company-related, executive compensation, board compensation, directors’ and officers’ insurance, SAP ERP infrastructure, numerous centralized functions including accounting and financial management, information technology and cyber security infrastructure, payroll, billing, accounts receivable, and marketing. The corporate segment team primarily operates out of the United States, with limited operations in Serbia and the Philippines. Corporate SGA expense was $4.4 million for both the thirteen weeks ended October 3, 2026, and the comparable prior-year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Weeks Ended October 3, 2026, Compared to Thirty-Nine Weeks Ended September 27, 2025

A summary of operating results for the thirty-nine weeks ended October 3, 2026, and September 27, 2025, is as follows (in thousands):

	October 3, 2026		September 27, 2025
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$250,255	100.0	$232,928	100.0
Cost of services	184,225	73.6	169,263	72.7
Gross profit	66,030	26.4	63,665	27.3

Selling, general and administrative	45,920	18.3	45,179	19.4
Depreciation and amortization of property and equipment	1,677	0.7	1,364	0.6
Operating costs and expenses	47,597	19.0	46,543	20.0

Operating income	18,433	7.4	17,122	7.3
Other expense, net	1,726	0.7	2,241	0.9

Income before income taxes	16,707	6.7	14,881	6.4
Income tax expense	5,246	2.1	4,651	2.0

Net income	$11,461	4.6	$10,230	4.4

The Company follows a 52/53-week fiscal reporting calendar ending on the Saturday closest to December 31. The fiscal quarters ended October 3, 2026, and September 27, 2025, each consisted of thirty-nine weeks.

Revenue. Revenue increased by $17.3 million for the thirty-nine weeks ended October 3, 2026, compared to the thirty-nine weeks ended September 27, 2025 (the “comparable prior-year period”). Revenue increased $10.4 million in the Specialty Health Care segment, $6.3 million in the Engineering segment, and $0.6 million in the Life Sciences, Data and Solutions segment. See more detailed disclosure by segment in our Segment Discussion.

Cost of Services and Gross Profit. Cost of services increased by $15.0 million for the thirty-nine weeks ended October 3, 2026, compared to the comparable prior-year period, primarily due to higher revenue. The cost of services as a percentage of revenue for the thirty-nine weeks ended October 3, 2026, and September 27, 2025, was 73.6% and 72.7%, respectively. See Segment Discussion for further information regarding changes in cost of services and gross profit.

Selling, General and Administrative. Selling, general, and administrative (“SGA”) expenses were $45.9 million for the thirty-nine weeks ended October 3, 2026, compared with $45.2 million for the comparable prior-year period. As a percentage of revenue, SGA expenses were 18.3% for the thirty-nine weeks ended October 3, 2026, and 19.4% for the comparable prior-year period. See Segment Discussion for further information on SGA expense changes.

Other Expense, Net. Other expense, net consists of interest expense, unused line fees and amortized loan costs on the Company’s revolving credit facility, net of interest income and gains and losses on foreign currency transactions. Other expense, net decreased by $0.5 million, compared to the comparable prior year period, due mainly to a $0.4 million decrease in loss on foreign currency transactions, augmented by a $0.1 million decrease in interest expense, net. Interest expense decreased primarily due to decreased borrowing in the fiscal third quarter of 2026.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Weeks Ended October 3, 2026, Compared to Thirty-Nine Weeks Ended September 27, 2025 (Continued)

Income Tax Expense. The Company recognized $5.2 million of income tax expense for the thirty-nine weeks ended October 3, 2026, compared to $4.7 million for the comparable prior-year period. The consolidated effective income tax rate for the thirty-nine weeks ended October 3, 2026, was 31.4%, compared with 31.3% for the comparable prior-year period. The effective income tax rates for the thirty-nine weeks ended October 3, 2026, were approximately 32.1%, 27.5%, 24.7%, and 26.0% in the United States/Puerto Rico, Canada, Europe, and the Philippines, respectively. The relative income or loss generated in each jurisdiction can materially impact the overall effective income tax rate of the Company, particularly the ratio of Canadian and European pretax income versus U.S. pretax income. The effective income tax rate can also be impacted by discrete permanent differences affecting any period presented. The comparable prior-year period estimated income tax rates were 32.1%, 26.2%, 68.1%, and 24.4% in the United States/Puerto Rico, Canada, Europe, and the Philippines, respectively. The high effective tax rate in Europe during the prior-year period was due to a fixed tax expense relative to a small amount of pretax income.

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

Segment Discussion

Specialty Health Care

Specialty Health Care revenue of $126.5 million for the thirty-nine weeks ended October 3, 2026, increased 9.0%, or $10.4 million, compared to the comparable prior-year period. The increase in revenue was driven by the Company’s school clients, offset by a decrease in revenue from the Company’s non-school clients. Revenue from school clients for the thirty-nine weeks ended October 3, 2026, was $110.6 million, compared to $98.9 million for the comparable prior-year period. The increase in revenue from school contracts was driven by both existing and new clients. Revenue from non-school clients for the thirty-nine weeks ended October 3, 2026, was $15.9 million, compared to $17.2 million for the comparable prior-year period. Gross profit increased by 5.2%, or $1.7 million, to $35.2 million for the thirty-nine weeks ended October 3, 2026, compared to $33.5 million in the comparable prior-year period. Gross profit increased due to higher revenue, offset by a lower gross profit margin. Gross profit margin for the thirty-nine weeks ended October 3, 2026, decreased to 27.8%, compared to 28.8% for the comparable prior-year period. The decrease in gross profit margin was primarily attributed to a mix shift towards lower-margin services, slower-than-typical summer school assignments, and normal quarterly fluctuations. Specialty Health Care reported operating income of $15.3 million for the thirty-nine weeks ended October 3, 2026, compared with $15.0 million for the comparable prior-year period. The primary reason for the increase in operating income was the increase in gross profit, offset by an increase in SGA expense to $19.5 million for the thirty-nine weeks ended October 3, 2026, compared to $18.2 million for the comparable prior-year period. SGA expense increased primarily due to investments in sales and recruiting infrastructure to support revenue growth.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Weeks Ended October 3, 2026 Compared to Thirty-Nine Weeks Ended September 27, 2025 (Continued)

Segment Discussion (Continued)

Engineering

Engineering revenue of $96.4 million for the thirty-nine weeks ended October 3, 2026, increased 7.0%, or $6.3 million, compared to the comparable prior-year period. The increase in revenue included a $12.3 million increase in Energy Services revenue, offset by decreases in Aerospace revenue of $4.2 million and Industrial Processing revenue of $1.8 million. Energy Services’ revenue increased primarily due to higher activity in EPC projects. Aerospace revenue decreased primarily due to curtailed spending from one client. The Company believes the decrease in Industrial Processing revenue was mainly due to normal fluctuations. Gross profit increased by 3.7%, or $0.7 million, compared to the comparable prior-year period. Gross profit increased due to higher revenue, offset by a decline in the gross profit margin. Gross profit margin of 21.1% for the current period decreased from 21.7% for the comparable prior-year period. The decrease in gross profit margin was primarily driven by the Energy Services group, due to gaps between the start and end dates of major projects in the first quarter of 2026 and a change in mix associated with EPC project revenue in the second quarter of 2026. The Engineering segment reported operating income of $10.9 million, compared to $9.9 million for the comparable prior year period. Operating income increased due to higher gross profit, augmented by a decrease in SGA expenses. The Engineering segment’s SGA expense of $8.8 million decreased from $9.1 million, primarily due to a deliberate effort to gain efficiency on SGA expense.

Life Sciences, Data and Solutions

Life Sciences, Data and Solutions revenue of $27.3 million for the thirty-nine weeks ended October 3, 2026, increased 2.1%, or $0.6 million, compared to the comparable prior-year period. The Company primarily attributes the increase in revenue to increases in managed services revenue in its Life Sciences practice. Gross profit of $10.5 million for the thirty-nine weeks ended October 3, 2026, decreased 0.8%, or $0.1 million, compared to $10.6 million for the comparable prior-year period. Gross profit decreased due to a decrease in gross profit margin. Gross profit margin for the thirty-nine weeks ended October 3, 2026, was 38.6%, compared to 39.7% for the comparable prior-year period. The Company attributes the decrease in the gross profit margin to normal fluctuations. The Life Sciences, Data and Solutions segment reported operating income of $6.8 million for the thirty-nine weeks ended October 3, 2026, compared to $6.2 million for the comparable prior-year period. The increase in operating income was primarily due to a decrease in SGA expense to $3.6 million for the thirty-nine weeks ended October 3, 2026, compared to $4.3 million in the comparable prior-year period.

Corporate

The Company’s corporate SGA expense includes but is not limited to the following costs: public company-related, executive compensation, board compensation, directors’ and officers’ insurance, SAP ERP infrastructure, numerous centralized functions including accounting and financial management, information technology and cyber security infrastructure, payroll, billing, accounts receivable, and marketing. The corporate segment team primarily operates out of the United States, with limited operations in Serbia and the Philippines. Corporate SGA expense was $14.0 million for the thirty-nine weeks ended October 3, 2026, compared to $13.5 million for the comparable prior-year period, an increase of $0.5 million. The increase was primarily due to $0.6 million in excess professional fees incurred over budget for the Company’s fiscal 2025 audit, completed in the first quarter of 2026.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Supplemental Operating Results on a Non-GAAP Basis

The following non-GAAP measures, which adjust for the categories of expenses described below, are non-GAAP financial measures.  Our management believes that these non-GAAP financial measures (“Adjusted operating income”, “EBITDA”, “Adjusted EBITDA”, “Adjusted net income”, and “Adjusted diluted net earnings per share”) are useful information for investors, shareholders, and other stakeholders of our company in gauging our results of operations on an ongoing basis and to enhance investors’ overall understanding of our current financial performance and period-to-period comparisons.  We believe these non-GAAP financial measures are performance measures and not liquidity measures. These non-GAAP financial measures should not be considered as an alternative to net income or operating income as indicators of performance.  In addition, neither EBITDA nor Adjusted EBITDA considers changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows.  We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP.  These non-GAAP measures should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

The following unaudited tables present the Company's GAAP net income and GAAP operating income, and the corresponding adjustments used to calculate Adjusted operating income, EBITDA, Adjusted EBITDA, Adjusted net income, and adjusted diluted net earnings per share for the thirteen and thirty-nine weeks ended October 3, 2026, and September 27, 2025.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

GAAP operating income	$4,538	$3,938	$18,433	$17,122
Adjustments
Excess professional fees	-	-	647	-
Equity compensation	1,191	1,033	3,023	2,939
Adjusted operating income (non-GAAP)	$5,729	$4,971	$22,103	$20,061

GAAP net income	$2,716	$2,259	$11,461	$10,230
Income tax expense	1,395	1,065	5,246	4,651
Interest expense, net	448	584	1,819	1,885
Depreciation of property and equipment	565	539	1,677	1,364
EBITDA (non-GAAP)	$5,124	$4,447	$20,203	$18,130

Adjustments
Excess professional fees	-	-	647	-
(Gain) loss on foreign currency transactions	(21)	30	(93)	356
Equity compensation	1,191	1,033	3,023	2,939
Adjusted EBITDA (non-GAAP)	$6,294	$5,510	$23,780	$21,425

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Supplemental Operating Results on a Non-GAAP Basis (Continued)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

GAAP net income	$2,716	$2,259	$11,461	$10,230
Adjustments
Excess professional fees	-	-	647	-
(Gain) loss on foreign currency transactions	(21)	30	(93)	356
Equity compensation	1,191	1,033	3,023	2,939
Tax impact from normalized rate	(31)	(119)	(231)	(257)
Adjusted net income (non-GAAP)	$3,855	$3,203	$14,807	$13,268

GAAP diluted net earnings per share	$0.37	$0.30	$1.56	$1.34
Adjustments
Excess professional fees	-	-	$0.08	-
(Gain) loss on foreign currency transactions	$(0.00)	$0.01	$(0.01)	$0.05
Equity compensation	$0.16	$0.13	$0.41	$0.38
Tax impact from normalized rate(a)	$(0.00)	$(0.02)	$(0.03)	$(0.04)
Adjusted diluted net earnings per share (non-GAAP)	$0.53	$0.42	$2.01	$1.73

(a)

Amount reflects an adjustment to income tax expense applied to non-GAAP adjusted consolidated taxable income. The Company used an estimated effective income tax rate of 27.0% for both periods presented, approximating the Company’s federal USA income tax rate plus the tax-affected rate for states and Puerto Rico.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

The following table summarizes the major captions from the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Weeks Ended
	October 3, 2026	September 27, 2025
Cash provided by (used in):
Operating activities	$9,818	$7,520
Investing activities	$(477)	$(1,398)
Financing activities	$(9,875)	$(9,471)

Operating Activities

Operating activities provided $9.8 million of cash for the thirty-nine weeks ended October 3, 2026, compared to $7.5 million in the comparable prior-year period. The major components of cash provided by operating activities in the thirty-nine weeks ended October 3, 2026, and the comparable prior-year period are as follows: net income, changes in accounts receivable and contract assets, the net of transit accounts payable and transit accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, accrued payroll and related costs, and deferred revenue.

For the thirty-nine weeks ended October 3, 2026, the Company reported net income of $11.5 million compared to $10.2 million for the comparable prior-year period. An increase in accounts receivable and contract assets in the thirty-nine weeks ended October 3, 2026, used $3.5 million of cash compared to $5.2 million in the comparable prior-year period. The Company primarily attributes this increase in accounts receivable for the thirty-nine weeks ended October 3, 2026, to lagging collections from several of the Company's school clients for the 2025-2026 school year and retainage under the Company’s EPC contracts.

While highly variable, the Company’s transit accounts payable typically exceed the Company’s transit accounts receivable, but absolute amounts and differences fluctuate significantly from quarter to quarter in the normal course of business. The net of transit accounts payable and transit accounts receivable was a net payable of $2.7 million as of October 3, 2026, and $8.2 million as of January 3, 2026, with $5.5 million in cash used during the thirty-nine weeks ended October 3, 2026. The net of transit accounts payable and transit accounts receivable was a net payable of $7.2 million as of September 27, 2025, and $16.5 million as of December 28, 2024, with $9.3 million in cash used during the thirty-nine weeks ended September 27, 2025. The decrease in net transit payable as of October 3, 2026, was due to normal fluctuations associated with several large, multiyear EPC projects. In a typical EPC contract, the Company receives significant cash upfront to fund equipment procurement and construction subcontractors throughout the project.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Operating Activities (Continued)

Prepaid expenses and other current assets provided $1.4 million in cash for the thirty-nine weeks ended October 3, 2026, compared to $2.9 million for the comparable prior-year period. The Company typically attributes changes to prepaid expenses and other current assets, if any, to general timing of payments in the normal course of business. Since certain expenses are paid before a fiscal year concludes and are amortized over the next fiscal year, prepaid expenses and other current assets generally tend to increase at the end of a fiscal year and decrease during the first three quarters of the following fiscal year.

An increase in accounts payable and accrued expenses provided cash of $5.2 million for the thirty-nine weeks ended October 3, 2026, compared to using $0.1 million for the comparable prior-year period. The Company attributes these changes to typical fluctuations in the normal course of business.

Changes in accrued payroll and related costs resulted in $2.5 million for the thirty-nine weeks ended October 3, 2026, compared to $2.9 million for the comparable prior-year period. There are four primary factors that generally impact accrued payroll and related costs: 1) there is a general correlation to operating expenses as payroll and related costs is the Company’s largest expense group, so as operating costs increase or decrease, absent all other factors, so will the accrued payroll and related costs; 2) the Company pays the majority of its payroll every two weeks and normally has thirteen weeks in a fiscal quarter, which means that the Company normally has a major payroll on the last business day of every other quarter; 3) the timing of various payroll related payments varies in the normal course of business; and 4) most of the Company’s senior management participate in annual incentive plans and while progress advances are sometimes made during the fiscal year, these accrued bonus balances, to the extent they are projected to be achieved, generally accumulate throughout the year. A significant portion of these incentive plan accruals is typically paid at the beginning of one fiscal year for the prior fiscal year. The Company’s last major payroll for the thirty-nine weeks ended October 3, 2026, was paid on October 2, 2026.

The Company’s deferred revenue balance as of October 3, 2026, was $9.0 million, compared to $14.8 million as of January 3, 2026, using cash from operations of $5.8 million for the thirty-nine weeks ended October 3, 2026. The decrease was attributable to upfront payments for future labor under the Company’s EPC contracts.

Investing Activities

Investing activities used $0.5 million to purchase property and equipment in the current period, compared with $1.4 million in the comparable prior-year period. The primary reason for the decrease was the completion of the Company’s new ERP software implementation in fiscal 2025.

Financing Activities

Financing activities used $9.9 million of cash for the thirty-nine weeks ended October 3, 2026, compared to $9.5 million in the comparable prior-year period. The Company made net payments under its revolving credit facility of $2.0 million during the thirty-nine weeks ended October 3, 2026, compared with $3.4 million in the comparable prior-year period. The Company used $6.6 million to purchase its common stock during the thirty-nine weeks ended October 3, 2026, compared with $5.1 million during the thirty-nine-week period ended September 27, 2025. During the thirty-nine weeks ended October 3, 2026, the Company used $1.2 million to retire vested equity grant shares, the proceeds of which were used to pay withholding taxes upon vesting, compared to $0.9 million in the comparable prior-year period. The Company generated cash of $0.7 million from sales of shares from its employee stock purchase plan for the thirty-nine weeks ended October 3, 2026, compared to $0.6 million in the comparable prior-year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Financing Activities (Continued)

Borrowings under the Revolving Credit Facility bear interest at one of two alternative rates, as selected by the Company at each incremental borrowing. These alternatives are: (i) SOFR (Secured Overnight Financing Rate), plus applicable margin or (ii) the agent bank’s prime rate generally borrowed over shorter durations. The Company also pays unused line fees based on the amount of the Revolving Credit Facility that is not drawn. Unused line fees are recorded as interest expense. The effective weighted average interest rate, including unused line fees, for the thirty-nine weeks ended October 3, 2026, and September 27, 2025, were 5.6% and 6.2%, respectively.

All borrowings under the amended Revolving Credit Facility remain collateralized with substantially all the Company’s assets, as well as the capital stock of its subsidiaries. The Revolving Credit Facility also contains various financial and non-financial covenants, such as a covenant that restricts the Company’s ability to borrow to pay dividends. As of October 3, 2026, the Company was in compliance with all covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

Borrowings under the revolving credit facility as of October 3, 2026, and January 3, 2026, were $22.7 million and $24.7 million, respectively. There were letters of credit outstanding as of October 3, 2026, and January 3, 2026, in the amounts of $18.8 million and $13.2 million, respectively. As of October 3, 2026, and January 3, 2026, the Company had availability for additional borrowings under the Revolving Credit Facility of $23.5 million and $27.1 million, respectively.

In addition to borrowings and sales of shares from its equity plans, the Company may raise capital through sales of shares of common stock under its at-the-market issuance program (the “ATM Program”) established under its March 2024 At Market Issuance Sales Agreement with B. Riley Securities, Inc., as the agent (the “Agent”). The ATM Program allows the Company to offer and sell shares of the common stock having an aggregate sales price of up to $50.0 million from time to time through the Agent. To date, the Company has not sold any shares under the ATM Program.

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

The Company’s liquidity and capital resources as of October 3, 2026, included accounts receivable and total current asset balances of $85.0 million and $99.5 million, respectively. Current liabilities were $47.9 million as of October 3, 2026, exceeding total current assets by $51.6 million.

The Company experiences volatility in its daily cash flow and, at times, relies on the Revolving Credit Facility to provide daily liquidity for the Company’s financial operations. As of October 3, 2026, the Company was in compliance with all financial covenants contained in the Revolving Credit Facility. The Company believes that it will maintain compliance with its financial covenants for the foreseeable future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Commitments and Contingencies

The Company anticipates that its primary use of capital in future periods will be for working capital purposes. Funding for any long-term and short-term capital requirements as well as future acquisitions will be derived from one or more of the Revolving Credit Facility (or a replacement thereof), funds generated through operations or future financing transactions. The Company is subject to legal proceedings and claims that arise from time to time in the ordinary course of its business, which may or may not be covered by insurance. Were an unfavorable outcome to occur, there is a possibility of a material adverse impact on our financial position, liquidity, and results of operations.

The Company’s business strategy is to achieve growth both internally through operations and externally through strategic acquisitions. The Company from time to time engages in discussions with potential acquisition candidates. The Company has acquired numerous companies throughout its history, and those acquisitions have generally included significant future contingent consideration. As the size of the Company and its financial resources increase, however, acquisition opportunities requiring significant commitment of capital may arise. To pursue such opportunities, the Company may be required to incur debt or issue potentially dilutive securities in the future. No assurance can be given as to the Company’s future acquisition and expansion opportunities or how such opportunities will be financed.

The Company is exposed to various asserted claims as of October 3, 2026, where the Company believes it has a probability of loss. Additionally, the Company is exposed to other asserted claims for which no loss amount has been declared, and the Company cannot determine the potential loss. Any of these claims could result in an unfavorable outcome or a settlement exceeding the accrued amounts. However, the Company believes that such matters will not, either individually or in the aggregate, have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. As of October 3, 2026, the Company had accrued $0.3 million for asserted claims.

The Company is also subject to other pending legal proceedings and claims that arise from time to time in the ordinary course of its business, which may not be covered by insurance.

The Company utilizes SAP software for its financial reporting and accounting system, which was initially implemented in 1999 and was upgraded during fiscal years 2023 through 2025.

The Company’s current commitments consist primarily of leasing obligations for office space. The Company believes that its capital resources are sufficient to meet its present obligations and those to be incurred in the normal course of business for at least the next 12 months.

The Company leases office facilities and various equipment under non-cancelable leases expiring at various dates through November 2037. Certain leases are subject to escalation clauses based upon changes in various factors.

Maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2026 (after October 3, 2026)	$398	$272
2027	1,410	546
2028	1,307	-
2029	909	-
2030	366	-
Thereafter	1,538	-

Total lease payments	5,928	818
Less: imputed interest	(793)	(19)
Total	$5,135	$799

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Future Contingent Payments for Contingent Consideration

As of October 3, 2026, the Company had no acquisition agreement whereby additional contingent consideration may be earned by the sellers.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk from changes in interest rates relates primarily to its investment portfolio and debt instruments, which consist primarily of the Revolving Credit Facility. The Company has no derivative financial instruments in its portfolio. The Company invests in instruments that meet high credit-quality standards. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. As of October 3, 2026, the Company’s investments consisted of cash and money market funds. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. Based on the Company’s variable-rate Revolving Credit Facility balances during the thirty-nine weeks ended October 3, 2026, if the interest rate on the Company’s variable-rate Revolving Credit Facility (using an incremental borrowing rate) during the period had been 1.0% higher, the Company’s interest expense on an annualized basis would have increased by $0.4 million. The Company does not expect any material loss on its investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended January 3, 2026, we identified deficiencies described below that existed as of January 3, 2026, and continued to exist on October 3, 2026. Based on our evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as such term is defined in Rule(s) 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of October 3, 2026, because of the material weaknesses in our internal control over financial reporting described below.

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

Material Weakness Remediation Activities

To address these material weaknesses, management, with oversight from the Audit Committee, continues to execute its remediation plan to enhance the Company's control framework and policies, strengthen documentation of control procedures, and improve the overall control environment. During the quarter ended October 3, 2026, the Company continued advancing its broader Finance Operations Transformation program, designed to strengthen and scale its finance operating model, including its people, processes, technology, and governance. As part of this program, management advanced near-term stabilization activities to strengthen the existing control environment while continuing to assess opportunities for longer-term process and technology improvements. These efforts included completing a comprehensive financial reporting risk assessment, largely completing business processes and information technology control walkthroughs, advancing enhancements to the design and documentation of key internal controls, and adding key personnel to support the Company’s Finance Operations Transformation program.

Our ongoing remediation efforts related to the above-identified material weaknesses include, but are not limited to:

●

The Company continues to reevaluate the overall control environment using a risk-based approach. During the quarter, management completed a comprehensive financial reporting risk assessment, including the evaluation of significant accounts, business processes, and related financial reporting risks, and largely completed business process and information technology control walkthroughs. These activities supported the ongoing assessment of the design of existing controls and the identification of opportunities for further enhancements to controls.

●

The Company continues to strengthen management review controls by enhancing the design and documentation of key review procedures. During the quarter, management refined review criteria, including the precision of reviews, investigation thresholds, supporting analyses, and documentation of conclusions and follow-up actions, to promote consistent execution and the retention of evidence supporting control performance.

●

The Company continues to improve quarter-close controls through the redesign and enhancement of key financial reporting procedures, including management reviews of financial statements, account balances, consolidation activities, and other significant financial reporting areas. These efforts include clarifying control ownership, strengthening review and documentation requirements, and advancing structured close procedures with defined responsibilities, deadlines, and escalation protocols.

●

The Company continues to develop and implement targeted training for personnel involved in financial reporting and internal control activities to strengthen understanding of the Company's internal control over financial reporting framework, including Sarbanes-Oxley requirements and expectations for the design, execution, documentation, precision of review, and timeliness required to support the effective operation of management review controls and other key financial reporting controls.

●

The Company continues to update the Company's production application suite to phase out legacy timekeeping systems, enhance change management procedures and supporting documentation, and centralize provisioning and deprovisioning for remaining timekeeping systems through an IT ticketing system. These initiatives are being evaluated and coordinated with the Company's broader Finance Operations Transformation program to strengthen technology governance and support the effectiveness of related financial reporting controls.

Management will continue to assess the effectiveness of its internal control over financial reporting and take steps to remediate the identified material weaknesses expeditiously. These remediation and stabilization activities are being coordinated with the Company's broader Finance Operations Transformation program and remain subject to ongoing senior management review and Audit Committee oversight.

The implementation of these remediation efforts remains in progress, may require additional expenditure, and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Accordingly, management has not concluded that the identified material weaknesses are remediated, and the timing of completion remains uncertain. Management may determine that additional measures are necessary, which could require further implementation and evaluation time.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation activities relating to the material weaknesses described above, there were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended October 3, 2026, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Not applicable.

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

RCM Technologies, Inc.

Date: November 11, 2026	By: /s/ Bradley S. Vizi
Bradley S. Vizi Executive Chairman and President (Principal Executive Officer and Duly Authorized Officer of the Registrant)

Date: November 11, 2026	By: /s/ Kevin D. Miller
Kevin D. Miller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)